Form 10-K
period 2004-04-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2004-07-29
CIK 1280352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-113140

             INN OF THE MOUNTAIN GODS RESORT AND CASINO (Exact Name
                   of Registrant as Specified in Its Charter)


            NOT APPLICABLE                        85-0098966
     (State or Other Jurisdiction              (I.R.S. Employer
  of Incorporation or Organization)         Identification Number)

       287 CARRIZO CANYON ROAD
        MESCALERO, NEW MEXICO                       88340
   (Address of Principal Executive                (Zip Code)
               Offices)


                                 (505) 464-6595
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
                     None                               None

         Securities registered under
          Section 12(G) OF THE ACT:
               (Title of Class)
                     None


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [__]  No [X]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [__]  No [X]

REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") TO (A) THE "TRIBE" REFERS TO THE MESCALERO APACHE TRIBE, A FEDERALLY RECOGNIZED INDIAN TRIBE, (B) "IMG RESORT AND CASINO" REFERS TO INN OF THE MOUNTAIN GODS RESORT AND CASINO, A BUSINESS ENTERPRISE OF THE TRIBE, (C) "CASINO APACHE" REFERS TO CASINO APACHE, A BUSINESS ENTERPRISE OF THE TRIBE, (D) THE "INN" REFERS TO INN OF THE MOUNTAIN GODS, A BUSINESS ENTERPRISE OF THE TRIBE,
(E) THE "TRAVEL CENTER" REFERS TO CASINO APACHE TRAVEL CENTER, A BUSINESS ENTERPRISE OF THE TRIBE AND (F) "SKI APACHE" REFERS TO SKI APACHE, A BUSINESS ENTERPRISE OF THE TRIBE. EACH OF CASINO APACHE, THE INN, THE TRAVEL CENTER AND SKI APACHE IS A WHOLLY-OWNED SUBSIDIARY OF IMG RESORT AND CASINO." REFERENCES IN THIS FORM 10-K TO "WE," "OUR," "OUR" AND "US" REFER TO IMG RESORT AND CASINO.

FORWARD-LOOKING STATEMENTS

     THIS FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. STATEMENTS REGARDING OUR EXPECTED FINANCIAL CONDITION, RESULTS OF OPERATIONS, BUSINESS, STRATEGIES AND FINANCING PLANS UNDER THE HEADINGS "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "BUSINESS" AND ELSEWHERE IN THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS FORM 10-K, THE WORDS "ANTICIPATE," "EXPECT," "PLAN," "INTEND," "WILL," "DESIGNED," "ESTIMATE," "ADJUST" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, INDICATE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS MAY PROVE TO BE INCORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS DISCLOSED IN THIS FORM 10-K INCLUDE, WITHOUT LIMITATION, RISKS RELATING TO THE FOLLOWING: (A) OUR LEVELS OF LEVERAGE AND ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS; (B) OUR FINANCIAL PERFORMANCE; (C) CONTINGENCIES ASSOCIATED WITH THE CONSTRUCTION OF OUR TWO-PHASE CONSTRUCTION PROJECT, WHICH WE REFER TO AS THE PROJECT, AND DISRUPTIONS CAUSED THEREBY; (D) RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS;
(E) REALIZING THE BENEFITS OF OUR BUSINESS PLAN AND BUSINESS STRATEGIES; (F) CHANGES IN GAMING LAWS OR REGULATIONS, INCLUDING POTENTIAL LEGALIZATION OF GAMING IN CERTAIN JURISDICTIONS; (G) THE IMPACT OF COMPETITION IN OUR MARKETS;
(H) OUR ABILITY TO ATTRACT INCREASING NUMBERS OF CUSTOMERS ONCE THE PROJECT IS COMPLETE; (I) GENERAL LOCAL, DOMESTIC AND GLOBAL ECONOMIC CONDITIONS; AND (J) OTHER FACTORS DISCUSSED UNDER "RISK FACTORS" OR ELSEWHERE IN THIS FORM 10-K.

     YOU ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY OUR CAUTIONARY STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K ARE MADE ONLY AS OF THE DATE OF THIS FORM 10-K. WE DO NOT INTEND, AND UNDERTAKE NO OBLIGATION, TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS

OVERVIEW

IMG RESORT AND CASINO

     IMG Resort and Casino, established on April 2, 2003, is a wholly owned enterprise of the Tribe with the exclusive power to conduct and regulate gaming activities on the Tribe's reservation. We operate New Mexico's only all-season gaming destination resort on the Tribe's 725 square mile reservation in south-central New Mexico. We are located in the forests of the Sacramento Mountains and our operations include: two full- service casinos offering 39,600 square feet of gaming space including 1,180 slot machines and 38 table games as of April 30, 2004; a new resort hotel and casino on the banks of Lake Mescalero (currently under construction); the second largest ski resort in New Mexico; a championship golf course; big-game hunting and various other outdoor recreational activities. We are located approximately 120 miles north of El Paso, Texas and the Mexican border, approximately 200 miles south of Albuquerque, New Mexico and approximately 10 miles west of the resort town of Ruidoso. Ruidoso and its surrounding area offers tourists a variety of year-round activities, including skiing, golfing, hunting, boating, fishing, camping, swimming, horseback riding and cultural events. The neighboring town of Ruidoso Downs features the Ruidoso Downs Race Track and Casino, offering quarter horse and thoroughbred racing throughout the summer months and is home of the world's richest quarter horse race, the All-American Futurity. White Sands National Monument, which attracts in excess of 500,000 visitors a year, is located approximately 60 miles away from our properties.

     Our casinos and resort hotel are conveniently located off of a heavily traveled four-lane highway, U.S. Highway 70. According to the New Mexico State Highway and Transportation Department, approximately 5.9 million vehicles travel across U.S. Highway 70 each year. We are the only full-service casino operator within our primary market area, encompassing southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell and western Texas, including the cities of El Paso, Lubbock and Odessa, and northern Mexico, including Ciudad Juarez.

THE PROJECT

     We are currently engaged in a two-phase construction project, which we refer to as the Project. We successfully completed Phase I of the Project, construction of our new Casino Apache Travel Center in May 2003, at a cost of $16.0 million. We are currently constructing Phase II of the Project, the Inn of the Mountain Gods Resort and Casino, or the Resort. We have entered into a fixed price contract for the Phase II construction costs and expect to complete the Resort in April 2005 at a cost of $171.3 million.

     Management believes the Project will position us as the "Southwest's Best All-Season Resort" by expanding and modernizing our gaming and hotel facilities to meet customer demand and address the limitations of our existing casino, Casino Apache, and our old hotel, the Inn of the Mountain Gods. Casino Apache currently operates at capacity on weekends, holidays and during promotional events even though it was originally designed as a two-floor convention space and not a high-traffic casino. Casino Apache is also affected by poor ventilation and limited parking and gaming space. Although it was opened in 1975 as a luxury resort hotel, by 2002 the Inn of the Mountain Gods hotel was an aging and dated facility that required significant modernization to serve the needs of our customers. These capacity and design issues have limited our ability to attract additional gaming and resort customers from both within and beyond our primary market area. Nevertheless, our gaming revenues have continued to grow, experiencing a compound annual growth rate of approximately 15.0% from our fiscal year ended April 30, 2000 through April 30, 2004.

PHASE I -- TRAVEL CENTER

     In May 2003, we successfully completed Phase I of the Project, construction of the Travel Center, on time and on budget. The Travel Center targets locals and casual day-trip visitors and complements our gaming operations at Casino Apache. The Tribe funded the entire construction cost of the Travel Center with equity contributions to us from cash on hand. The 14-acre Travel Center, which includes a 30,000 square foot main building, is located on U.S. Highway 70, and at April 30, 2004 featured:

     o 17,000 square feet of gaming space including 502 slot machines and 13 table games, including blackjack and roulette;

     o two video poker bars -- a 12-seat circular bar located in the center of the facility, which features video poker at all 12 seats, and an 11-seat full-service bar, which features video poker at five seats;

     o "Smokey-B's Grill," a 2,300 square foot, 135-seat casual dining restaurant;

     o a 2,500 square foot convenience store, which carries food, candy, hot and cold beverages and travel and sundry items;

     o an 800 square foot tax-free smoke shop, which offers a variety of brand-name carton cigarettes at discounted prices;

     o a Conoco-branded fuel station with 12 gasoline and eight diesel pumping stations;

     o    a 2,000 square foot shower and laundry facility;

     o 700 on-site parking spaces, including a separate parking area for semi-trucks, with over 24 over-sized spaces; and

     o    shuttle service to Casino Apache.

PHASE II -- INN OF THE MOUNTAIN GODS RESORT AND CASINO

     In January 2003, we demolished the existing Inn of the Mountain Gods hotel and began Phase II of the Project, construction of the new Resort on the site of the old hotel. Construction of the Resort has been designed to minimize disruption of our existing Casino Apache operations, which has been and will remain open during the construction period. We expect to complete the Resort in April 2005.

     We intend to fund the construction of the Resort from proceeds of the sale of the 12% Senior Notes issued on November 3, 2003, or the notes, cash on hand, equity contributions from the Tribe, operating cash flows and permitted equipment financing. We have approximately $69.9 million of construction and equipment costs remaining to be paid to complete the Resort. As of April 30, 2004, we had approximately $34.5 in a construction disbursement account to pay for the remaining costs of the Resort. We intend to fund the remaining $35.4 million from operating cash flow and permitted indebtedness.

     Upon completion of the Resort, Casino Apache will be relocated into the Resort. The Resort is designed to be a premier gaming resort destination hotel and casino, targeting the mature, affluent gaming and entertainment patron, as well as middle market clientele. The casino will offer higher table gaming and slot machine limits and a broader mix of table games than the Travel Center. Key design elements include:

     CASINO - Situated on the main level, adjacent to the Grand Hall, the 38,000 square foot casino will be easily accessible from all resort amenities via the connecting public concourse encircling the Resort Entry Plaza. All gaming activities will be located on a single level with good sight lines, varying ceiling heights and machine layouts to create an interesting and comfortable feel. Initially, the casino is expected to operate with 1,000 slot machines (and capacity for 1,500 machines) and 34 table games.

     HOTEL - We have designed the 273-room hotel with the size of the rooms and quality of furnishings comparable to first-class, full-service, chains such as Westin, Marriot or Hyatt. The hotel structure will vary between four and eight stories in height, depending upon the location along the hotel corridor, and will allow for easy traveling distance to and from the casino and events center. Our over-sized deluxe guest rooms will be either 480 square feet or 610 square feet and our suites will be 1,200 square feet (with the ability to connect to a 480 square foot deluxe guest room, providing a total of 1,680 square feet in that configuration). In-room amenities will include high-speed Internet access, coffee makers, ironing boards and irons, mini-bars, toiletries, free and pay-per-view movies and other standard and premium channels. All rooms feature a balcony view of Lake Mescalero and either Sierra Blanca Mountain or the forest-lined golf course. The hotel will also feature an indoor swimming pool and fitness center including a yoga and aerobics workout area, steam and sauna facilities for both men and women and a family locker area.

     The hotel will also feature various food and beverage venues including a 150-seat indoor/outdoor casual and fine dining restaurant; a 250-seat buffet style restaurant; a 100-seat sports bar, a 75-seat night club featuring live entertainment and dancing and a "quiet" lounge featuring an oversized fireplace.

     EVENTS CENTER - Guests will access the main entrance of the 37,000 square foot events center from the Grand Hall and connecting corridor. The events center will accommodate a wide variety of activities, including entertainment and sports events, such as concerts, comedy shows and boxing, as well as trade shows and exhibitions.

     RESORT ENTRY PLAZA AND GRAND HALL - The "Resort Entry Plaza" will make use of a centralized circular driveway entrance, with easy access to the casino, hotel, events center and parking. Ample parking will be available for our customers and employees in our 1,700 space underground parking structure and 500 spaces of surface parking. The design is intended to route guests to their destination while ensuring that all amenities are highly visible. The design also provides each element of the resort - casino, hotel and events center - with its own separate entrance, but still ties together the entire facility.

     The "Grand Hall" is designed as a central atrium space from which guests can access all resort amenities. The space will connect the casino to the southwest, the hotel along the lake to the north, and the events center to the southeast. The Grand Hall will offer panoramic views of Lake Mescalero, the "Lakefront Walk" and Sierra Blanca

Mountain. Several dining and retail areas will be conveniently located off the Grand Hall as well as the hotel lobby and guest elevators. A curvilinear dual-staircase leads to the fine dining and patio areas below.

DESIGN AND CONSTRUCTION TEAM

     The following is a brief description of the design and construction professionals we have selected to assist in the development of the Resort:

     CENTEX/WORTHGROUP, LLC - We have retained Centex/WorthGroup, LLC to design and construct the Resort. Centex/WorthGroup is a joint venture comprised of WorthGroup Architects, L.P., who designed the Resort, as well as the Bellagio, Hard Rock Hotel & Casino and Mandalay Bay, in Las Vegas, and Centex Construction Company, Inc., who will construct the Resort. Centex has extensive experience in the resort and hospitality sector, with clients including Harrah's Casino in Las Vegas, Atlantis Paradise Island Resort and Casino in the Bahamas and Disney's All Star Resort in Lake Buena Vista, Florida. The Tribe has a successful working history with Centex/WorthGroup, who successfully designed, built and opened the Travel Center on time and within budget in May 2003. In addition, the Tribe previously selected Centex to build its new K-12 school in Mescalero, which also opened on schedule and within budget in May 2002, and has won three national awards in the construction and design/build fields.

     RIDER HUNT LEVETT & BAILEY - We have retained Rider Hunt Levett & Bailey to provide project management services, budgeting services and ongoing schedule management for construction of the Resort. Rider Hunt has extensive experience in managing the design and construction of casinos including Chukchansi Gold Resort & Casino, Pechanga Entertainment Center, Excalibur Las Vegas Resort Hotel and Casino, Hard Rock Hotel and Casino and Silver Legacy Resort Casino.

     PROFESSIONAL ASSOCIATES CONSTRUCTION SERVICES - Professional Associates Construction Services, Inc. of Orange, California has been retained as an independent construction consultant on behalf of the holders of the notes. The conditions under the cash collateral and disbursements agreement generally provide that funds will be disbursed only if Professional Associates certify to the disbursement agent that there is sufficient available funds to complete the Resort in accordance with the budget. Professional Associates has acted as construction consultant in connection with the construction of Chukchansi Gold Resort & Casino, Pechanga Entertainment Center, Barona Casino and Station Casino's Green Valley Ranch Resort.

CONSTRUCTION CONTRACT

     We have entered into a fixed price design and build contract, which we refer to as the Fixed Price Contract, for approximately $135.2 million with Centex/WorthGroup, LLC for the cost associated with the design and construction of the Resort. Centex/WorthGroup is responsible for achieving substantial completion of the Resort by February 28, 2005, with final completion within 60 days thereafter. As of April 30, 2004, we had paid approximately $96.2 million to Centex/WorthGroup under the Fixed Price Contract, leaving approximately $39.0 million remaining under the agreement. Neither we nor the Tribe can provide you with any assurance that the Resort will be completed within budgeted costs.

OUR BUSINESS ACTIVITIES

     IMG Resort and Casino was formed by the Tribe on April 2, 2003 to be the holding company for all of the Tribe's gaming and resort enterprises. Prior to the formation of IMG Resort and Casino, the Tribe had been operating all of its gaming and resort activities through four separate tribal enterprises: Casino Apache, which owned and operated the Tribe's original casino, Casino Apache, since the commencement of its operations in 1992; Ski Apache, which owned and operated the Tribe's ski resort, since the commencement of its operations in 1964; Inn of the Mountain Gods, which owned and operated the Tribe's resort hotel, the Inn of the Mountain Gods, since the commencement of its operations in 1975; and the Travel Center, which owned and operated the Tribe's second gaming facility, Casino Apache Travel Center, since the commencement of its operations in April 2003. On April 2, 2003, each of the Tribe's gaming and resort enterprises - the Travel Center, Casino Apache, Ski Apache and Inn of the Mountain Gods - were contributed to IMG Resort and Casino by the Tribe and are wholly-owned subsidiaries of IMG Resort and Casino.

GAMING

     We currently operate two gaming facilities, the Travel Center and Casino Apache. The Travel Center, opened on May 21, 2003, is located directly on U.S. Highway 70 and is highly visible to drivers in both directions. Casino Apache, opened in 1992, is located two miles off of U.S. Highway 70, adjacent to the future site of the Resort. As of April 30, 2004, Casino Apache featured 22,600 square feet of gaming space, 678 slot machines and 25 table games, including craps, blackjack, roulette, three-card poker and "Let it Ride;" a 100-seat buffet restaurant; a gift shop and approximately 400 customer parking spaces.

     Our gaming operations have experienced continued growth since fiscal 2000. Gaming revenues have increased from $35.4 million for the twelve months ended April 30, 2000 to $60.3 million for the twelve months ended April 30, 2004, a compound annual growth rate of 15.0%. In May 2003, we opened the Travel Center with approximately 500 slot machines, comprised of approximately 200 slot machines moved from Casino Apache and approximately 300 new slot machines. Upon completion of the Resort, the current space at Casino Apache will be converted into child care center for guests and employees, which we will refer to as "Camp Mescalero."

RESORT AMENITIES

     Since opening the original 118-room hotel as a five-star resort facility in 1975, we have built a strong reputation as a leading destination resort in our region. Our cool mountain climate and resort amenities typically attract capacity crowds from May through September. Our resort amenities include our championship golf course, rated the 35th "Best Golf Resort" in the country in 2002 by Golf Week(TM), a golf pro shop, big game hunts, shooting ranges, horseback riding, boating, fishing and a casual dining restaurant and bar. During construction, we have been and will continue to operate substantially all of our resort amenities. In addition, we have instituted a partnership with more than a dozen local hotels to provide our regular lodging patrons with accommodations throughout this period.

SKIING

     We have owned and operated Ski Apache since 1964. Ski Apache has 750-acres of ski area and is the second largest snow ski area (based upon acres of ski area) in the State of New Mexico. Our ski resort is located on U.S. Forest and Tribal land on the 12,003-foot Sierra Blanca Mountain, on the southern tip of the Rocky Mountains, approximately 20 miles from the site of the Resort. Approximately 200,000 skiers, primarily from New Mexico, Texas, Arizona and Mexico, visited Ski Apache during each of our last three ski seasons, which typically run from Thanksgiving to Easter. At April 30, 2004, Ski Apache featured:

     o 11 lifts providing the largest lift capacity in New Mexico (over 16,500 people per hour), which include a four-passenger gondola (the only one in New Mexico), two quad chair lifts, five triple chairs, one double chair lift and two surface lifts;

     o    a base elevation of 9,600 feet and a vertical drop of 1,900 feet;

     o 55 ski trails, of which 20 percent are beginner, 35 percent are intermediate and 45 percent are advanced, as well as Apache Bowl, an expert open bowl ski area;

     o    a Professional Ski Instructors of America ski and snowboarding school;
          and

     o a sport shop with ski rental, offering top quality ski and snowboarding equipment.

     Although Ski Apache typically averages over 15 feet of snowfall each year, Ski Apache features a multi-million dollar snowmaking system, which covers 1,000 feet of vertical drop, trails for all ability levels and the use of 8 of its 11 lifts.

BUSINESS STRATEGY

     We are the only full-service casino operator offering both slot machines and table games within our primary market area, which encompasses southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell, western Texas, including the cities of El Paso, Lubbock and Odessa and northern Mexico, including

Ciudad Juarez. Our primary feeder markets include cities over 200 miles away. We have identified this market based on information we have obtained from our approximately 90,000 member customer loyalty program, the Apache Spirit Club. We believe that our facilities will continue to be attractive to these customers because of our location. Within our primary market area we are the closest gaming facility to offer both slot machines and table games and we are the closest resort destination offering all-season amenities, including skiing and championship golf.

     Upon completion of the Project, we believe we will be able to increase penetration within our existing primary market and expand our market to include a greater number of customers from New Mexico, Mexico, Texas, Oklahoma, Colorado, Arizona, and California. In connection with the Project, we also intend to implement a comprehensive business and marketing strategy to enhance operations at our facilities. Key measures include:

     o CROSS MARKET OUR RESORT FACILITIES - Cross market all of our resort facilities to increase market penetration and expand our market by highlighting our diverse range of attractive all-season activities;

     o INTEGRATE MANAGEMENT - Further expand our management team and consolidate our management structure across our resort enterprises, which were formerly operated as separate businesses, to drive greater operating efficiencies and economies of scale for our resort enterprises as a whole;

     o BROADEN CUSTOMER BASE - Offer different gaming and slot machine limits, mixes of table games, and non-gaming amenities across our casino and new resort to broaden our customer base;

     o IMPLEMENT PREMIUM PRICING - Capitalize on our new resort facilities, including luxury accommodations, to implement premium pricing to target a more affluent customer base;

     o SHOULDER AND OFF-PEAK MARKETING - Create targeted promotions to achieve higher utilization during shoulder and off-peak periods; and

     o EXPAND CUSTOMER LOYALTY PROGRAM - Continue to expand the Apache Spirit Club across all of our resort facilities, to recognize gaming and non-gaming spending habits and create individually targeted promotions for our customers. We have increased memberships in the Apache Spirit Club by approximately 61.0% from March 2003 through April 2004.

     The Project is part of our business strategy to develop an integrated resort, increase our market reach and realize operating benefits from business synergies. We may not be able to fully implement this strategy if we experience changes in general or local economic conditions, increased competition, other changes in our industry, or our plan to promote our customers' utilization of our various resort amenities, including our gaming, hotel, entertainment and other amenities does not achieve its intended results.

GAMING IN NEW MEXICO


                                 OBJECT OMITTED


COMPETITION

     Our primary market area encompasses southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell, western Texas, including the cities of El Paso, Lubbock and Odessa and northern Mexico, including Ciudad Juarez. According to the U.S. Census Bureau and Desarrollo Economico de Ciudad Juarez/INEGI there are approximately 3.1 million people in our primary market area and 1.8 million adults.

     Currently, we are the only full-service casino operator within our primary market area. We currently face competition in our primary market area from two racinos, Ruidoso Downs, 10 miles away in Ruidoso and Sunland Park Racetrack and Casino, 125 miles away in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino facility, 700 slot machines and five restaurants. Both of these facilities lack table games and lodging facilities. In addition, we compete with 11 other New Mexico Indian casinos and one racino located in and around Albuquerque and Santa Fe, New Mexico, which is outside of our primary market area.

     We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. Upon completion of the Project, we intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. We will begin to compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country.

MESCALERO APACHE TRIBE

TRIBAL ADMINISTRATION

     The Tribe is a federally recognized Indian tribe located on a 750 square mile reservation in south-central New Mexico and has approximately 4,100 members. The Indian Reorganization Act of 1934 and subsequent federal legislation govern the relationship between the Tribe and the United States government. The Tribe operates under a constitution approved by the United States Secretary of the Interior on March 25, 1936, revised on January 12, 1965, and amended on May 31, 1985.

     In accordance with its Constitution, the Tribe is governed by and enacts laws through ordinances and resolutions of the Mescalero Apache Tribal Council, or the Tribal Council, which is comprised of a President, Vice President and eight Council Members, each of whom is elected by a majority vote of the eligible adult enrolled members of the Tribe. The President is a non-voting member of the Tribal Council and the Vice President only votes if necessary to break a tie. Each member of the Tribal Council serves a two-year term, with the terms of the voting members staggered so that each year four of those eight positions are up for election. The Tribal Council has the power, by ordinance, to establish the principles and policies governing the operation and control of all enterprises of the Tribe. The Tribal President has the power to contract for the Tribe upon authorization from the Tribal Council.

     The Tribal Executive Committee, or the Executive Committee, has responsibility for oversight of all business activities on behalf of the Tribal Council. The Executive Committee is comprised of the President and Vice President as well as a Secretary and Treasurer, both of whom are appointed by the President.

TRIBAL COURT SYSTEM

     The Constitution and Tribal Code provides for the establishment of the tribal court known as the Mescalero Apache Tribal Court, or Tribal Court. The jurisdiction of the Tribal Court extends to all matters, criminal and civil, except where prohibited by the Constitution, laws or treaties of the United States of America, and except as this jurisdiction may be otherwise limited from time to time by ordinance of the Tribal Council. The criminal offenses over which the Tribal Court has jurisdiction may be embodied in a Code of Laws, adopted by ordinance of the Tribal Council, and subject to review by the Secretary of the Interior. The duties and procedures of the Tribal Court are determined by ordinance of the Tribal Council.

     The Tribal Court consists of a chief judge and two associate judges, appointed by the President of the Tribe, with the concurrence of not less than a three-fourths majority vote of the whole membership of the Tribal Council. The Tribal Council also sits as a court of appeals whenever necessary and may hear appeals at any regular or special meeting. The tenure and salary of tribal judges is established by resolution of the Tribal Council.

     A judge of the Tribal Court must be an Indian as defined in the Tribal Code, not less than thirty-five years or more than seventy years of age; and cannot have been convicted of a felony, or, within one year, of a misdemeanor. The Tribal Code defines an "Indian" as someone who possesses at least one-quarter Indian blood, and is a member of any federally recognized tribe, nation, or band of Indians, or is an Eskimo, Aleut, or other Alaskan.

     The Tribe has adopted its own rules of procedure and evidence, which are found in the Tribal Code. In determining cases, a tribal court judge relies on the applicable laws in the following order of precedence: (a) Tribal Constitution, Tribal Code, ordinances, traditions and customs and (b) federal laws not in conflict with tribal laws and customs.

MESCALERO APACHE TRIBAL GAMING COMMISSION

     On August 20, 1999, the Tribe formed the Mescalero Apache Tribal Gaming Commission as a governmental subdivision of the Tribe. The Mescalero Apache Tribal Gaming Commission consists of 4 members, including a Chairman, Vice Chairman and Secretary-Treasurer and Commissioner. The Mescalero Apache Tribal Gaming Commission is vested with the authority to regulate all licenses and gaming activity conducted on tribal lands, including licensing persons, vendors, financial sources and contractors employed by the casino, ensuring compliance with internal control standards established by the National Indian Gaming Commission, or the NIGC, an independent agency within the U.S. Department of the Interior and establishing technical specifications for gaming devices. The Mescalero Apache Tribal Gaming Commission is responsible for carrying out the Tribe's regulatory responsibilities under federal, state and tribal law and the 2001 Compact.

GOVERNMENT REGULATION

GENERAL

     We are subject to federal, state and tribal laws governing commercial relationships with Indians, Indian gaming and the management and financing of casinos owned by an Indian tribe. In addition, we are regulated by federal and state laws applicable to the gaming industry generally and to the distribution of gaming equipment. The following description of the regulatory environment in which Indian gaming takes place and in which we operate our casinos is only a summary and not a complete recitation of all applicable law. Moreover, this particular regulatory environment is more susceptible to changes in public policy considerations than others. We cannot predict how certain provisions will be interpreted from time to time or whether they will remain intact. Changes in these laws could have a material adverse impact on our business and results of operations and our ability to meet our debt service obligations.

TRIBAL LAW AND LEGAL SYSTEMS

     APPLICABILITY OF FEDERAL LAW. Federally recognized Indian tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the U.S. Congress. The power of Indian tribes to enact their own laws to regulate gaming derives from the exercise of tribal sovereignty and is subject to federal law. Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and businesses operating on Indian lands, and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.

     WAIVER OF SOVEREIGN IMMUNITY; JURISDICTION; EXHAUSTION OF TRIBAL REMEDIES. Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. To sue an Indian tribe (or an enterprise, agency or instrumentality of an Indian tribe, such as us), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. The remedies available against an Indian tribe also depend, at least in part, on the rules of comity requiring initial exhaustion of remedies of tribal tribunals and, as to some judicial remedies, the tribe's consent to jurisdictional provisions contained in the disputed agreements. Under U.S. Supreme Court case law, where a tribal court exists, the remedies in that forum first may have to be exhausted before any dispute arising on or involving the affected tribe's reservation and to which the tribe, a tribal enterprise such as us or a tribal member is a party, can be properly heard by federal or state courts which would otherwise have jurisdiction. Generally, where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court first may need to rule as to the limits of its own jurisdiction, subject to certain limited exceptions enumerated by the U.S. Supreme Court.

THE INDIAN GAMING REGULATORY ACT OF 1988

     REGULATORY AUTHORITY. The operation of casinos and of all gaming on Indian land is subject to IGRA. IGRA is administered by the NIGC which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming (as described below), approve management agreements for gaming facilities, and conduct investigations and generally monitor tribal gaming. The Bureau of Indian Affairs, or the BIA, which is a bureau of the Department of the Interior, retains certain responsibilities under IGRA (such as the approval of per capita distribution plans to tribal members and the approval of transfers of lands into trust status for gaming). The BIA also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is a shared responsibility of the U.S. Department of Justice, the state in which the Tribe is located and the Tribe, in accordance with federal law.

     The NIGC is empowered to impose civil penalties for violations of IGRA. IGRA also provides for federal criminal penalties for illegal gaming on Indian land and for theft from Indian gaming facilities. The NIGC has adopted rules implementing certain provisions of IGRA. These rules govern, among other things, the submission and approval of tribal gaming ordinances or resolutions and require an Indian tribe to have the sole proprietary interest in and responsibility for the conduct of any gaming on its lands. Tribes are required to issue gaming licenses only under articulated standards, conduct or commission financial audits of their gaming enterprises, perform or commission background investigations for primary management officials and key employees and maintain facilities in a manner that adequately protects the environment and the public health and safety. These rules also set out review and reporting procedures for tribal licensing of gaming operation employees.

     CLASSES OF GAMING. IGRA classifies games that may be conducted on Indian lands into three categories. Class I gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo, pulltabs, lotto, punch boards, non-banked card games, tip jars, instant bingo and other games similar to bingo, if those games are played at the same location as bingo is played. Class III gaming includes all other forms of gaming, such as slot machines, video casino games, banked table games and other commercial gaming, such as sports betting and pari-mutuel wagering.

     Class I gaming on Indian lands is within the exclusive jurisdiction of the Indian tribes and is not subject to IGRA. Class II gaming is permitted on Indian lands if:

     o the state in which the Indian lands lie permits that gaming for any purpose by any person, organization or entity;

     o the gaming is not otherwise specifically prohibited on Indian lands by federal law;

     o the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC;

     o an Indian tribe has sole proprietary interest and responsibility for the conduct of the gaming;

     o the primary management officials and key employees are tribally licensed; and

     o    several other requirements are met.

     Class III gaming is permitted on Indian lands if the conditions applicable to Class II gaming are met and, in addition, the gaming is conducted in conformity with the terms of a tribal-state compact, which is a written agreement between the tribal government and the government of the state within whose boundaries the tribe's lands lie. IGRA requires Indian tribes to enter into tribal-state compacts in order to conduct Class III gaming.

     TRIBAL-STATE COMPACTS. Tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of these laws and regulations, taxation by the Indian tribe of the Class III gaming activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of the Class III gaming activity and maintenance of the gaming facility, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for video gaming machines, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for indefinite duration.

     TRIBAL ORDINANCES. Under IGRA, except to the extent otherwise provided in a tribal-state compact as described below, Indian tribal governments have primary regulatory authority over Class III gaming on land within a tribe's jurisdiction. Therefore, a tribe's gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of that tribe's ordinances and regulations regarding gaming.

     IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve these ordinances only if they meet requirements relating to:

     o the ownership, security, personnel background, recordkeeping and auditing of a tribe's gaming enterprises;

     o    the use of the revenues from that gaming; and

     o    the protection of the environment and the public health and safety.

POSSIBLE CHANGES IN FEDERAL LAW

Several bills have been introduced in Congress that would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to IGRA. Any amendment of IGRA could change the governmental structure and requirements within which we could conduct gaming, and may have an adverse effect on our business and results of operations or impose additional regulatory or operational burdens.

EMPLOYEE AND LABOR RELATIONS

     As of April 30, 2004, we had 990 full-time team members, excluding approximately 400 additional full-time team members which will be hired during the ski season at Ski Apache, which typically runs from Thanksgiving to Easter. We expect to hire approximately 350 additional full-time team members in connection with the opening of the Resort. We have developed and implemented training programs for our hotel and resort team members and believe that we will be able to hire and train a sufficient number of employees for the operation of the casino upon completion of the Project. Our team members are not covered by any collective bargaining agreements. We believe our labor relations with our team members are good.

WEBSITE AVAILABILITY OF OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION

We maintain a website with the address www.innofthemountaingods.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We intend to make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     We do not currently, and will not, own the land on which our gaming and resort enterprises are located, including the IMG Resort and Casino, Casino Apache, the Travel Center and a portion of Ski Apache. The U.S. government holds all of the land in trust for the benefit of the Tribe. The use of tribal land is provided to us rent-free. In addition, we have a special use permit from the United States Department of Agriculture, Forest Service for the operation of the remaining portion of Ski Apache. The special use permit expires on December 31, 2014.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

SETTLEMENT OF COMPACT DISPUTE

     In 1997, the Tribe entered into the 1997 Compact with the State of New Mexico, which permits Class III gaming on the Tribe's reservation pursuant to IGRA. In the State of New Mexico, the execution of an Indian gaming compact is conditioned upon execution of a revenue sharing agreement providing for limited exclusivity of gaming activities to the tribal entity in exchange for an agreement to make quarterly revenue sharing payments to the State.

At the time the 1997 Compact was entered into by the Tribe, this revenue sharing agreement provided for a revenue sharing fee equal to 16% of the Tribe's "net win" from gaming. We have accrued as a liability on our financial statements the full 16% revenue sharing and other regulatory fees claimed by the State of New Mexico pursuant to the 1997 Compact, which at April 30, 2004 amounted to $47.5 million prior to the compact settlement.

     The Tribe, along with other tribes and pueblos who entered into the 1997 Compact disputed the legality of the State of New Mexico's imposition of revenue sharing fees and regulatory fees pursuant to the 1997 Compact. In 1998, The Tribe initiated an arbitration to assert that the regulatory and revenue sharing payments were void and illegal under IGRA. On February 14, 2000, the State of New Mexico filed Petition No. 26,194, in the Supreme Court of New Mexico seeking an order prohibiting the arbitrators in the arbitration from examining whether or not the regulatory and revenue sharing payments were valid. On June 13, 2000 the State of New Mexico filed an action, CIV 00-851BB/LFG, against the Tribe seeking that Court's determination that the revenue sharing payments are legal under IGRA. The Tribe made no payments under the 1997 Compact.

     In 2001, all of the New Mexico gaming tribes and pueblos (other than the Tribe and the Pueblo of Pojoaque) settled the dispute regarding the 1997 Compact and entered into a new gaming compact with the State of New Mexico, the 2001 Compact. On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved their disputes regarding the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that the Tribe would pay the State of New Mexico $25.0 million and that they would enter into the 2001 Compact. On April 20, 2004, we paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement.

     The settlement agreement with the State of New Mexico provides that the $25.0 million payment settles all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, we will begin accruing revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with our first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, we will begin accruing regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with our first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004, the Department of Interior approved the 2001 Compact. We will make the remaining $23.0 million payment required under the settlement agreement within ten business days after the Department of Interior publishes notice in the Federal Register of the affirmative approval of the 2001 Compact.

OTHER MATTERS

     In addition to the matter described above, we are involved in litigation incurred in the normal course of business; however, we are not currently a party to any material pending claim or legal action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The Resort has not issued or sold any equity securities.

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED HISTORICAL FINANCIAL AND OTHER DATA

     The selected financial data set forth below for each of the five fiscal years ended April 30, 2000, 2001, 2002, 2003 and 2004, have been derived from our audited financial statements. You should read the following financial data in conjunction with the section in this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and the related notes included in this Form 10-K beginning on page F-1. Our financial statements for each of the fiscal years ended April 30, 2000, 2001, 2002, 2003 and 2004 were audited by Grant Thornton LLP and are included in this Form 10-K.


                                                           FISCAL YEAR ENDED
                                                               APRIL 30,
                                          ---------------------------------------------------
                                          2000          2001       2002       2003       2004
                                          ----          ----       ----       ----       ----
                                                       (DOLLARS IN THOUSANDS)
STATEMENTS OF INCOME DATA:
Revenues:
 Gaming..................               $35,399      $39,655    $41,845    $46,942    $60,277
 Food and beverage.......                 4,607        5,152      5,287      4,894      5,615
 Rooms...................                 4,682        4,777      4,608      3,394       --
 Recreation and other....                 6,391       11,713     11,229     11,953     16,472
                                          -----       ------     ------     ------     ------
Gross revenues...........                51,079       61,297     62,969     67,183     82,364
 Less: promotional allowances               266          408        783        931      1,437
                                          -----       ------     ------     ------     ------
Net revenues.............               $50,813      $60,889    $62,186    $66,252    $80,927
                                          -----       ------     ------     ------     ------
Operating expenses:
 Gaming..................                14,595       17,512     17,962     19,458     25,406
 Reversal of accrued fees                  --           --         --          --     (27,136)
 Food and beverage.......                 6,398        5,310      5,067      4,955      6,587
 Rooms...................                 2,002        2,517      2,219      1,552        120
 Recreation and other....                 4,067        5,335      5,333      5,757     10,702
 General and administrative               8,695        6,529      5,672      6,500      9,038
 Intercompany allocations
  and charges............                  --           --        2,726      3,182      4,270
 Pre-opening costs and expenses            --           --         --        1,390      3,072
 Depreciation and amortization            3,441        4,077      3,916      9,213      4,930
                                          -----        -----      -----      -----      -----
 Total operating expenses                39,198       41,280     42,807     52,008     36,989
                                          -----       ------     ------     ------     ------
Income from operations...                11,615       19,609     19,379     14,244     43,937
Interest income..........                    82        1,545        289        190        802
Interest expense, net of amounts
 capitalized.............                  --           (497)      (196)       --      (5,252)
Other non-operating income                  297          198         75        171        258
                                          -----       ------     ------     ------     ------
Net income...............               $11,994      $20,855    $19,546    $14,605    $39,745
                                        =======      =======    =======    =======    =======

OTHER FINANCIAL DATA:
EBITDA(1)................               $15,353      $23,884    $23,370    $23,628    $48,869
Capital expenditures.....                   982          928      1,633     30,699    107,003
Cash provided by operating
 activities..............                 5,302       26,614     57,783     32,021     38,113


                                                            AS OF APRIL 30,
                                                            ---------------
                                            2000          2001      2002      2003       2004
                                            ----          ----      ----      ----       ----
                                             (DOLLARS IN THOUSANDS, EXCEPT PROPERTY DATA)

PROPERTY DATA (AS OF END OF PERIOD
EXCEPT WIN PER DAY DATA,
UNAUDITED):
Gross slot win per day.....             $    104      $    125   $   134  $    155   $    134
Table game win per day.....             $    520      $    550   $   505  $    632   $    550
Number of slot machines....                  898           827       839       803      1,180
Number of table games......                   25            25        25        25         38
Number of hotel rooms......                  252           252       252        --         --
Number of restaurant seats.                  450           450       450       200        200
Gaming square footage......               22,600        22,600    22,600    22,600     39,600

BALANCE SHEET DATA:
Cash and cash equivalents..             $ 11,921      $ 15,188   $21,810  $  9,332   $ 15,795
Total assets...............               86,002        74,438    82,506    96,595    316,210
Total debt and capital lease
 obligations...............                7,247         2,729     2,104     7,453    201,947
Total equity...............               35,696        37,609     6,098     1,159     59,004

----------

(1) We define EBITDA as earnings before interest, taxes, depreciation and amortization. We are instrumentalities of a sovereign Indian nation and are not subject to federal or state income tax. Below is a quantitative reconciliation of EBITDA to the most directly comparable GAAP financial performance measure, which is net income:



                                                            FISCAL YEAR ENDED
                                                                APRIL 30,
                                             ------------------------------------------------
                                             2000         2001      2002      2003      2004
                                            ------       ------    ------    ------    ------
                                                         (DOLLARS IN THOUSANDS)
Net income................                 $11,994      $20,855   $19,546   $14,605    $39,745
 Interest expense (income), net                (82)      (1,048)      (92)     (190)     4,450
 Depreciation and amortization               3,441        4,077     3,916     9,213      4,930
                                           -------      -------   -------   -------    -------
EBITDA....................                 $15,353      $23,884   $23,370   $23,628    $48,869


   We caution you that amounts presented in accordance with our definition of EBITDA may not be comparable to similar measures disclosed by other issues because not all issuers and analysts calculate EBITDA in the same manner. EBITDA is presented in this Form 10-K because management believes it is a useful supplement to income from operations and cash provided by operating activities in understanding cash flows available for debt service, capital expenditures and Tribal distributions. Accordingly, our management utilizes EBITDA along with net income, income from operations and other GAAP measures in evaluating our operations and performance. EBITDA should not be considered as an alternative measure of our net income, income from operations, cash flow or liquidity. EBITDA is not a measurement of financial performance or liquidity in accordance with GAAP. Although we believe EBITDA enhances your understanding of our financial condition and results of operations, this non-GAAP financial measure, when viewed individually, is not necessarily a better indicator of any trend as compared to GAAP financial measures (E.G., income from operations, net revenues, cash provided by operating activities) conventionally computed in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

     IMG Resort and Casino is an unincorporated enterprise of the Tribe. The Tribe formed IMG Resort and Casino to operate its resort enterprises, comprised of Casino Apache, Casino Apache Travel Center, Ski Apache and Inn of the Mountain Gods, each of which is an unincorporated Tribal enterprise wholly-owned by IMG Resort and Casino. The combined activities of these enterprises comprise the operations of IMG Resort and Casino. Our four primary areas of operation are:

     GAMING. Our gaming activities are authorized by IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of April 30, 2004, we had 39,600-square feet of combined gaming space featuring 1,180 slot machines and 38 table games between our facilities at Casino Apache, opened in 1992, and the Travel Center, opened in May 2003.

     FOOD AND BEVERAGE. Our current food and beverage operations consist primarily of casual dining fare, including: a 100-seat casual restaurant adjacent to Casino Apache; a 100-seat buffet-style restaurant in Casino Apache; a 135-seat casual dining restaurant in the Travel Center; two video poker bars in the Travel Center; and two bars in Casino Apache. Until we demolished the Inn in January 2003, we also operated a 250-seat fine dining restaurant located in the Inn.

     ROOMS. Until we demolished the Inn in January 2003, our room operations included 252 rooms at the Inn. During the construction period, we have continued to maintain a minimal operations staff to service our "Tower" building that is primarily used for office space.

     RECREATION AND OTHER. Our all-season recreational operations include a 750-acre, 55-trail ski resort, the second largest in New Mexico, an 18-hole championship golf course, seasonal big-game hunts, a shooting range, horseback riding, boating and fishing. Our ski resort is typically open from Thanksgiving until Easter, while our golf course generally operates from March through October. Our retail outlets include a gift shop, golf and pro shop, ski shop, a 2,500-square foot convenience store, an 800-square foot smoke shop, a Conoco-branded fuel station with 12 gasoline and eight diesel pumping stations and laundry and shower facilities.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates and assumptions, are presented in the notes to our consolidated financial statements included elsewhere in this Form 10-K. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. We believe that estimates related to the following areas involve a high degree of judgment and/or complexity: the liability associated with unredeemed Apache Spirit Club points, the estimated lives of depreciable assets and pension costs. Actual results could differ from those estimates.

     REVENUE RECOGNITION. In accordance with gaming industry practice, we recognize gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. These anticipated jackpot payments are reflected as current liabilities on our balance sheets. Net slot win represents all amounts played in the slot machines reduced by both (1) the winnings paid out and (2) all amounts we deposit into slot machines to ensure there are a sufficient number of coins to pay out the winnings. Table games net win represents the difference between table game wins and losses. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Revenues from food, beverage, rooms, recreation, retail and other are recognized at the time the related service or sale is completed. Player reward redemptions for food and beverage, hotel rooms and other items are included in gross revenue at full retail value.

     PROMOTIONAL ALLOWANCES. We reward our customers with "points" based on the volume of their gaming activity through our customer loyalty program, the Apache Spirit Club. These points are redeemable for player reward services or merchandise. Points are accrued and reflected as current liabilities on our consolidated balance sheets.

We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate.

     CLASSIFICATION OF DEPARTMENTAL COSTS. Gaming direct costs are comprised of all costs of the Resort's gaming operations, including labor costs for casino-based personnel (including personnel supporting the food and beverage operations located in the casinos), facilities rent, occupancy costs, supply costs, certain marketing, advertising and promotional expenses (including costs of operating our players' club) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resort's food and beverage operations, including labor costs for personnel employed by the Resort's restaurants and other food outlets (but not including personnel supporting the food and beverage operations located in the casinos), facilities rent, occupancy costs, supply costs for all food and beverages served in the casinos or sold in the Resort's restaurants and other food outlets and other direct operating costs of the food and beverage operations. Recreation and other expenses include direct labor and operating expenses related to the activities. General and administrative direct costs are comprised of administrative expense at our headquarters, including the salaries of corporate officers, rent, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments.

     DISPOSAL OF LONG-LIVED ASSETS. On May 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144, which provides for the treatment of the disposal of long-lived assets. SFAS 144 provides that if an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life. In January 2003, we demolished a substantial portion of the Inn to allow for the construction of the Resort. As a result of the demolition, the adoption of SFAS 144 for the fiscal year ended April 30, 2003 had the effect of increasing depreciation in fiscal 2003 by $5.4 million.

     DEFERRED FINANCING COSTS. Debt issuance costs incurred in connection with the issuance of the Resort Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $11,029,493 as of April 30, 2004.

     DISAGREEMENTS WITH THE STATE OF NEW MEXICO. The Tribe challenged the legality of the revenue sharing prescribed by the 1997 Compact, claiming them to be an illegal tax on Indian gaming under the IGRA. The Tribe invoked its right to seek a resolution of the disagreements through the arbitration process provided for in the 1997 Compact and no revenue sharing or regulatory fees were remitted to the State. As of April 30, 2004, we accrued approximately $38.1 million for the revenue sharing and $8.8 million for the regulatory fees for the full amount of the state claimed obligation on our consolidated balance sheet. The accrued revenue sharing and regulatory fees are included as a gaming expense. As of April 30, 2004, we set aside in restricted accounts with respect to these accruals approximately $38.0 million for the revenue sharing fees and approximately $700,000 for regulatory fees.

     On April 20, 2004, the Tribe settled with the State of New Mexico all of its obligations under the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that the Tribe would pay the State of New Mexico $25.0 million and enter into a new compact, which we refer to as the 2001 Compact. On April 20, 2004, we paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement. The settlement agreement provides that the $25.0 million payment settles all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, we will begin accruing revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with our first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, we will begin accruing regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with our first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004 the Department of Interior approved the 2001 Compact. We will make the remaining $23.0 million payment required under the settlement agreement within ten business days after the Department of Interior publishes notice in the Federal Register of the affirmative approval of the 2001 Compact.

     As of April 30, 2004, we had approximately $38.7 million ($35.7 million in the construction reserve account and $3.0 million in another restricted account) reserved to pay for the $47.5 million we accrued as a liability on our financial statements for revenue sharing fees and other regulatory fees under the 1997 Compact. We will provide the $25.0 million settlement amount from funds in the construction reserve account. Upon payment of the $25.0 million settlement amount, approximately $10.7 million (the difference between the $35.7 million deposited in the construction reserve account to settle the 1997 Compact dispute and the settlement amount of $25.0 million) will be transferred from the construction reserve account to the construction disbursement account. In addition, upon payment of the $25.0 million settlement amount, the additional $3.0 million we have reserved to pay for our accrued liability relating to the 1997 Compact, currently held in a restricted account, will become unrestricted cash. The settlement with the State of New Mexico will have no effect on our cash flows and will be reflected in operating costs and expenses as a settlement of revenue sharing and regulatory fees in the consolidated statements of income and regulatory fees paid in advance through 2005 will be recorded as a prepaid expense in the consolidated balance sheets.

     The terms of the 2001 Compact are substantially similar to the terms of the 1997 Compact and revenue sharing agreement, except for the following material differences:

     o revenue sharing fees under the 2001 Compact are 8% of "net win" from gaming, rather than 16% as provided by the 1997 Compact;

     o regulatory fees under the 2001 Compact are $100,000 per year, while the 1997 Compact requires quarterly regulatory fees (subject to an annual increase of 5% beginning on January 1, 1999) of $6,250 per gaming facility, $300 per gaming machine and $750 per gaming table;

     o the 2001 Compact expires June 30, 2015, while the 1997 Compact expires on August 29, 2006, subject to an automatic one year extension; and

     o insurance coverage required by the 2001 Compact to insure the Tribe, IMG and its employees and agents from claims against liability for bodily injury and property damages by a visitor is required to be at least $50 million, while the 1997 Compact requires $10.0 million of such coverage.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2004 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2003

     NET REVENUES. Net revenues increased $14.6 million, or 22.0%, to $80.9 million for the fiscal year ended April 30, 2004 from $66.3 million for the fiscal year ended April 30, 2003. The increase was due to an increase in gaming revenues offset by a decrease in room revenue and a decrease in food and beverage revenue due to the closure of the Inn in January 2003. Player reward redemptions are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

     GAMING. Gaming revenues increased $13.4 million, or 28.6%, to $60.3 million for the fiscal year ended April 30, 2004 from $46.9 million at the fiscal year ended April 30, 2003. Slot revenues led the increase, growing to $52.7 million for the fiscal year ended April 30, 2004 from $41.2 million for the fiscal year ended April 30, 2003, an increase of $11.5 million, or 27.9%. Gross slot win per unit was $134 for the fiscal year 2004 compared to $155 for the fiscal year 2002; in this period the weighted average number of units increased by 552, or 87.9%. Table games revenue increased $1.8 million, or 31.0%, to $7.6 million for the fiscal year ended April 30, 2004 from $5.8 million for the fiscal year ended April 30, 2003. The increase was the result of the increase in the table game drop of $11.7 million, or 40.9%, to $40.3 million for the fiscal year ended April 30, 2004 from $28.6 million for the fiscal year ended April 30, 2003, combined with a reduction in hold percentage to 18.7% for the fiscal year ended April 30, 2004 from 20.2% for the fiscal year ended April 30, 2003.

     FOOD AND BEVERAGE. Food and beverage revenues increased $.7 million, or 14.3%, to $5.6 million for the fiscal year ended April 30, 2004 from $4.9 million for the fiscal year ended April 30, 2003. While there was a loss of revenue due to the closing of the restaurants located at the Inn in January 2003, this loss was offset by the opening of Smokey B's, our casual dining restaurant at the Travel Center in May 2003.

     ROOMS. Room revenues decreased $3.4 million, or 100%, for the fiscal year ended April 30, 2004 due to the closure of the Inn in January 2003.

     RECREATION AND OTHER. Recreation and other revenues increased $4.5 million, or 37.5%, to $16.5 million for the fiscal year ended April 30, 2004 from $12.0 million for the fiscal year ended April 30, 2003. The increase was due to the opening of our Travel Center in May 2003, which resulted in increased revenues from the convenience store, smoke shop, and gasoline and diesel sales located at the facility.

     PROMOTIONAL ALLOWANCES. Promotional allowances increased $0.5 million, or 55.6%, to $1.4 million for the fiscal year ended April 30, 2004 from $0.9 million for the fiscal year ended April 30, 2003. The increase in gaming revenues and the opening of the Travel Center have resulted in an increase in promotional allowances.

     TOTAL OPERATING EXPENSES. Total operating expenses decreased $15.0 million, or 28.8%, to $37.0 million for the fiscal year ended April 30, 2004 from $52.0 million for the fiscal year ended April 30, 2003. The decrease was primarily due to the reversal of previously recorded revenue sharing and State regulatory fees as a result of the settlement of the Compact dispute offset by an increase in our gaming and pre-opening expenses associated with the opening of the Travel Center in May 2003.

     GAMING. Gaming expenses increased $5.9 million, or 30.3%, to $25.4 million for the fiscal year ended April 30, 2004 from $19.5 million for the fiscal year ended April 30, 2003. The increase was primarily due to the addition of team members at the Travel Center which opened in May 2003.

     FOOD AND BEVERAGE. Food and beverage expenses increased $1.6 million or 32.0%, to $6.6 million for the fiscal year ended April 30, 2004 from $5.0 million for the fiscal year ended April 30, 2003, primarily due to the addition of food and beverage team members at the Travel Center coupled with an increase in the cost of sales due to increased food covers.

     ROOMS. Costs and expenses associated with hotel rooms decreased $1.5 million, or 93.8%, to $0.1 for the fiscal year ended April 30, 2004 from $1.6 million for the fiscal year ended April 30, 2003, primarily due to a reassignment of team members as a result of closure of the Inn in January 2003.

     RECREATION AND OTHER. Recreation and other costs increased $4.9 million, or 84.5%, to $10.7 million for the fiscal year ended April 30, 2004 from $5.8 million for the fiscal year ended April 30, 2003. The increase was primarily attributable to the addition of new team members at the Travel Center and increased cost of sales and related expenses for the convenience store, smoke shop, refueling center and laundry and shower facilities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.5 million, or 38.5%, to $9.0 million for the fiscal year ended April 30, 2004 from $6.5 million for the fiscal year ended April 30, 2003. The increase was primarily due to an increase in expenses due to the addition of executive staff in response to the needs of our new resort complex and increased reporting requirements associated with the issuance of the Notes as well as an increase in marketing, advertising and promotional activities. This increase in expenses was partially offset by a reduction in utilities and other expenses related to the closure of the Inn in January 2003.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses were $3.1 million for the fiscal year ended April 30, 2004 compared to $1.4 million for the fiscal year ended April 30, 2003, and consisted principally of personnel costs, training costs and payroll costs for retaining the former employees of the Inn. Pre-opening costs and expenses are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $4.3 million to $4.9 million for the fiscal year ended April 30, 2004 from $9.2 million for the fiscal year ended April 30, 2003. The decrease was primarily the result of the demolition of the Inn in January 2003.

     OPERATING INCOME. Operating income increased $29.7 million, or 209.2%, to $43.9 million for the fiscal year ended April 30, 2004 from $14.2 million for the fiscal year ended April 30, 2003. The increase in operating income was primarily due to the reversal of previously recorded revenue sharing and State regulatory fees as a result of the settlement of the Compact dispute offset by an increase in our gaming and pre-opening expenses associated with the opening of the Travel Center in May 2003.

     OTHER INCOME (EXPENSES). Other income (expenses) increased $4.6 million to $(4.2) million for the fiscal year ended April 30, 2004 from $0.4 million for the fiscal year ended April 30, 2003. The increase was primarily due to interest expense, net of amounts capitalized, in an amount equal to $5.3 million during the period. Other income (expenses) is comprised of interest income and other income minus interest expense and other expense.

FISCAL YEAR ENDED APRIL 30, 2003 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2002

     NET REVENUES. Net revenues increased $4.1 million, or 6.5%, to $66.3 million for the fiscal year ended April 30, 2003 from $62.2 million for the fiscal year ended April 30, 2002. The increase was due to an increase in gaming revenues offset by a decrease in room revenue and a decrease in food and beverage revenue due to the closure of the Inn in January 2003. Player reward redemptions are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

     GAMING. Gaming revenues increased $5.1 million, or 12.2%, to $46.9 million for the fiscal year ended April 30, 2003 from $41.8 million at the fiscal year ended April 30, 2002. Slot revenues led the increase, growing to $41.2 million for the fiscal year ended April 30, 2003 from $37.2 million for the fiscal year ended April 30, 2002, an increase of $4.0 million, or 10.6%. Gross slot win per unit was $155 for the fiscal year 2003 compared to $134 for the fiscal year 2002; in this period the weighted average number of units decreased by 36, or 4.5%. Table games revenue increased $1.2 million, or 25.0%, to $5.8 million for the fiscal year ended April 30, 2003 from $4.6 million for the fiscal year ended April 30, 2002. The increase was the result of the increase in hold percentage to 20.2% for the fiscal year ended April 30, 2003 from 17.4% for the fiscal year ended April 30, 2002, combined with the table game drop increase of $2.2 million, or 8.0%, to $28.6 million for the fiscal year ended April 30, 2003 from $26.5 million for the fiscal year ended April 30, 2002.

     FOOD AND BEVERAGE. Food and beverage revenues decreased $0.4 million, or 7.4%, to $4.9 million for the fiscal year ended April 30, 2003 from $5.3 million for the fiscal year ended April 30, 2002. The decrease was primarily due to the closure of our 250-seat fine dining restaurant at the Inn in January 2003. Our food and beverage outlets turned 522,306 covers with average revenue per cover of $9.37 for the fiscal year ended April 30, 2003 compared to 562,321 covers with average revenue per cover of $9.40 at the fiscal year ended April 30, 2002.

     ROOMS. Room revenues decreased $1.2 million, or 26.3%, for the fiscal year ended April 30, 2003 to $3.4 million from $4.6 million for the fiscal year ended April 30, 2002, due to the closure of the Inn in January 2003.

     RECREATION AND OTHER. Recreation and other revenues increased $0.8 million, or 6.5%, to $12.0 million for the fiscal year ended April 30, 2003 from $11.2 million for the fiscal year ended April 30, 2002. The increase was attributable to an increase in ski revenue due to better snow and ski conditions offset by a decrease in sales at golf and other retail outlets in connection with the closure of the Inn in January 2003.

     PROMOTIONAL ALLOWANCES. Promotional allowances increased $0.1 million, or 18.8%, to $0.9 million for the fiscal year ended April 30, 2003 from $0.8 million for the fiscal year ended April 30, 2002. The increase was consistent with our marketing strategy to increase the utilization of our rewards programs to our frequent gaming guests.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $9.2 million, or 21.5%, to $52.0 million for the fiscal year ended April 30, 2003 from $42.8 million for the fiscal year ended April 30, 2002. The increase was primarily due to an increase in depreciation expenses relating to the demolition of the Inn in January 2003, as well as an increase in our gaming and pre-opening expenses associated with the opening of the Travel Center in May 2003.

     GAMING. Gaming expenses increased $1.6 million, or 8.7%, to $20.8 million for the fiscal year ended April 30, 2003 from $19.2 million for the fiscal year ended April 30, 2002. The increase was primarily due to the addition of team members at Casino Apache, as well as an increase in accrued revenue sharing and regulatory fees due to higher net slot win.

     FOOD AND BEVERAGE. Food and beverage expenses remained constant at $5.3 million for the fiscal year ended April 30, 2003 and the fiscal year ended April 30, 2002. There was no change in expenses despite the closure of our fine dining restaurant as a result of variations in the cost of food and team member related expenses.

     ROOMS. Costs and expenses associated with hotel rooms decreased $0.6 million, or 26.1%, to $1.6 for the fiscal year ended April 30, 2003 from $2.2 million for the fiscal year ended April 30, 2002, primarily due to a reassignment of team members as a result of closure of the Inn in January 2003.

     RECREATION AND OTHER. Recreation and other costs increased $0.5 million, or 9.0%, to $6.0 million for the fiscal year ended April 30, 2003 from $5.5 million for the fiscal year ended April 30, 2002 primarily due to increased labor, maintenance and other costs and expenses associated with increased usage at Ski Apache during the period.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.0 million, or 14.8%, to $7.7 million for the fiscal year ended April 30, 2003 from $6.7 million for the fiscal year ended April 30, 2002. The increase was a result of increased insurance and utility costs at Casino Apache and Ski Apache and payments to the U.S. Forest Service relating to higher utilization at Ski Apache.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses were $1.4 million for the fiscal year ended April 30, 2003 and consisted principally of personnel costs, training costs and payroll costs for retaining the former employees of the Inn. Pre-opening costs and expenses are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $5.3 million to $9.2 million for the fiscal year ended April 30, 2003 from $3.9 million for the fiscal year ended April 30, 2002. The increase was primarily the result of the demolition of the Inn in January 2003.

     OPERATING INCOME. Operating income decreased $5.2 million, or 26.5%, to $14.2 million for the fiscal year ended April 30, 2003 from $19.4 million for the fiscal year ended April 30, 2002. The decrease in operating income was primarily due to an increase in depreciation expense because of the demolition of the Inn and, to a lesser extent, pre-opening costs and to the other revenue and expense variations previously noted.

     OTHER INCOME (EXPENSES). Other income (expenses) increased $0.2 million, or 115.3%, to $0.4 million for the fiscal year ended April 30, 2003 from $0.2 million for the fiscal year ended April 30, 2002. The increase was primarily due to the capitalization of interest expense in an amount equal to $0.2 million during the period. Other income (expenses) is comprised of interest income and other income minus interest expense and other expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2004 and 2003, we had cash and cash equivalents (net of amounts in restricted accounts) of $15.8 million and $9.3 million, respectively. Our principal sources of liquidity for fiscal years 2004 and 2003 consisted of cash flows from operating activities, which was $38.1 million for the fiscal year ended April 30, 2004 compared to $32.0 million for the fiscal year ended April 30, 2003. The $6.1 million increase included net income of $39.7 million in net income with increases in interest payable of $12.0 million offset by a reduction of accrued revenue sharing and regulatory fees of $16.8 million and an increase in prepaid revenue sharing fees as a result of the Compact settlement. Cash flows from operating activities were $57.8 million for the fiscal year ended April 30, 2002. Under the terms of the indenture pursuant to which are notes were issued, we are required to "sweep" excess cash above the established thresholds from our operating accounts to restricted accounts on a monthly basis. Of the $15.8 million in cash held by us in unrestricted accounts at April 30, 2004, $6.3 million was deposited in restricted accounts subsequent to year end pursuant to these requirements.

     Cash used in investing activities for fiscal year 2004 was $100.5 million and primarily relates to construction costs for the Project. Cash used in investing activities for fiscal year 2003 was $23.5 primarily relates to construction costs for the Travel Center. Cash used in investing activities for fiscal year 2002 was $1.6 million and was primarily related to the routine acquisition of property, plant and equipment, including the purchase of $1.0 million of new ski resort equipment at Ski Apache.

     Cash provided from financing activities was $68.9 million for the fiscal year ended April 30, 2004 compared to $20.9 million used by financing activities for the fiscal year ended April 30, 2003. The $89.8 million increase in cash provided from financing activities is primarily due to the issuance of $200.0 million in senior notes offset by $10.5 million in deferred financing costs, $4.7 million in debt payments, and $151.6 million of cash held for use in paying construction expenditures for the construction project. Cash used from financing activities for fiscal year 2003 was $21.0 million and primarily related to distributions and payments to the Tribe offset by equity contributions to fund the Travel Center and other costs related to the Project. Cash used from financing activities in fiscal year 2002 was $49.5 million and primarily related to distributions and payments to the Tribe.

     In April 2003, we entered into a revolving credit facility with Citicorp North America, Inc., due December 31, 2003 to fund construction of the Project. Use of proceeds from the credit facility is limited to construction related expenditures for the Project. We repaid all amounts borrowed under the credit facility with a portion of the proceeds from the offering of the original notes and retired the credit facility upon its repayment.

     Construction of the Resort, which began in January 2003, is expected to be completed in April 2005. As of April 30, 2004, we paid $96.2 million designing, developing, constructing, equipping and opening the Resort. We expect to incur an additional $39.0 million to complete the Project during fiscal 2005 (the Resort is expected to be completed by the April 2005). At April 30, 2004 we had balances in restricted accounts in the aggregate amount of $133.3, of which $25.0 million will be used to fund our settlement of our compact dispute with the State of New Mexico, $36.4 million will be available for the first three interest payments on the notes and $71.9 of which will be available for completion of the Project and construction contingencies. Additional funds needed to complete the Project are expected to be provided by funds from operations and equipment financing (permitted by the indenture). Capital expenditures in fiscal year 2005, other than those related to the Project, are not expected to be significant.

     We believe that existing cash balances, operating cash flows and proceeds from our recent high yield offering, or the offering, as well as contemplated equipment leasing lines (permitted by the indenture) will provide adequate funds for completion of construction of the Resort, our working capital needs, planned capital expenditures, including the new resort equipment and furnishings, settlement of our compact dispute with the State of New Mexico and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, as a result of the offering, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 12% Senior Notes due 2010, or the notes.

DESCRIPTION OF INDEBTEDNESS

THE NOTES

     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. The notes are secured until completion of the Resort, by first priority security interests in the following accounts:

     o an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, will be used to make the first three (3) interest payments on the notes. As of April 30, 2004, the balance in the interest reserve account is $36.6 million;

     o a construction disbursement account, which was funded at the time the notes were sold with approximately $94.3 million and will be used to fund completion of the Resort. As of April 30, 2004, the balance in the construction disbursement account was $34.5 million;

     o a construction reserve account, which was funded at the time the notes were sold approximately $53.6 million and will be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution of the Tribe's disagreement relating to the 1997 Compact. As of April 30, 2004, the balance in the construction reserve account was $53.8 million; and

     o a construction retainage account. As of April 30, 2004, the balance the construction retainage accounts was $7.5 million.

     The notes rank senior in right of payment to all of our future indebtedness or other obligations that are, by their terms, expressly subordinated in right of payment to the notes. In addition, the notes rank equal in right of payment to all of our existing and future senior unsecured indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the notes. Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center and Ski Apache are guarantors of the notes.

GENERAL INDEBTEDNESS

     The Tribe, for the benefit of the Inn, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. The Inn has been making payments of approximately $27,000 on the BIA Note each month. As of April 30, 2004, there is approximately $1.5 million outstanding on the BIA Note.

     In addition, as of April 30, 2004, we have approximately $.2 million of equipment financing of unsecured debt with Kronos Incorporated.

CREDIT FACILITY

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc., one of the nation's largest financial services firms. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan will be used to fund furniture, fixtures and equipment for the Project.

OFF-BALANCE SHEET ARRANGEMENTS

     As of April 30, 2004, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following table sets forth, as of April 30, 2004, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

                                                PAYMENTS DUE BY PERIOD
                                               --------------------------
                                               LESS THAN    1-3       3-5    MORE THAN
           CONTRACTUAL OBLIGATIONS    TOTAL     1 YEAR     YEARS     YEARS    5 YEARS
          ------------------------   -------  ---------    ------    -----    --------
          Long-Term Debt             $201,946      $252      $430     $508    $200,756
                                     --------      ----      ----     ----    --------
          Obligations............
          Purchase Obligations (1)         39        39      ----     ----        ----
          Total..................    $201,985      $291      $430     $508    $200,756
                                     ========      ====      ====     ====    ========

----------
     (1) Amounts remaining to be paid pursuant to the $135.2 million fixed price design and build contract with Centex/Worthgroup for construction of the Resort Project.


     In addition, under a settlement agreement entered into with the State of New Mexico on April 20, 2004, we are obligated to pay $25.0 million on behalf of the Tribe with respect to its settlement of its dispute with the State of New Mexico with respect to the 1997 Compact. This settlement payment is intended to be funded out of the construction reserve account provided for by the indenture.

IMPACT OF INFLATION

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

REGULATION AND TAXES

     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the NIGC and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the fiscal years ended April 30, 2002, 2003 or 2004 , nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

NEW ACCOUNTING PRONOUNCEMENTS

     On April 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 145, or SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In rescinding FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and FASB Statement 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, pursuant to SFAS 145, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

Occurring Events and Transactions." The adoption of this standard has no impact on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At April 30, 2004, we do not have any outstanding guarantees and accordingly, the adoption of FIN 45 did not have any impact on our financial position, results of operations or cash flows.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities." This interpretation addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests, and is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities created after January 31, 2003. We have reviewed the interpretations related to our major relationships and overall economic interests with other companies consisting of related parties and other suppliers to determine the extent of its variable economic interest in these parties. The adoption of this standard has no impact on our consolidated financial statements.

                                  RISK FACTORS

     SEVERAL OF THE MATTERS DISCUSSED IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FACTORS ASSOCIATED WITH THE FORWARD-LOOKING STATEMENTS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED OR FORECASTED IN THIS REPORT ARE INCLUDED IN THE STATEMENTS BELOW. IN ADDITION TO OTHER INFORMATION CONTAINED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING CAUTIONARY STATEMENTS AND RISK FACTORS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS AND UNCERTAINTIES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS COULD SUFFER. THE RISKS DISCUSSED BELOW ALSO INCLUDE FORWARD-LOOKING STATEMENTS AND OUR ACTUAL RESULTS MAY DIFFER SUBSTANTIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of April 30, 2004, we had an aggregate of approximately $202.7 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

     o    make it more difficult for us to satisfy our debt service obligations;

     o increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

     o limit our ability to fund future working capital, capital expenditures and other general operating requirements;

     o require us to dedicate a substantial portion of our cash flow from operations to service our outstanding indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, the Project and other general operating requirements;

     o place us at a competitive disadvantage compared to our competitors that have less debt; and

     o    limit our ability to borrow additional funds.

     Our indebtedness could result in a material adverse effect on our business, financial condition and results of operations. If we incur additional debt in the future, these adverse consequences could intensify.

OUR FAILURE TO GENERATE SUFFICIENT CASH FLOW FROM OUR GAMING AND OTHER RESORT OPERATIONS COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS.

     Our ability to make payments on and repay or refinance our debt will depend on our ability to generate cash flow from the operations of our gaming and other resort operations. Our ability to generate sufficient cash flow from operations to satisfy our obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and other business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these alternatives may not be available to us on reasonable terms or at all, or, if available, they may not be available in amounts adequate to enable us to satisfy our debt service obligations:

     o unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities;

     o our ability to incur additional debt is limited by the covenants of the indenture governing the notes; and

     o the indenture governing the notes includes covenants which limit our ability to create liens on or sell our assets.

     If our cash flow is insufficient and we are unable to raise additional capital, we may not be able meet our debt service obligations.

WE MAY NOT BE ABLE TO GENERATE ENOUGH CASH FLOW TO COMPLETE THE RESORT.

     In May 2003, we successfully completed Phase I of the Project, construction of the Travel Center, at a cost of $16.0 million. In January 2003, we began construction of Phase II of the Project, construction of the Resort, and expect to complete construction of the Resort in April 2005 at a cost of $171.3 million. We expect the remaining cost of designing, developing, constructing, equipping and operating the Resort to be approximately $69.9 million, comprised of $39.0 million of remaining construction costs and $30.9 million of furniture, fixtures and equipment and pre-opening costs. As of April 30, 2004, we had approximately $34.5 in a construction disbursement account to pay for the remaining costs of the Resort. We will need approximately $35.4 of cash flow from operations and permitted indebtedness to complete the Resort.

     We cannot assure you that we will be able to generate the required amount of cash from our operations. If we are not able to generate enough cash to pay for the Project, or if we cannot meet our budget, we will need to find additional sources of funds to pay for the Resort. We may not be able to raise any additional funds that are required on terms acceptable to us, if at all. Further, if we incur additional debt to cover the cost of the Resort, risks related to our substantial indebtedness could intensify. If we cannot generate enough cash or find alternative sources of funding to complete the Resort, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

CONSTRUCTION OF THE RESORT IS SUBJECT TO CONTINGENCIES ASSOCIATED WITH CONSTRUCTION AND FAILURE TO COMPLETE THE RESORT ON TIME OR ON BUDGET COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS.

     Construction projects such as the Resort are subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

     o    shortages of energy, material and skilled labor;

     o    weather interference or delays;

     o    engineering problems;

     o    environmental problems;

     o    changes in the scope of the Resort or to the plans or specifications;

     o    labor disputes and work stoppages;

     o fire, earthquake, flood and other natural disasters or acts of war or terrorism; and

     o    geological, construction, excavation and equipment problems.

     If we cannot meet our construction schedule, we may need to devote additional resources to construction of the Resort, which could increase costs and divert management time and attention away from our existing operations and could cause our business to suffer. If we cannot complete the Resort on budget or on time, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

OUR OPERATIONS AT CASINO APACHE COULD BE ADVERSELY AFFECTED DURING CONSTRUCTION OF THE RESORT.

     Although we have planned the construction of the Resort to minimize disruptions to Casino Apache, the construction may disrupt its business. We are highly dependent upon Casino Apache's cash flow. If the construction of the Resort disrupts Casino Apache's business, we may lose customers and our business, financial condition and results of operations could be materially adversely affected and we may not be able meet our debt service obligations.

RESTRICTIVE COVENANTS IN THE INDENTURE GOVERNING THE NOTES MAY LIMIT OUR ABILITY TO EXPAND OUR OPERATIONS AND CAPITALIZE ON OUR BUSINESS OPPORTUNITIES.

     The indenture governing the notes includes covenants which limit our ability to borrow money, make investments, create liens, sell assets, engage in transactions with affiliates, engage in other businesses and engage in mergers or consolidations. These restrictive covenants may limit our ability to expand our operations and capitalize on business opportunities. If we are unable to expand our operation or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

WE MAY NOT BE ABLE TO REALIZE THE BENEFITS OF OUR BUSINESS STRATEGY.

     The Project is part of our business strategy to develop an integrated resort, increase our market reach and realize operating benefits from business synergies. We may not be able to fully implement this strategy or may not fully realize these anticipated benefits. Implementation of our business strategy could be adversely affected by a number of factors beyond our control, including general or local economic conditions, increased competition or other changes in our industry. In particular, we may not be able to attract a sufficient number of guests, gaming customers and other visitors in order to achieve our performance goals. Furthermore, we may not be successful in our plan to promote our customers' utilization of our various resort amenities, including our gaming, hotel, entertainment and other amenities as anticipated or to a degree that will allow us to achieve our performance goals. Additionally, our business strategy, intended to capitalize on the spending levels of our patrons, attract customers from new target markets and reduce seasonality, may not achieve its intended results. A failure to effectively implement our business strategy could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our debt service obligations.

FEDERAL, STATE AND TRIBAL LAWS AND REGULATIONS, AND OUR GAMING COMPACT, REGULATE OUR GAMING OPERATIONS AND NONCOMPLIANCE WITH THESE LAWS AND REGULATIONS BY US OR THE TRIBE, AS WELL AS CHANGES IN THESE LAWS AND REGULATIONS (WHICH ARE SUSCEPTIBLE TO CHANGES IN PUBLIC POLICY) OR FUTURE INTERPRETATIONS THEREOF, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO CONDUCT GAMING, AND THUS ON OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS.

     Federal, state and Tribal laws and regulations, and our gaming compact, regulate our gaming operations. For example, various regulatory bodies, including the NIGC, the Mescalero Apache Tribal Gaming Commission and the

New Mexico Gaming Control Board have oversight of our gaming operations. In addition, Congress has regulatory authority over Indian affairs and can establish and change the terms upon which Indian tribes may conduct gaming. The operation of all gaming on Indian lands is subject to IGRA.

     The legal and regulatory environment governing our activities, which involve gaming and commercial relations with Indian tribes, is susceptible to changes in public policy regarding these matters. For example, over the past several years, legislation has been introduced in Congress designed to address a myriad of perceived problems with IGRA, including proposed legislation repealing many of the provisions of IGRA and prohibiting the operation of gaming on Indian reservations in states where gaming is not otherwise allowed on a commercial basis. While none of the substantive proposed amendments to IGRA have proceeded out of committee hearings to a vote by either house of the U.S. Congress, we cannot predict the ramifications of future legislative acts. Changes in applicable laws or regulations, or a change in the interpretation of these laws or regulations or our gaming compact with the State of New Mexico could limit or materially affect the types of gaming, if any, that we may offer. Any restrictions with respect to gaming could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our debt service obligations.

WE COMPETE WITH CASINOS, OTHER FORMS OF GAMING AND OTHER RESORT PROPERTIES. IF WE ARE NOT ABLE TO SUCCESSFULLY COMPETE, WE WILL NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS..

     Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 11 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all which are outside of our primary market area. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. Upon completion of the Project, we intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. We will begin to compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

WE ARE HIGHLY DEPENDENT ON OUR SURROUNDING MARKET AREA. AS A RESULT, WE FACE GREATER RISKS THAN A GEOGRAPHICALLY DIVERSE COMPANY.

     We rely primarily on drive-in customers living within our primary market area consisting of southern New Mexico, western Texas and northern Mexico for the majority of our revenues. After we complete the Project, we expect to increase our market reach, but if our marketing strategy is not successful, our primary customer base will continue to be a predominately local one. Therefore, we are subject to greater risks than more geographically diversified gaming or resort operations. Among others, the following conditions could have a material adverse effect on our results of operations:

     o a decline in the economies of our primary market area or a decline in the number of gaming customers from these areas for any reason;

     o an increase in competition in our primary market area or the surrounding area;

     o inaccessibility due to road construction or closures of primary access routes; and

     o natural and other disasters in the surrounding area including forest fires and floods.

     These factors may cause a disruption in our business and as a result have a material adverse effect on our business, financial condition, result of operations and our ability to meet our debt service obligations.

OUR BUSINESS IS SUBJECT TO CONTINGENCIES BEYOND OUR CONTROL, INCLUDING THE AFTERMATH OF TERRORIST ACTS AND WARS, WHICH MAY SIGNIFICANTLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS.

     After completion of the Project, we hope to attract customers from beyond our primary market who will have to travel by air to our property. The recent war with Iraq, the terrorist attacks of September 11, 2001, the United States' ongoing military campaign against terrorism, and continued violence, conflicts and instability in other areas of the world have created many economic and political uncertainties, some of which may affect our ability to attract customers outside our current primary market as well as our operations and profitability. The potential short-term and long-term effects that these and similar other situations and events may have for our customers, our primary and secondary markets and the U.S. economy in general are uncertain. These and similar other future events could have a significant impact on the number of customers visiting the Travel Center and the Resort and, as a result, may have a material adverse effect on our business, financial condition, results of operations and ability to meet our debt service obligations.

WE MAY FACE DIFFICULTIES IN RECRUITING, TRAINING AND RETAINING QUALIFIED EMPLOYEES.

     The operation of our resort requires us to continuously recruit and retain a substantial number of qualified professionals, employees, executives and managers with gaming, hospitality, management and financial reporting experience. There can be no assurances that we will be able to recruit, train and retain a sufficient number of qualified employees. A failure to be able to recruit and retain qualified personnel could result in management, operating and financial reporting difficulties or affect the experience and enjoyment of our patrons, either of which could have a material adverse effect on our business, financial condition, results of operations or ability to meet our debt service obligations.

WE DO NOT HAVE A HISTORY OF OPERATING ON AS LARGE OF A SCALE AS CONTEMPLATED BY THE PROJECT.

     As a result of the Project, our business operations will be significantly expanded in size and diversity. Our gaming space will grow by more than 32,000 square feet (including the addition of a second casino location) and our gaming positions by approximately 700 slot machines and 22 table games. In addition, we will have significantly expanded restaurant, lounge and bar operations, a fuel station and a number of additional retail facilities. The expansion of our resort operations places a significant demand on our management resources which may affect our ability to effectively manage our growth. These increased demands on our management could distract them from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to meet our debt service obligations.

A CHANGE IN OUR CURRENT NON-TAXABLE STATUS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR CASH FLOW AND OUR ABILITY TO FULFILL OUR DEBT SERVICE OBLIGATIONS.

     Based on current interpretations of federal and state tax laws, we are not a taxable entity for federal and state income tax purposes. If these interpretations are reversed or modified, or if the applicable tax law changes in this regard, our cash flow and ability fulfill our debt service obligations may be adversely affected.

     Efforts have been made in Congress over the past several years to tax the income of tribal business enterprises. These have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as business income subject to corporate tax rates. Although that legislation has not been enacted, similar legislation could be enacted in the future. Any future legislation permitting the taxation of the Tribe or our businesses could have a material adverse effect on our business, financial condition, results of operations or ability to meet our debt service obligations.

AS A RESULT OF THE PROJECT, THE OFFERING AND THE EXCHANGE OFFER, WE HAVE RECENTLY EXPANDED OUR FINANCE STAFF, CONSOLIDATED OUR FINANCIAL REPORTING SYSTEMS AND HAVE BECOME AN SEC REPORTING ENTITY FOR THE FIRST TIME.

     Historically, our financial management and reporting functions have been conducted by separate staffs at each of our business enterprises and our financial reports were consolidated from the separate reporting units. This resulted in delays in preparing our consolidated financial statements and did not provide us with the advantages attendant to a consolidated financial reporting system. In connection with the Project, we have consolidated the financial reporting system for each of our business enterprises into one financial reporting system managed by a single finance group.

     In addition to consolidating our financial reporting systems, we have recently expanded our finance staff to prepare for our obligations to file annual, quarterly and other periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In December 2003, we hired a financial consultant, who in March 2004 became our Director of Finance (our principal accounting officer), in September 2003, we hired a new Chief Financial Officer (our principal financial officer), in August 2003 we hired a new Controller and in July 2003 we hired a new financial analyst. We may face challenges in connection with integrating these additional personnel into our financial reporting system.

THE TERMS OF FOUR OF THE EIGHT VOTING MEMBERS OF THE TRIBAL COUNCIL EXPIRE EACH YEAR AND THE TERMS OF THE TRIBE'S PRESIDENT AND VICE PRESIDENT EXPIRE EVERY TWO YEARS; CHANGES IN THE TRIBAL COUNCIL OR ITS POLICIES COULD AFFECT THE PROJECT OR OTHER ASPECTS OF OUR BUSINESS.

     The Tribe is governed by a ten member Tribal Council, consisting of the President and Vice President of the Tribe and eight voting Tribal Council members. The President is a non-voting member of the Tribal Council and the Tribe's Vice President only votes in the event of a tie in the voting of the eight voting members of the Tribal Council. Terms of all Tribal Council members (including the President and Vice President of the Tribe) are two years, with members elected on a staggered basis so that four Tribal Council members are elected each year. The terms of four of the voting members of the Tribal Council expire in January 2005. If there is a significant change in the composition of the Tribal Council, the new Tribal Council may not have the same agenda or goals as the current government, in particular with respect to the Project. In addition, the Tribal Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Tribal Council. Changes in the Tribal Council or its policies could result in significant changes in our structure or operations or in the Project, which could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to meet our debt service obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Resort's primary exposure to market risk is interest rate risk associated with our sort term debt. At October 31, 2003 we had $19 million of variable rate debt tied to LIBOR; therefore, our interest rate on our credit facility will change as LIBOR changes. Based on our $19 million of outstanding short term debt at October 31, 2003, a hypothetical 100 basis point (1.0%) increase in LIBOR would result in an annual interest expense increase of approximately $190,000. However, this debt was repaid from proceeds of the offering of the original notes on November 3, 2003.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

     As of April 30, 2004, the Resort held no derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and notes thereto appear on pages F-3 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

     As of the end of the period covered by this annual report, we conducted an evaluation, under the supervision and with the participation of IMG Resort and Casino's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level and designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within IMG Resort and Casino have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer, along with the other members of management, evaluate our disclosure controls and procedures as of the end of the period covered by our reports filed pursuant to the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting the Chief Executive Officer and Chief Financial Officer on a timely basis to material information relating to IMG Resort and Casino and its consolidated subsidiaries required to be included in our periodic and other filings with the Commission.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Tribe has established IMG Resort and Casino as an unincorporated enterprise of the Tribe to operate its gaming, hotel, resort and ski businesses. IMG Resort and Casino is governed by a Management Board comprised of between seven to nine members, including: the four members of the Executive Committee of the Tribe (including the President of the Tribe who serves as Chairperson, as well as the Vice President, Secretary and Treasurer of the Tribe); the Chief Operating Officer of IMG Resort and Casino, and at least one, and up to three, independent members. The Management Board designates officers to administer the economic and business affairs of IMG Resort and Casino.

     The following are our current officers and members of the Management Board of IMG Resort and Casino:


               NAME            AGE                        POSITION
        -----------------     ----   -----------------------------
        Mark Chino.......      50    Management Board  Member (Chairperson),
                                     President of the Tribe
        Ferris Palmer....      51    Management Board Member,
                                     Vice President of the Tribe
        Alfred LaPaz.....      56    Management Board Member,
                                     Treasurer of the Tribe
        Glenda Brusuelas.      49    Management Board Member,
                                     Secretary of the Tribe




        Manuel Lujan, Jr.      76    Management Board Member
        R. Miles Ledgerwood    49    Management Board Member
        Michael French...      49    Management Board Member,
                                     Chief Operating Officer of IMG Resort and Casino
        Richard Williams.      59    Chief Financial Officer of IMG Resort and Casino
        Brian Parrish....      42    Director of Marketing of IMG Resort and Casino
        Wayne Marks......      58    Director of Finance of IMG Resort and Casino


     There are no family relationships between any Management Board Member and/or any executive officer.

     MARK CHINO has served as Chairperson of the Management Board of IMG Resort and Casino and President of the Tribe since January 2004. Mr. Chino's term on the Tribal Council and Executive Committee expires in January 2006. Prior to his election as President of the Tribe, Mr. Chino was employed by the Bureau of Indian Affairs for nearly 30 years, serving as a Police Officer, Lead Police Officer (Sergeant) and Supervisory Police Officer (Lieutenant) from 1975 to 1988, and then as a Criminal Investigator from 1988 to 2004. Mr. Chino received a Bachelor of Police Science degree from New Mexico State University in 1977.

     FERRIS PALMER has served as a member of the Management Board of IMG Resort and Casino since July 2003 and Vice President of the Tribe since January 2002. Mr. Palmer was re-elected as Vice President of the Tribe in the 2003 election. Mr. Palmer's term on the Tribal Council and Executive Committee expires in January 2006. Mr. Palmer served as Tribal Administrator, responsible for overseeing the day-to-day operations of the Tribe, the tribal enterprises and all other tribal activities, from 1998 through early 2000, when he left to head up Mescalero Hardware and Lumber, a start-up operation. Mr. Palmer's term on the Tribal Council and the Executive Committee expires in January 2006.

     ALFRED LAPAZ has served as a member of the Management Board of IMG Resort and Casino since June 2004. Mr. LaPaz also serves as Treasurer of the Tribal Council and as Chairperson of the Programs Committee. Mr. LaPaz's term on the Tribal Council and Executive Committee expires in January 2005. Since 2000, Mr. LaPaz has been employed by IMG Resort and Casino as Director of Security. Prior to his experience at IMG Resort and Casino, Mr. LaPaz was employed with the Federal Law Enforcement and retired as Captain after 30 years of service.

     GLENDA BRUSUELAS has served as a member of the Management Board of IMG Resort and Casino since January 2004. Ms. Brusuelas was elected as Secretary of the Tribe and Chairperson of the Tribal Community Services Committee in January 2004. Ms. Brusuelas' term on the Tribal Council and Executive Committee expires in January 2005. Since 2001, Ms. Brusuelas has been employed by Mescalero Apache Telecom (a business enterprise of the Tribe) as a customer service representative. From 1977 to 2001, Ms. Brusuelas was employed by the Tribe in several areas including the judicial system (as a court clerk) and the educational system (in various capacities, including as secretary to the superintendent, financial secretary and cultural secretary).

     MANUEL LUJAN JR. has served as an independent member of the Management Board of IMG Resort and Casino since January 2004. Mr. Lujan also currently serves as the Chairman of the board of directors of Laguna Construction Company, which is owned by the Pueblo of Laguna in New Mexico. Mr. Lujan served as U.S. Congressman representing the State of New Mexico from January 1969 to January 1989 and as Secretary of the Interior under the Bush Administration from 1989 to 1993. Since 1993, Mr. Lujan has served as a lobbyist in Washington, D.C. through his company Manuel Lujan Associates, a consulting firm dealing with matters involving federal agencies.

     R. MILES LEDGERWOOD has served as a member of the Management Board of IMG Resort and Casino since March 2004. Mr. Ledgerwood has also served as President and CEO of Alamogordo Federal Savings and Loan Association since 1983. Mr. Ledgerwood also currently serves as a member of the Board of Directors of Alamogordo Financial Corporation, Alamogordo Federal Savings and Loan Association and Space Age City Service Corporation.

     MICHAEL FRENCH has served as a member of the Management Board of IMG Resort and Casino since November 2003 and as its Chief Operating Officer since December 2002. Mr. French has over 30 years of experience in the hotel and gaming industry, most recently at the Venetian Resort Hotel Casino in Las Vegas, Nevada, where he was Senior Vice President of Operations from 1998 to 2002. Prior to his experience at the Venetian, from 1995 to 1998, Mr. French was Senior Vice President of Hotel Operations at Caesars Palace in Las Vegas. Mr. French also served as Managing Director of the Loews Anatole Hotel in Dallas, Texas and as Vice President/General Manager of the Peabody Hotel in Orlando, Florida. In 1989, Mr. French was awarded Orlando's Up and Comer's Award, given to executives under the age of 35 for his accomplishments at the Peabody Hotel. Mr. French received his certification from the American Hotel and Lodging Association as a Certified Hotel Administrator in 1988.

     RICHARD WILLIAMS has served as Chief Financial Officer of IMG Resort and Casino since September 2003. Mr. Williams has over 30 years of financial management experience in public and private companies, and has significant experience in the casino and development industries, most recently as Chief Financial Officer at the East Valley Tourist Development Authority, an instrumentality of the Cabazon Band of Mission Indians near Palm Springs, California, from July 2002 to September 2003. Mr. Williams also served as Chief Financial Officer of the Cabazon Tribe from September 2001 to June 2002. Prior to his experiences at the Cabazon Tribe and the Authority, from 1996 to 2001, Mr. Williams was Senior Vice President of Finance for Herbalife International, Inc. and The Irvine Company from 1985 to 1995. Mr. Williams also served as Vice President and Controller at Caesars World, Inc., Wickes Companies, Inc. and Trusthouse Forte, Inc., and as an Adjunct Professor of Finance for the Executive M.B.A. Program of the University of Southern California, or USC, Chairman of the Board of Advisors for USC's School of Accounting and member of the Real Estate Committee of the AICPA. Mr. Williams is a certified public accountant.

     BRIAN PARRISH has served as the Director of Marketing of IMG Resort and Casino since January 2003. Mr. Parrish has over 15 years of marketing experience, recently at the Venetian Resort Hotel Casino in Las Vegas, Nevada, where he was Vice President of Marketing from 2000 to 2002. Prior to his experience at the Venetian, Mr. Parrish served as Vice President of Hotel Operations and Regional Marketing of the Boyd Gaming Corporation from 1999 to 2000 and as Regional Vice President of Marketing from 1997 to 1999. Mr. Parrish also served as Director of Casino Marketing for the Flamingo Hilton in Las Vegas, Nevada from 1993 to 1995. Mr. Parrish also worked in the U.S. Defense Intelligence Industry from 1983 to 1988.

     WAYNE MARKS has served as Director of Finance of IMG Resort and Casino since March 2004. Previously, Mr. Marks served as a Financial Consultant of IMG Resort and Casino from December 2003 to March 2004. Mr. Marks has over 35 years of financial management and consulting experience in public and private companies, and has significant experience in the casino and financial services industries, most recently as Director of Finance at the East Valley Tourist Development Authority (Fantasy Springs Resort and Casino), an instrumentality of the Cabazon Band of Mission Indians near Palm Springs, California, from January 2000 to December 2003. Prior to his experiences at the Authority, Mr. Marks was General Manager of Fiesta Slots and Bingo in Lima, Peru from July 1997 to December 1999 and served as Chief Financial Officer of sureBET Casino, Inc. the parent company of Fiesta Slots and Bingo. Mr. Marks also worked and held senior financial positions in the Federal Farm Credit System for 18 years.

AUDIT COMMITTEE FINANCIAL EXPERT

     On behalf of the Board, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. Currently, R. Miles Ledgerwood serves as the audit committee financial expert.

CODE OF ETHICS

     We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors upon written request. Any such request should be sent by mail to Inn of the Mountain Gods Resort and Casino, 287 Carrizo Canyon Road, Mescalero, New Mexico 88340, Attn: Chief Operating Officer or should be made by telephone by calling (505) 464-6595.

     We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics that apply to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Business Conduct and Ethics described in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, as to the Chief Operating Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2004 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended April 30 indicated below.

                             ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                             -------------------                   -----------------------
NAME AND PRINCIPAL                                                 AWARDS              PAYOUTS
POSITION(1)
                                                  OTHER     RESTRICTED SECURITIES
                                                  ANNUAL       STOCK    UNDERLYING   LTIP      ALL OTHER
                       YEAR  SALARY    BONUS   COMPENSATION   AWARD(S) OPTIONS/SARS PAYOUTS  COMPENSATION
                       ----  ------   ------   ------------ ---------- ------------ -------  -------------
Michael French,
  Chief Operating
Officer(2)..........   2004  $250,000 $23,238    $ 36,000(3) $    --  $      --    $   --      $    --
                       2003  $107,958 $  --      $ 15,000(4) $    --  $      --    $   --      $    --
                       2002  $  --    $  --      $     --    $    --  $      --    $   --      $    --
Richard Williams,
  Chief Financial
  Officer(5).......    2004  $121,667 $50,000(6) $ 16,000(7) $    --  $      --    $   --      $    --
                       2003  $  --    $  --      $     --    $    --  $      --    $   --      $    --
                       2002  $  --    $  --      $     --    $    --  $      --    $   --      $    --

Brian Parrish,
  Director of
  Marketing(8)......   2004  $175,072 $  --      $     --    $    --  $      --    $   --      $    --
                       2003  $ 72,947 $19,500    $     --    $    --  $      --    $   --      $    --
                       2002  $  --    $  --      $     --    $    --  $      --    $   --      $    --

----------
(1) Other than as set forth below, none of our other officers received compensation in excess of $100,000 during the last fiscal year. Wayne Marks, our Director of Finance, was hired in December 2003 and receives an annual salary of $120,000.

(2) Michael French was hired on December 5, 2002 and receives an annual salary of $250,000 and certain other compensation.

(3) Consists of a housing allowance of $3,000 per month, calculated from May 2003 to April 2004.

(4) Consists of a housing allowance of $3,000 per month, calculated from December 2002 to April 2003.

(5) Richard Williams, our Chief Financial Officer, was hired in September 2003 and receives an annual salary of $200,000 and certain other compensation.

(6)  Consists of a signing bonus.

(7) Consists of a housing allowance of $2,000 per month, calculated from September 2003 to April 2004.

(8) Brian Parrish was hired on December 12, 2002 and receives an annual salary of $175,072 and certain other compensation.


COMPENSATION OF THE MANAGEMENT BOARD AND AUDIT COMMITTEE

Members of the Management Board who are officers of the Resort but are not Tribal members do not receive any additional compensation or fees for attending Management Board or Audit Committee meetings. Tribal members serving on the Management Board and Audit Committee receive $200 per meeting. Independent members serving on the Management Board and Audit Committee receive $500 per meeting and an additional $1,000 per quarter.

EMPLOYMENT AGREEMENTS

     MICHAEL FRENCH. Pursuant to an employment agreement dated December 5, 2002, Mr. French provides services to the IMG Resort and Casino as its Chief Operating Officer - Resort Operations until April 30, 2008. The agreement provides that either Mr. French or the Tribe may terminate the agreement for any reason whatsoever. If either Mr. French or the Tribe terminates the agreement involuntarily, the Tribe is obligated to pay Mr. French the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. French has secured employment with another employer. The Tribe is not required to pay any compensation if Mr. French terminates the agreement voluntarily. Mr. French receives an annual salary of $250,000, as well as a housing allowance and a bonus based on one-quarter of one percent (.25%) of the adjusted net profits of the Tribe's resort operations.

     RICHARD WILLIAMS. Pursuant to an employment agreement dated September 22, 2003, Mr. Williams provides services to the IMG Resort and Casino as its Chief Financial Officer until April 30, 2006. The agreement provides that either Mr. Williams or the Tribe may terminate the agreement for any reason whatsoever. If either Mr. Williams or the Tribe terminates the agreement involuntarily, the Tribe is obligated to pay Mr. Williams the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Williams has secured employment with another employer. The Tribe is not required to pay any compensation if Mr. Williams terminates the agreement voluntarily. Mr. Williams receives an annual salary of $200,000, as well as a signing bonus, housing allowance and a bonus equal to the greater of $25,000 per year or one-quarter of one percent (.25%) of the adjusted net profits of the Tribe's resort operations.

     BRIAN PARRISH. Pursuant to an employment agreement dated December 2002, Mr. Parrish provides services to the IMG Resort and Casino as its Director of Marketing until April 30, 2008. The agreement provides that either Mr. Parrish or the Tribe may terminate the agreement for any reason whatsoever. If either Mr. Parrish or the Tribe terminates the agreement involuntarily, the Tribe is obligated to pay Mr. Parrish the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Parrish has secured employment with another employer. The Tribe is not required to pay any compensation if Mr. Parrish terminates the agreement voluntarily. Mr. Parrish receives an annual salary of $175,072, as well as a bonus based on one-quarter of one percent (.25%) of the adjusted net profits of the Tribe's resort operations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DISTRIBUTIONS TO THE TRIBE WITH OTHER PAYMENTS

     Distributions to the Tribe were $19.7 million, $40.6 and $13.2 million for the fiscal years ended April 30, 2002, 2003 and 2004, respectively. We make distributions to the Tribe under the terms of an annual Tribal budget resolution passed at the discretion of the Tribal Council. We intend to continue to make distributions to the Tribe subject to the restrictions set forth in the indenture, which generally provide we can make no distributions unless we meet certain debt leverage tests, other than the following: (a) $5.0 million in aggregate at any one time, (b) $8.0 million a year for government services and (c) amounts to fund a resolution of the Tribe's dispute with the State of New Mexico regarding the 1997 Compact.

     The Tribe provides health insurance to IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $0.9 million, $0.4 million and $0.5 million for the fiscal years ended April 30, 2002, 2003 and 2004, respectively.

     The Tribe provides pension benefits to IMG Resort and Casino. No contributions have been made to the Tribe for any period through October 2003. Beginning in November 2003, IMG Resort and Casino began making payments equal to our pro-rata share of the Tribe's periodic pension cost. The pro-rata periodic pension cost related to IMG Resort and Casino has been $1.9 million, $1.3 million and $1.3 million for the fiscal years ended April 30, 2002, 2003 and 2004, respectively.

TRIBAL TAXES

     The Tribal Code provides for the imposition of a gross receipts tax on the sale of food, beverages, retail sales and services and the rental of rooms on the Mescalero Reservation. The rate of the tax is comparable to the cumulative state and local sales or use tax imposed on identical transactions taking place outside the reservation and within the State of New Mexico. This tax applies to sales at our current operations and will apply to sales on future operations. IMG Resort and Casino collects and remits the gross receipts tax to the Tribe on a monthly basis.

     The Tribal Code also provides for the collection of an excise tax on gasoline sold at retail on the Mescalero Reservation. The rate of the tax is equivalent to the same tax imposed by the State of New Mexico on identical transactions taking place outside the reservation and within the State of New Mexico. IMG Resort and Casino collects and remits the excise tax to the Tribe on a monthly basis.

     The Tribal Code also provides for the imposition of a special assessment school tax on the resort enterprises to provide a source of funds to service debt incurred to construct the Tribe's K-12 School. The rate of the tax, for each month, is equal to the difference between $200,000 and all taxes imposed on or collected by and remitted by the resort enterprises to the Tribe for that month. If the total taxes imposed on us by the Tribe for any month is greater than $200,000, then the special assessment tax for that month is zero.

SHARED SERVICES AND COST ALLOCATIONS

     In connection with the issuance of the original notes, IMG Resort and Casino and the Tribe entered into a service and cost allocation agreement, provides that the Tribe or its enterprises will continue to provide IMG Resort and Casino and its resort enterprises the following services in accordance with past practice: (i) insurance; (ii) telecommunications; (iii) propane; (iv) payroll processing; and (v) gaming regulation, and that IMG Resort and Casino and its resort enterprises will pay, on behalf of the Tribe, for (a) revenue sharing and regulatory fee obligations required under the 1997 Compact or any new compact, (b) federal regulatory fees required by IGRA, (c) an amount equal to the monthly payments required under the BIA Note and (d) amounts for certain other miscellaneous liabilities.

EMPLOYEE BENEFITS COST ALLOCATIONS

     In connection with the issuance of the original notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement, which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, worker's compensation insurance, disability insurance, unemployment benefits and pension benefits.

ATM FEES

     IMG Resort and Casino does not receive revenues from the use by our customers of the ATM machines provided at our business locations. Pursuant to agreements with third party ATM providers, the Tribe receives a portion of the transaction fees paid by ATM users. The Tribe will continue to receive payments related to the ATM services provided in our new facilities under similar arrangements, and we will receive no revenue from these services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The following table sets forth the aggregate fees billed to IMG Resort and Casino for fiscal 2004 and 2003 by Grant Thornton LLP:

                                                                               PERCENTAGE
                                      YEAR ENDED APRIL 30,                    OF SERVICES
                                    2004               2003             2004              2003
                                    ----               ----             ----              ----
         Audit Fees               $307,241           $208,207          93.23%            30.77%
         Audit-Related Fees         22,293            468,397           6.77%            69.23%
         All Other Fees                --                 --              --                --
                                  --------           ---------        ---------         ---------
         Total Fees               $329,534           $676,604           100%              100%
                                  ========           =========        =========         =========

     "Audit Fees" billed during fiscal 2004 and 2003 were for professional services rendered for the audit of our financial statements. "Audit-Related Fees" were for services related to accounting consultation and review of documents filed with the Securities and Exchange Commission. "All Other Fees" consist of fees for products and services other than the services reported above.

     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for IMG Resort and Casino by its independent auditor. The Audit Committee has considered the role of Grant Thornton LLP in providing audit and audit-related services to IMG Resort and Casino and has concluded that such services are compatible with Grant Thornton LLP's role as IMG Resort and Casino's independent auditor.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)    (1)  FINANCIAL STATEMENTS - See Index to Consolidated
            Financial Statements of this Annual Report on Form 10-K.

       (2) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated
            Financial Statements or Notes thereto.

       (3) EXHIBITS - See Exhibit Index on pages 36-37 of this Annual Report on Form 10-K.

(b)         None.

(c)         See Exhibit Index on pages 36-37 of this Annual Report on Form
            10-K.

(d)         None.

EXHIBITS INDEX

      EXHIBIT NO.        DESCRIPTION

         3.1*            Mescalero Apache Tribe Resolutions 03-05, 03-28 and
                         03-29 establishing and governing the Inn of the
                         Mountain Gods Resort and Casino adopted and approved
                         April 2, 2003, July 15, 2003 and July 15, 2003,
                         respectively.
         3.2*            Charter of the Management Board of IMG Resort and Casino.
         4.1*            Indenture, dated as of November 3, 2003, among the Mescalero Apache
                         Tribe, Inn of the Mountain Gods Resort and Casino,
                         Casino Apache, Inn of the Mountain Gods, Casino Apache
                         Travel Center, Ski Apache and U.S. Bank National
                         Association, as




                         Trustee, relating to the 12% Senior
                         Notes due 2010 of the Inn of the Mountain Gods Resort
                         and Casino.
         4.2*            Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods
                         Resort and Casino.
         4.3*            Registration Rights Agreement, dated as of November 3,
                         2003, among the Mescalero Apache Tribe, Inn of the
                         Mountain Gods Resort and Casino, Casino Apache, Inn of
                         the Mountain Gods, Casino Apache Travel Center, Ski
                         Apache and Citigroup Global Markets Inc, as the Initial
                         Purchaser.
         10.1*           Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as
                         Design/Builder, and Rider Hunt Levett & Bailey, as Construction
                         Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.
         10.2*           Cash Collateral and Disbursement Agreement, dated as of
                         November 3, 2003, among Inn of the Mountain Gods Resort
                         and Casino, Casino Apache, Inn of the Mountain Gods,
                         Casino Apache Travel Center, Ski Apache, U.S. Bank
                         National Association, as Disbursement Agent,
                         Professional Associates Construction Services, Inc., as
                         Independent Construction Consultant and U.S. Bank
                         National Association, as Trustee.
         10.3*           Ski Apache Special Use Permit received from the United States
                         Department of Agriculture, Forest Service dated April 23, 1985.
         10.4*           Employment Agreement dated December 5, 2002, between the Mescalero
                         Apache Tribe and Michael French.
         10.5*           Employment Agreement dated September 22, 2003, between the Mescalero
                         Apache Tribe and Richard Williams.
         10.6            Employment Agreement dated December 12, 2002 between
                         the Mescalero Apache Tribe and Brian Parrish (filed
                         herewith).
         10.7            2001 Compact between the Mescalero Apache Tribe and the State of New
                         Mexico, entered into June 1, 2004 (filed herewith).
         12.1            Statement regarding Computation of Ratios (filed herewith).
         14.1            Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort
                         and Casino  (filed herewith)
         14.2            Code of Ethics for Principal Executive Officer and Senior Financial
                         Officer (filed herewith)
         21.1*           Subsidiaries of the Registrant.
         23.1            Consents of Experts and Counsel (filed herewith).
         24.1            Power of Attorney (Included with Signature Page)
         24.2            Power of Attorney (filed herewith).
         31.1            Certification of Michael French, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
         31.2            Certification of Richard Williams, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
         32.1            Certification of Michael French, Principal Financial Officer and Richard
                         Williams, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to IMG Resort and Casino's Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No.
     333-113140).

**   Incorporated by reference to IMG Resort and Casino's Amendment No. 1 to
     Registration Statement on Form S-4 filed with the SEC on April 22, 2004
     (SEC File No. 333-113140).


                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the Reservation of the Mescalero Apache Tribe, State of New Mexico, on July 29, 2004.

                                      INN OF THE MOUNTAIN GODS RESORT AND CASINO



                                            By /s/ Michael French
                                               ---------------------------------
                                                   Michael French
                                            Its:   Chief Operating Officer and
                                                   Management Board Member

     Each person whose signature appears below constitutes and appoints Michael French and Richard Williams, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                                TITLE                        DATE


     /s/ Mark Chino                 Management Board Member (Chairperson)    July 29, 2004
     ----------------------
         Mark Chino


     /s/ Ferris Palmer*                    Management Board Member           July 29, 2004
     ----------------------
         Ferris Palmer


     /s/ Alfred LaPaz                      Management Board Member           July 29, 2004
     ----------------------
         Alfred LaPaz


     /s/ Glenda Brusuelas                  Management Board Member           July 29, 2004
     ----------------------
         Glenda Brusuelas


     /s/ Manuel Lujan, Jr.                 Management Board Member           July 29, 2004
     ----------------------
         Manuel Lujan, Jr.


     /s/ R. Miles Ledgerwood               Management Board Member           July 29, 2004
     ----------------------
         R. Miles Ledgerwood





                                   Chief Operating Officer and Management    July 29, 2004
     /s/ Michael French                         Board Member
     ----------------------
         Michael French                   (Chief Executive Officer)


     /s/ Richard Williams                  Chief Financial Officer           July 29, 2004
     ----------------------
         Richard Williams


     /s/ Wayne Marks                         Director of Finance             July 29, 2004
     ----------------------
         Wayne Marks                     (Chief Accounting Officer)





*By /s/ Michael French
    -----------------------
        Michael French
        Attorney-in-Fact



           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES UNINCORPORATED BUSINESS ENTERPRISES OF THE MESCALERO APACHE TRIBE

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       -----
             Report of Independent Registered Public Accounting Firm    F-2
             Audited Financial Statements
               Consolidated Balance Sheets as of April 30, 2003 and
                  2004.............................................     F-3
               Consolidated Statements of Income for the Years ended
                  April 30, 2002, 2003 and 2004....................     F-4
               Consolidated Statements of Changes in Equity for the
                  Years ended April 30, 2002, 2003 and 2004........     F-5
               Consolidated Statements of Cash Flows for the Years
                  ended April 30, 2002, 2003 and 2004..............     F-6
               Notes to Consolidated Financial Statements..........     F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico

We have audited the accompanying consolidated balance sheets of the Inn of the Mountain Gods Resort and Casino and subsidiaries, an unincorporated enterprise of the Mescalero Apache Tribe, as of April 30, 2003 and 2004 and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended April 30, 2004. These financial statements are the responsibility of the Inn of the Mountain Gods Resort and Casino and subsidiaries management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Inn of the Mountain Gods Resort and Casino and subsidiaries, as of April 30, 2003 and 2004 and the results of their operations and their cash flows for the each of the three years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.




Albuquerque, New Mexico
June 25, 2004

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                    APRIL 30,
                                                                 2003             2004
                                                             -----------      -----------
                  ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $ 9,331,922      $ 15,794,943

  Restricted cash and cash equivalents                          475,249       133,297,243

  Accounts receivable, net                                      175,662            32,566

  Inventories                                                   855,529           968,585

  Prepaid expenses                                              288,999           462,054

  Prepaid revenue sharing fees                                     -            4,218,673

  Deferred financing cost, net                                  100,000         1,625,244
                                                             -----------      -----------
     Total current assets                                    11,227,361       156,399,308

NON CURRENT ASSETS:

   Property, plant and equipment, net                        48,256,640       150,329,503

   Long term deferred financing cost, net                          -            9,404,249

   Other long term assets                                        16,000            76,912
                                                             -----------      -----------
     Total assets                                          $ 59,500,001       316,209,972

                 LIABILITIES AND EQUITY

CURRENT LIABILITIES:

  Accounts payable and other short-term liabilities        $  1,410,471           612,873

  Construction in progress accounts payable                   7,155,922        13,609,367

  Accrued expenses                                            1,750,238         5,322,061

  Accrued revenue sharing and regulatory fees                39,821,082        23,000,000

  Accrued interest                                                             12,048,378

  Deposits and advance payments                                 749,508           667,100

  Current portion of long-term debt                           5,765,427           252,053
                                                             -----------      -----------
     Total current liabilities                               56,652,648        55,511,832

NON CURRENT LIABILITIES:

   Long-term debt, net of current portion                     1,688,032       201,694,541
                                                             -----------      -----------
     Total liabilities                                       58,340,680       257,206,373
                                                             -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:

  Contributed capital                                        24,844,077        56,113,676

  Retained earnings (deficit)                               (23,684,756)        2,889,923
                                                             -----------      -----------
      Total equity                                            1,159,321        59,003,599

      Total liabilities and equity                         $ 59,500,001       316,209,972
                                                             ===========      ============

        The accompanying notes are an integral part of these statements.

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                              YEARS ENDED APRIL 30,

                                                  2002              2003              2004
Revenues:                                   -------------     --------------    ---------------
  Gaming                                   $ 41,845,471       $ 46,942,180       $   60,277,052

  Food and beverage                           5,287,497          4,893,997            5,614,672

  Rooms                                       4,608,418          3,394,434                -

  Recreation and other                       11,228,444         11,952,860           16,471,890
                                            -------------     --------------    ---------------
  Gross revenue                              62,969,830         67,183,471           82,363,614

  Less - promotional allowances                 783,634            931,160            1,437,129
                                            -------------     --------------    ---------------
     Net revenue                             62,186,196         66,252,311           80,926,485
                                            -------------     --------------    ---------------
Operating costs and expenses:

  Gaming                                     17,962,606         19,457,655           25,405,661

  Reversal of accrued fees                                                          (27,136,255)

  Food and beverage                           5,067,579          4,955,537            6,587,472

  Rooms                                       2,129,502          1,552,133              119,722

  Recreation and other                        5,333,865          5,757,452           10,701,499

  General and administrative                  5,671,552          6,500,909            9,037,815

  Pension (allocated by related party)        1,331,088          1,631,828            1,886,333

  Gaming regulatory commission
    fees (charged by related party)             720,271            750,821            1,193,011

  Insurance (allocated by related party)        549,000            647,000              902,621

  Telecommunication (charged by related
    party)                                      126,200            152,200              289,182

  Pre-opening costs and expenses                   -             1,389,967            3,071,982

  Depreciation and amortization               3,915,779          9,213,224            4,930,236
                                            -------------     --------------    ---------------
     Total operating expenses                42,807,442         52,008,726           36,989,279
                                            -------------     --------------    ---------------

Income from operations                       19,378,754         14,243,585           43,937,206

Other income (expenses):
  Interest income                               288,521            190,120              801,266
  Interest expense, net of amounts
   capitalized                                 (196,022)              -              (5,251,687)
  Other income                                   75,202            170,984              258,098
                                            -------------     --------------    ---------------
     Total other income (expenses)              167,701            361,104           (4,192,323)
                                            -------------     --------------    ---------------
     Net income                            $ 19,546,455      $  14,604,689        $  39,744,883
                                            =============     ==============    ===============

        The accompanying notes are an integral part of these statements.

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY


                              YEARS ENDED APRIL 30,


                                                                     Retained
                                                    Contributed      Earnings          Total
                                                      Capital        (Deficit)        Equity
                                                  --------------   --------------  -------------
Balances, April 30, 2001                          $ 35,143,163     $ 2,466,013      $ 37,609,176

Contributed capital from Mescalero Apache Tribe:
  Forgiveness of allocated pension cost              1,331,088             -           1,331,088
Distributions to Mescalero Apache Tribe:
  State revenue sharing fee accrual transfer       (32,648,152)            -         (32,648,152)
  Operating transfers                                     -        (19,740,211)      (19,740,211)
Net income                                                -         19,546,455        19,546,455
                                                  --------------   --------------  -------------
Balances, April 30, 2002                             3,826,099       2,272,257         6,098,356
                                                  --------------   --------------  -------------

Contributed capital from Mescalero Apache Tribe:
  Construction of the Resort                        14,389,215             -          14,389,215
  Forgiveness of due from Inn                        9,443,716             -           9,443,716
  Forgiveness of allocated pension cost              1,631,828             -           1,631,828
Distributions to Mescalero Apache Tribe:
  State revenue sharing fee accrual transfer        (4,446,781)            -          (4,446,781)
  Forgiveness of due to Casino                            -        (13,405,098)      (13,405,098)
  Forgiveness of due to Ski                               -         (1,193,833)       (1,193,833)
  Operating transfers                                     -        (25,962,771)      (25,962,771)
Net income                                                -         14,604,689        14,604,689
                                                  --------------   --------------  -------------
Balances, April 30, 2003                            24,844,077     (23,684,756)        1,159,321
                                                  --------------   --------------  -------------

Contributed capital from Mescalero Apache Tribe:
  Construction of the Resort                        29,960,298             -          29,960,298
  Forgiveness of allocated pension cost              1,309,301             -           1,309,301
Distributions to Mescalero Apache Tribe:
  Operating transfers                                     -        (13,170,204)      (13,170,204)
Net income                                                -         39,744,883        39,744,883
                                                  --------------   --------------  -------------
Balances, April 30, 2004                           $56,113,676     $ 2,889,923     $  59,003,599
                                                  ==============   ==============  =============

        The accompanying notes are an integral part of these statements.


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                              YEARS ENDED APRIL 30,

                                                       2002            2003             2004
                                                  ------------    -------------    ---------------
Cash flows from operating activities:
    Net income                                    $ 19,546,455    $  14,604,689     $  39,744,883
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                  3,915,779        9,213,224         4,930,236
      Gain on sale of property, plant and
        equipment                                          -            (13,741)                -
      Changes in assets and liabilities:
         Restricted cash and cash equivalents       26,824,075         (114,304)          (58,265)
         Accounts receivable, net of allowance          17,666          (58,908)          143,096
         Inventories                                  (108,182)        (267,736)         (113,056)
         Prepaid revenue sharing fees                      -                 -         (4,218,673)
         Prepaid expenses                               52,144          (77,586)         (173,056)
         Interest receivable                           451,506               -                  -
         Other long-term assets                            -             (1,000)          (60,911)
         Accounts payable                             (110,885)         583,895          (797,598)
         Accrued expenses                               (5,619)         454,795         3,571,823
         Accrued revenue sharing and regulatory
          fees                                       7,231,531        7,717,219       (16,821,082)
         Accrued interest payable                                                      12,048,378
         Deposits and advance payments                 (31,198)         (20,034)          (82,408)
                                                  ------------    -------------    ---------------
         Net cash provided in operating activities  57,783,272       32,020,513        38,113,367

Cash flows from investing activities:
    Purchase of property, plant and equipment       (1,633,352)     (23,578,641)     (100,549,654)
    Proceeds from sale of property, plant and
      equipment                                             -            35,198
    Net cash used in investing activities           (1,633,352)     (23,543,443)     (100,549,654)

Cash flows from financing activities:
    Deferred financing costs                                -          (100,000)      (10,929,493)
    Cash held for construction payments                     -                -       (132,763,729)
    Cash proceeds from the issuance of notes                -                -        200,000,000
    Advances from Mescalero Apache Tribe, net        2,153,606       (6,660,807)               -
    Borrowings on revolving line-of-credit                  -         5,000,000                -
    Principal borrowings (payments) on long-term
      debt, net                                       (625,024)         349,764        (5,506,865)
    Distributions to Mescalero Apache Tribe        (52,388,363)     (45,008,483)      (13,170,204)
    Contributions from Mescalero Apache Tribe        1,331,088       25,464,759        31,269,599
                                                  ------------    -------------    ---------------
Net cash (used by) provided by financing
   activities                                      (49,528,693)     (20,954,767)       68,899,308
                                                  ------------    -------------    ---------------
Net increase (decrease) in cash and cash
   equivalents                                       6,621,227      (12,477,697)        6,463,021

Cash and cash equivalents, beginning of year        15,188,392       21,809,619         9,331,922
                                                  ------------    -------------    ---------------

Cash and cash equivalents, end of year            $ 21,809,619     $  9,331,922      $ 15,794,943
                                                  ============    =============    ===============
Supplemental cash flow information:

    Cash paid for interest                        $    196,681     $    173,407      $     60,115
                                                  ============    =============    ===============
Non-cash investing and financing activities:

    Distributions to Mescalero Apache Tribe       $         -      $  1,193,833      $ 38,981,173
                                                  ============    =============    ===============
Property, plant and equipment acquired through
    increase of payables, net                     $         -      $  7,155,922      $  6,453,445
                                                  ============    =============    ===============

Contributions from Mescalero Apache Tribe         $  1,331,088     $  7,820,274      $  1,309,301
                                                  ============    =============    ===============


        The accompanying notes are an integral part of these statements.

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2002, 2003 AND 2004



NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REPORTING ENTITY AND OPERATIONS

     The Inn of the Mountain Gods Resort and Casino (the "IMG Resort and Casino"), an unincorporated enterprise of the Mescalero Apache Tribe (the "Tribe"), was established on April 30, 2003 for the purpose of managing all resort enterprises of the Tribe including activities of IMG Resort and Casino and its wholly owned subsidiaries: Casino Apache, Casino Apache Travel Center, Inn of the Mountain Gods and Ski Apache (collectively the "Resorts"). Effective April 30, 2003, the Tribe contributed the Resorts to the IMG Resort and Casino. Prior to such contribution to IMG Resort and Casino, the Resorts operated as separate, unincorporated enterprises of the Tribe. Due to common control of the Resorts and IMG Resort and Casino, the contribution was accounted for as a reorganization of entities under common control. The Tribe is the sole owner of the IMG Resort and Casino. The IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.

     Casino Apache (the "Casino") offers Class III gaming as defined by the Indian Gaming Regulatory Act, on the tribal land in Mescalero, New Mexico. The Casino Apache Travel Center (the "Travel Center"), which opened for business on May 22, 2003, also offers Class III gaming as defined by the Indian Gaming Regulatory Act, on tribal land in Mescalero. The Inn of the Mountain Gods (the "Inn") operated a 253-room resort hotel located on the Tribe's reservation in Mescalero. The resort hotel has been demolished as of April 30, 2003 and the construction of a new resort hotel and casino (the "Resort Project") on the same site is in process and is scheduled for completion in the fourth quarter of fiscal year 2005. Ski Apache operates a ski resort within the Tribe's reservation in Mescalero and on the U.S. Forest Service land. The IMG Resort and Casino's activities primarily support the development and management efforts related to the new resorts.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the IMG Resort and Casino and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. These consolidated financial statements present only the consolidated financial position, results of operations and cash flows of the IMG Resort and Casino and subsidiaries and are not intended to present fairly the financial position of the Tribe and the results of its operations and cash flows.

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the accompanying financial statements relate to the liability associated with the unredeemed Apache Spirit Club points and the estimated lives of depreciable assets and pension cost. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash includes cash on hand for change drawers and in the vault for daily casino activities and cash on deposit with financial institutions in demand accounts, savings accounts and short-term certificates of deposit. For purposes of the statement of cash flows all cash accounts that are not subject to withdrawal restrictions or penalties and all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

     RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash and cash equivalents includes cash on deposit with financial institutions in demand accounts, savings accounts and short-term certificates of deposit that are subject to withdrawal restrictions (see
     Note 3).

     ACCOUNTS RECEIVABLE

     Accounts receivable consists primarily of hotel and other non-gaming receivables. The Resort maintains an allowance for doubtful accounts which is based on management's estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the creditworthiness of the non-gaming customer. The collectibility of these receivables could be affected by future business or economic trends.

     INVENTORIES

     Inventories consist of food and beverage items, livestock and stables, fuel, retail merchandise in the golf and pro shop, ski shop, gift shops and other miscellaneous items, parts and supplies. All inventories are stated at the lower of cost or market. Casino and Ski Apache inventories are determined using the first-in, first-out method. The Inn's inventories are determined using the average cost method.

     DEFERRED FINANCING COSTS

Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $100,000 as of April 30, 2003 and $11,029,493 as of April 30, 2004. The
accumulated amortization related to this deferred financing cost was $0 and $791,812 as of April 30, 2003 and 2004, respectively.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are presented at historical cost, less accumulated depreciation and amortization. Expenditures for additions, improvements and replacements, including interest incurred during construction of new facilities, are capitalized while maintenance and repairs, which do not improve or extend the service lives of the respective assets, are expensed as incurred. Interest incurred during the construction period is capitalized at the borrowing rate for the related loan and is amortized over the life of the related asset. Equipment sold, or otherwise disposed of, is removed from the accounts with gains or losses on disposal recorded in the statements of income.

     Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

     Non-gamingequipment, furniture and other                    3  - 15 years
        Gaming equipment                                         5  -  7 years
        Leasehold and land improvements, lake and golf course    5  - 30 years
        Buildings, lifts and snowmaking equipment                10 - 50 years

     IMPAIRMENT OF LONG LIVED ASSETS

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued during the year ended April 30, 2003, the Inn demolished a substantial portion of the existing hotel building and began construction of a new resort hotel and casino facility. Under the provisions of Statement of Accounting Standards No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life. As a result of the demolition of the hotel, the adoption of SFAS 144 for the year ended April 30, 2003 resulted in an impairment of the demolished portion of the Inn's hotel related property, plant and equipment of approximately $5,391,000, which was recorded as depreciation expense in the accompanying consolidated statements of income during fiscal 2003 (see Note 5).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The fair market value of the IMG Resort and Casino's senior notes was $216,000 at April 30, 2004, based on quoted market prices.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONTRIBUTED CAPITAL

     Contributed capital represents contributions from the Tribe and consists of
     (i) cash to fund certain construction and development of the Resort Project, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 8).

     REVENUES

     In accordance with gaming industry practice, the Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets.

     Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.

     PROMOTIONAL ALLOWANCES

     The Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to their customers. The retail value of these promotional allowances are recognized by the Casino as a reduction from gross revenue. The total promotional allowances recognized by the Casino were approximately $784,000, $931,000 and $1,437,000 for the years ended April 30, 2002, 2003 and 2004, respectively.

     The Casino's Apache Spirit Club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled approximately $131,000 and $380,000 at April 30, 2003 and 2004, respectively.

     Emerging Issues Task Force ("EITF") Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The resorts adopted EITF 00-14 on April 30, 2001. The Casino's accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as "promotional allowances."

     In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, ACCOUNTING FOR POINTS AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR PREPRODUCTS OR SERVICES TO BE DELIVERED IN THE FUTURE. On October 1, 2001, the Resorts adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Resorts offer cash equivalent rewards in certain circumstances and has reflected approximately $623,000, $837,000 and $1,288,000 for the fiscal years ended April 30, 2002, 2003 and 2004, respectively, in the promotional allowance as an offset to gaming revenues for these incentives.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The estimated cost of providing such complimentary allowances, as they relate to the Casino, was included in casino expenses as follows:

                                               Year Ended April 30,
                                        2002          2003           2004
                                    -----------    -----------   -----------

    Rooms  $                        $   226,181    $   175,133   $        -
    Food and beverage                    31,428        231,131        40,475
    Other                                19,970         17,617        22,169
                                    -----------    -----------   -----------
                                    $   277,579    $   423,881   $    62,644
                                    ===========    ===========   ===========

     COMPENSATED ABSENCES

     Compensated absences are included in accrued expenses. The personnel policies allow the workforce to accrue annual leave as follows:

     o    One week of annual leave after one year of employment.
     o    Two weeks of annual leave after two years of employment.
     o    Three weeks of annual leave after three years of employment.
     o    Four weeks of annual leave after fifteen years of employment.

     Except for personnel at Ski Apache, annual leave may be accumulated by all personnel up to a maximum of 120 hours or 160 hours for fifteen-year employees. Any annual leave accrued above these limits is forfeited. Due to the seasonality of the Ski Apache's business, Ski Apache's policy requires all accrued annual leave to be taken by the end of the Tribe's fiscal year-end, or it is forfeited. Personnel may be compensated for accrued annual leave only upon termination.

     Sick leave is accrued at 2.1 hours per pay period after 90 days of employment and 3.1 hours after three years of employment. Personnel are not compensated for accrued sick leave on termination. Accordingly, the compensated absence accrual does not include a provision for sick leave.

     PRE-OPENING COSTS AND EXPENSES

     Pre-opening costs and expenses consist principally of direct incremental personnel costs, training costs and payroll costs for retaining the employees of the Inn during the fiscal year 2003 construction period. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, pre-opening costs and expenses are expensed as incurred.

     ADVERTISING COSTS

     The IMG Resort and Casino's advertising costs are expensed as incurred and are included as general and administrative expenses in the accompanying consolidated statements of income. Advertising costs for the years ended April 30, 2002, 2003 and 2004 were approximately $615,000, $696,000 and
     $1,426,000, respectively.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     TRIBAL TAXES

     The Resorts are subject to tribal taxes as long as the enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. The Tribe uses these funds to reimburse the Inn for advertising costs. The Resorts have recorded approximately $- and $200,000 for tax payable to the Tribe as of April 30, 2003 and 2004. The amounts are recorded as an accrued expense in the accompanying consolidated balance sheets. The Tribe re-classified approximately $2,553,000 of tax payable from the Inn to equity contribution to the Inn as of April 30, 2003 to reflect the forgiveness of the tax payable.

     INCOME TAXES

     As an unincorporated enterprise of the Tribe, the IMG Resort and Casino and the Resorts are exempt from federal and state income taxes.

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The key provision of SFAS 145, which may affect IMG Resort and Casino and the Resorts, rescinds the existing rule that all gains or losses from the extinguishments of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. IMG Resort and Casino and the Resorts adopted SFAS 145 on May 1, 2003 and they did not have a material impact on the consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. At April 30, 2004, the IMG Resort and Casino had no indirect guarantees outstanding. The IMG Resort and Casino has adopted FIN 45, which has no material effect on the consolidated financial statements.

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Resorts maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, which results in bad debt expense. The Resorts determine the adequacy of this allowance by periodically evaluating individual non-gaming customer receivables and considering the Resorts' non-gaming customers financial condition, credit history and current economic conditions. If the financial condition of non-gaming customers were to deteriorate, resulting in an impairment of their ability to make payments, the Resorts may increase the allowance.

     The allowance for doubtful accounts and bad debt expense is as follows at April 30:

                                                      2003           2004
                                                   -----------   -----------

    Allowance, beginning of year                   $     3,448   $     3,448
    Bad debt expense                                    16,548            -
    Write-offs                                         (16,548)           -
                                                   -----------   -----------
    Allowance, end of year                         $     3,448   $     3,448
                                                   ===========   ===========

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash consists of the Compulsive Gambler Fund and various funds held for the construction project. The balances were $475,249 and $133,297,243 at April 30, 2003 and 2004, respectively.

NOTE 4 - INVENTORIES

     Inventories consist of the following at April 30:

                                                       2003           2004
                                                    -----------   -----------

    Food and beverage                               $   263,066   $   219,628
    Golf and pro shop                                   121,925       132,936
    Gift shops, fuel and other                          470,538       616,021
                                                    -----------   -----------
      Total inventories                             $   855,529   $   968,585
                                                    ===========   ===========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment is summarized as follows at April 30:

                                                                        2003           2004
                                                                     -----------   -----------
    Land                                                             $   538,894   $   538,894
    Buildings, lifts and snowmaking equipment                         25,702,414    39,287,564
    Non-gaming equipment, furniture and other                         20,772,051    25,498,837
    Gaming equipment                                                   7,250,967    11,370,236
    Leasehold and land improvements, lake and golf course              5,541,108     6,480,058
                                                                     -----------   -----------
        Subtotal                                                      59,805,434    83,175,589

    Less accumulated depreciation and amortization                    41,396,363    46,281,098
                                                                     -----------   -----------
        Property, plant and equipment, net                            18,409,071    36,894,491

    Construction in progress                                          29,847,569   113,435,012
                                                                     ------------- -----------
                                                                     $48,256,640  $150,329,503
                                                                     ============= ============


     The IMG Resort and Casino capitalized $168,000 and $7,892,314 of interest cost related to construction of the Travel Center and Resort Project during fiscal years 2003 and 2004, respectively.

NOTE 6 - LONG-TERM DEBT

     On November 3, 2003, IMG Resort and Casino issued $200.0 million of its 12% Senior Notes (the "Notes"). IMG Resort and Casino is using the proceeds of these notes to pay, in part, construction cost of the Resort Project, to repay a $19.0 million revolving credit agreement with Citicorp North America, Inc. and to pay the costs of the offering. The Notes bear interest at 12% per year, payable on May 15 and November 15 of each year, beginning on May 15, 2004. The Notes will mature on November 15, 2010. The Notes may be redeemed at any time on or after November 15, 2007 at fixed redemption prices plus accrued and unpaid interest, if any. If a change in control occurs, holders of the notes will have the right to require the repurchase of their Notes at a price equal at 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The Notes are guaranteed by the Resorts.

     Until completion of the resort project, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and the guarantors, which had an aggregate balance of approximately $133 million at April 30, 2004. The Notes will, after completion of the resort project, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations.

     The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors' ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities

     Long-term debt is summarized as of April 30 as follows:

                                                                        2003           2004
                                                                     ------------  ------------
     Senior Notes, bearing interest at a fixed
     rate of 12%, maturing in 2010                                    $      -    $ 200,000,000

     Bureau of Indian Affairs, unsecured notes payable
     with payments of $27,100 per month, including
     interest at 8.5%, maturing in 2011.                              $ 1,861,650 $   1,744,651

     Citicorp North America Inc., revolving
     credit agreement of $50 million, bearing
     interest at the 12 month LIBOR (2.42% as
     of April 30, 2003) plus 1%, maturing on
     December 31, 2003.                                                 5,000,000            -

     Various notes payable with payments ranging
     from $3,603 to $21,900 per month, plus accrued
     interest ranging from 4.25% to 10%, maturing between
     2001 and 2004.                                                       591,809       201,943
                                                                     ------------  ------------
                                                                        7,453,459   201,946,594

     Less current portion                                               5,765,427       252,053
                                                                     ------------  ------------
     Long-term portion                                                $ 1,688,032 $ 201,694,541
                                                                     ============  ============

     The maturities of long-term debt as of April 30, 2004 are as follows:

     Year Ending April 30:
               2005                                                                 $   252,053
               2006                                                                     205,667
               2007                                                                     223,847
               2008                                                                     243,633
               2009                                                                     265,519
               Thereafter                                                            200,755,875
                                                                                    -------------
                                                                                    $201,946,594
                                                                                    =============

     Total interest costs were $196,022, $167,968 and $13,144,001 for the year ended April 30, 2002, 2003 and 2004, respectively, of which $167,968 and $7,892,314 was capitalized as of April 30, 2003 and 2004, respectively.

NOTE 7 - GAMING REVENUES SHARING AND REGULATORY FEES

     The Tribe regulates the Resort's gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the "Commission"). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. The Casino also pays a federal regulatory fee. All tribal and federal regulatory fees have been paid when due.

     On August 29, 1997, the Tribe and the State of New Mexico (the "State") entered into a Tribal-State Compact (the "Compact") to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subject the Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the Compact are requirements for quarterly revenues sharing payments consisting of 16% of the net win from video gaming and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe has challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under the Indian Gaming Regulatory Act.

     On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved all of their disputes regarding the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that they would enter into a new gaming compact, the 2001 Compact, and that the Tribe would pay the State of New Mexico $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. On April 20, 2004, we paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement.

     The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, we will begin incurring revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with our first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, we will begin incurring regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with our first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004, the Department of Interior approved the 2001 Compact. We will make the remaining $23.0 million payment required under the settlement agreement within ten business days after the Department of Interior publishes notice in the Federal Register of the affirmative approval of the 2001 Compact. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced by $27,136,255 for the year ended and as of April 30, 2004.

NOTE 8 - DEFINED BENEFIT PENSION PLAN

     IMG Resort and Casino and the Resorts participate in the Mescalero Apache Tribe Defined Benefit Plan (the "Plan"), a single-employer defined benefit pension plan that covers substantially all full-time employees of the Tribe. Individuals who provide services to IMG Resort and Casino and the Resorts are employees of the Tribe and participate in the Plan. The Tribe is the Plan sponsor and handles all administration and funding of the Plan. The Tribe reserves the right to amend any or all provisions of the Plan. Changes to Plan provisions and contribution requirements must be approved by the Tribal Council. The Plan provides retirement, disability and death benefits to plan members and beneficiaries.

     The Tribe, upon advice from legal counsel, has determined that the Plan is a "governmental plan" as described in Section 414(d) of the Internal Revenue Code ("IRC"). As such, the Plan is exempt from many of the requirements placed on qualified plans, including (but not limited to) the reporting and disclosure requirements of ERISA, coverage under the Pension Benefit Guaranty Corporation ("PBGC") and the minimum and maximum funding requirements of IRC Sections 412 and 404.

     No separately prepared financial statements of the plan are available.

     EFFECTIVE DATE AND PLAN YEAR

     The Plan was established effective January 1, 1976, with the latest plan restatement effective January 1, 1998. The Plan year end is December 31, while IMG Resort and Casino and the Resort's fiscal year ends April 30 and the Tribe's fiscal year ends September 30.

     ELIGIBILITY

     Each employee is eligible to become a participant in the plan on January 1st or July 1st immediately following completion of one year of service in which the employee completes at least 1,000 hours of service.

     SERVICE

     Service credited for benefit and vesting purposes is defined as the number of the plan years in which the employee completes at least 1,000 hours of service, subject to certain break in service rules. Service prior to the 1976 plan year shall be based on continuous service, with a full year credited for each year in which the participant was employed for at least one hour.

     COMPENSATION

     Compensation for a plan purposes is defined as W-2 compensation paid to an employee by the employer. A participant's annual compensation for plan purposes is limited consistent with Internal Revenue Code Section 401(a)(17).

     NORMAL RETIREMENT

     CONDITION

     The normal retirement date is the January 1 coincident with or next following the participant's 65th birthday.

NOTE 8 - DEFINED BENEFIT PENSION PLAN (CONTINUED)

     BENEFIT

     The normal retirement benefit, 1/12th of which is payable monthly for the life of the participant, is equal to the sum of the following:

     o 1.20% of average earnings multiplied by the participant's years of benefit service limited to 30 years, plus
     o .65% of average earnings in excess of $9,996, multiplied by the participant's years of benefit service not in excess of 30 years.

     "Average earnings" is the average annual compensation of a participant for the five consecutive plan years that produce the highest average.

     ACCRUED BENEFIT

     The accrued benefit is the monthly benefit with payments beginning at normal retirement, which has been earned due to compensation and benefit service as of any determination date. The accrued benefit is payable for the life of the participant and is computed in the same manner as for normal retirement, using the participant's average earnings and benefit service as of the date of determination.

     LATE RETIREMENT

     CONDITION

     A participant may choose to postpone their retirement beyond their normal retirement date, in which event no benefit shall be payable until actual retirement.

     BENEFIT

     The participant's benefit, commencing on the January 1 following the actual date of retirement, shall be greater of the actuarial equivalent of the benefit the participant would have received at their normal retirement date, and the benefit computed using the participant's compensation and the benefit service earned after the normal retirement date.

     DISABILITY RETIREMENT

     CONDITION

     If a participant becomes totally and permanently disabled, as demonstrated by the receipt of Social Security benefits, the employee will be entitled to receive a disability retirement benefit.

     BENEFIT

     The participant shall receive the single sum actuarial equivalent value of their accrued benefit determined as of the January 1 following the participant's termination of employment due to disability.

     DEATH BEFORE RETIREMENT

     CONDITION

     In the event of death of a participant after becoming eligible for a vested benefit under the Plan, and while either (i) actively employed by the employer, or (ii) on deferred vested status but prior to receiving any retirement benefits, a death benefit shall be payable to the participant's named beneficiary.

     BENEFIT

     The death benefit shall be the single sum actuarial equivalent of the participants accrued benefit determined as of the participant's date of death.

     MINIMUM DEATH BENEFIT

     A monthly benefit is payable on the first day of the calendar month following the participant's date of death or the earliest date the participant could have elected benefit payments to commence, whichever is later, and continuing for the lifetime of the surviving spouse. The benefit is determined as 50% of the benefit the participant would have received if the participant had terminated employment the day before his death (or on his actual date of termination if earlier), had lived to the benefit commencement date, and elected an immediate joint and 50% to survivor benefit. The value of any other death benefit provided under the Plan shall be reduced by the value of this surviving spouse benefit.

     TERMINATION OF EMPLOYMENT

     CONDITION

     If a participant terminates employment after completing 3 or more years of vesting service, participant is entitled to a deferred vested benefit with payment commencing on their normal retirement date.

     BENEFIT

     The amount of the benefit is calculated as the product of a vesting percentage and the accrued benefit determined as of the participant's date of termination. The vesting percentage is determined from the following table:

                    Years of Vesting            Vesting
                        Service                Percentage
                  ---------------------       -------------

                  Less than 3                        0%
                  3                                 20
                  4                                 40
                  5                                 60
                  6                                 80
                  7 or more                        100

     If employment is otherwise terminated before retirement, no benefits are provided under the Plan.

     ACTUARIAL EQUIVALENCE

     Actuarial equivalent values shall be computed based on the 1971 Individual Annuitant Mortality Table, male rates offset 2 years, with a pre-retirement interest rate of 5.5% and a post-retirement interest rate of 5%. For lump sum amounts only, the PBGC interest rates in effect as of the first date of the Plan year in which the calculation is made are used if a higher benefit results. Notwithstanding the foregoing, if a lump sum amount is greater than $25,000, the lump sum shall be determined using 120% of the PBGC rates in effect as of the first day of the plan year in which the calculation is made, but shall be no less than $25,000.

     PLAN EXPENSES

     All expenses of the Plan are paid by the Tribe. Allocated pension expenses totaled $1,331,088, $1,631,828 and $1,886,333, for the years ended April
     30, 2002, 2003 and 2004, respectively. Until September 2003, such costs were not required to be reimbursed to the Tribe and therefore have been accounted for as contributed capital.

     CONTRIBUTIONS TO THE PLAN

     Upon retirement, the Tribe contributes actuarially determined amounts to fund retirement benefits. No contributions by participating employees are required.

     FUNDING POLICY

     The Plan provides that Guaranteed Retirement Annuity Contracts (guaranteed interest contracts) are purchased to provide retirement benefits to participants. Funding to purchase contracts is based upon actuarially determined deposits made by the Tribe.

     Although the Tribe has determined that it is not subject to Internal Revenue Code Section ("IRC") 412 regarding funding, the annual funding according to the latest actuarial valuation at January 1, 2000, was based on this criteria. The contribution rate is based on a pay-as-you-go basis and, therefore, there is no set contract contribution rate. No contributions have been made by the Tribe, or billed to any of the enterprises, for any year ended through 2003.

     The Plan requires an actuarial valuation every three years. The latest full actuarial valuation was performed as of January 1, 2000 and was updated with current assumptions by the actuary as of January 1, 2001, 2002 and 2003. Census data from the January 1, 2000 actuarial valuation was used for these projections. Liabilities were then projected to the end of each disclosure year, taking into account additional liabilities for new participants based on the liability for participants first considered in the 2000 actuarial valuation. Since actual census data was not used in valuation for period from December 31, 2000 through January 1, 2003, actual cost and liability may significantly differ from the amounts projected and disclosed below.

     The Tribe has the ability to request reimbursement for costs related to the periodic pension cost from IMG Resort and Casino and the Resorts if it should choose to do so; however, no such requests have been made. The Tribe has also represented that a request for reimbursement of such costs would not be made in the future related to prior years.

     FUNDING STATUS AND PROGRESS

     The amount shown below as the "pension benefit obligation" is a standardized disclosure measure of the present value of pension benefits adjusted for the effects of projected salary increases estimated to be payable in the future as a result of employee service to date. The measure is intended to help users assess the funding status of the Plan on a going-concern basis, and to assess progress made in accumulating sufficient assets to pay benefits when due. The measure is the actuarial present value of credited projected benefits and is independent of the funding method used to determine contributions to the Plan. The amounts may be significantly different up on the next full actuarial valuation.

     The Plan's funded status as of January 1 consist of:

                                                      2002          2003
                                                  ------------- -------------

    Actuarial present value of accumulated
     plan benefits:
         Vested                                  $ 14,050,989   $ 18,318,552
         Nonvested                                  1,394,597      2,069,634
                                                  ------------- -------------
                                                  $ 15,445,586  $ 20,388,186
                                                  ============= =============

                                                      2002          2003
                                                  ------------- -------------
     Accrued pension costs:
        Projected benefit obligation              $(20,852,106) $ (26,893,541)
        Plan assets at fair value                    1,882,774      1,434,904
                                                  ------------- -------------
          Funded status                            (18,969,332)   (25,458,637)
        Unrecognized net loss                        8,224,899     11,200,615
                                                  ------------- -------------
            Accrued pension cost                  $(10,744,433) $ (14,258,022)
                                                  ============= =============

                                                      2002          2003
                                                  ------------- -------------
      The net pension expense consists of:
        Service cost                              $  1,563,881   $ 1,776,505
        Interest cost                                1,256,082     1,503,361
        Expected return on plan assets                (188,960)     (141,334)
        Amortization of net loss                       297,271       375,057
                                                  ------------- -------------

         Periodic pension cost                    $  2,928,274   $ 3,513,589
                                                  ============= =============
        Pension cost allocated to IMG Resort
         and Casino                               $  1,331,088   $ 1,631,829
                                                  ============= =============

     Under the terms of an agreement with the Tribe executed in 2003, the Resort pays a fixed amount of 9.75% of salaries and wages as a fixed contribution to the retirement plan. The total pension expense under this agreement for the fiscal year ended April 30, 2004 was $1,886,333.

     Significant assumptions used in the January 1, 2002 and 2003 valuation are as follows: the weighted average discount rates used in determining the actuarial present value of accumulated plan benefits were 7.25%, 6.75%, respectively; the rate of compensation increase used to measure the projected benefit obligation was 3% for both years; the weighted average expected long-term rate of return on plan assets was 8% for both years.

NOTE 9 - RISK MANAGEMENT

     The IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for 2002, 2003 and 2004, respectively.

     The Tribe is self-insured for employee health and accident insurance. The IMG Resort and Casino's employees are covered by this plan and remit amounts to the Tribe for their share of the self-insurance costs. The total amount reimbursed to the Tribe were approximately $549,000, $647,000 and $902,000 for 2002, 2003 and 2004, respectively.

     The Tribe maintains worker's compensation insurance coverage under a retrospective rated policy whereby premiums are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino's and the Resorts' employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe, the IMG Resort and Casino and the Resorts have not provided an estimate for losses that may result in premium adjustments at the end of the coverage period.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     LEGAL MATTERS

     The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect the IMG Resort and Casino's financial position or the results of its operations.

     OCCUPANCY FEE

     A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache's use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a quarterly occupancy fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2002, 2003 and 2004 totaled approximately $111,800, $121,000 and $130,000, respective1y.

     CONSTRUCTION AGREEMENT

     In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new Hotel and Casino on behalf of the IMG Resort and Casino. Estimated construction cost is approximately $149,720,000 and as of April 30, 2004, IMG Resort and Casino had outstanding construction commitments of approximately $39.0 million.

NOTE 11 - RELATED-PARTY TRANSACTIONS

     The Tribe operates other entities and enterprises in various industries, including telecommunication, timber and forest products, gas and convenience store; in addition, the Tribe has a housing authority, school and nursing facility. Financial results of the Tribe and its other enterprises and entities are not included in these consolidated financial statements.

     The IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $126,200, $152,200 and $289,000 for the years ended April 30, 2002, 2003 and 2004, respectively, for such services.

     In addition to the amounts due to the Casino from the Tribe in connection with revenues sharing and regulatory fees (see Note 7), there were no amounts due to the Tribe from the Resorts at April 30, 2003 and 2004. The Tribe reclassified $6,890,716 due from the Resorts as an equity contribution and $1,193,833 due to Ski Apache from the Tribe as an equity distribution as of April 30, 2003, in connection with the reorganization (see Note 1).

NOTE 12 - OPERATING SEGMENTS

     The IMG Resort and Casino has five operating segments. Gaming, Hotel, Ski , Resort Management and Travel Center. The Gaming segment information includes the activities of the Casino. The Hotel segment information includes the activities of the Inn, hunting, golf, fishing and horseback riding. The Ski Apache segment includes the activities of Ski Apache. Resort/Holding Company Operations includes the activities of the IMG Resort and Casino and the pre-opening activities of the Casino and the Inn. The Travel Center which opened in May 2003 includes the pre-opening activities. These operating segments represent distinct business activities, which are managed separately.


                                                                Resort/      Travel
                                                               Holding       Center
2002               Gaming             Hotel         Ski           Co.       Operations
                 Operations         Operations   Operations   Operations                 Eliminations        Total
            -------------------     ----------   ----------   ----------    ----------   -------------     ----------
Net revenue    $42,644,693        $19,112,047    $9,429,456   $      -      $     -      $ (9,000,000)    $ 62,186,196

Income from
operations       8,777,733          7,952,473     2,648,548          -            -               -         19,378,754

Segment assets  60,944,479         20,248,720    15,489,333          -            -       (14,176,098)      82,506,434



                                                                Resort/
                                                               Holding       Travel
2003               Gaming             Hotel         Ski           Co.        Center
                 Operations         Operations   Operations   Operations    Operations   Eliminations        Total
            -------------------     ----------   ----------   ----------    ----------   -------------     -------------
Net revenue  $  47,636,772          $13,261,039  $10,604,500  $      -      $      -    $  (5,250,000)     $ 66,252,311


Income from
operations      13,056,515           (1,682,758)   2,932,412         -        (62,584)            -          14,243,585

Segment
assets           4,829,867           10,882,615   14,032,654   29,814,295          -          (59,430)       59,500,001



                                                                Resort/
                                                               Holding       Travel
2004               Gaming             Hotel         Ski           Co.        Center
                 Operations         Operations   Operations   Operations    Operations   Eliminations        Total
            -------------------     ----------   ----------   ----------    ----------   -------------     -------------
Net revenue     $33,136,364         $  2,146,082   $8,138,252   $   (750,941)   $ 38,256,728  $       -      $ 80,926,485

Income (loss)
from operations  36,176,134           (1,254,844)   1,371,554    (12,327,251)     19,971,613          -        43,937,206

Segment
assets           16,903,688            8,985,424    13,506,463   299,476,501      30,830,402  (53,492,506)    316,209,972



NOTE 13 - SUBSEQUENT EVENTS

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc., one of the nation's largest financial services firms. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan will be used to fund furniture, fixtures and equipment for the Project.

NOTE 14 - CONSOLIDATING INFORMATION

In connection with IMG Resort and Casino's issuance in November 2003 of $200,000,000 of 12% senior notes, IMG Resort and Casino and the Resorts (the "wholly owned Guarantors") have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort Project and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes.

Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for IMG Resort and Casino and the wholly-owned Guarantors of the 12% senior notes. This consolidating financial information has been prepared from the books and records maintained by IMG Resort and Casino and the wholly-owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the wholly owned Guarantors operated as independent entities. The separate financial statements of the wholly-owned Guarantors are not presented because management has determined they would not be material to investors.

The Resorts are wholly owned subsidiaries of IMG Resort and Casino. IMG Resort and Casino was established on April 2, 2003 for the purpose of managing the Resorts. The following consolidating information is presented as of and for the year ended April 30, 2004 and 2003 as the IMG Resort and Casino did not exist prior to April 2, 2003 (see Note 1).

                          CONSOLIDATING BALANCE SHEETS

                              AS OF APRIL 30, 2004

                                                           Guarantor
                                               IMGRC      Subsidiaries  Eliminations  Consolidated
                                          -------------   ------------- ------------  ------------
Cash and cash equivalents                 $        -      $ 15,794,943  $        -   $  15,794,943

Restricted cash and cash equivalents       132,763,729         533,514           -     133,297,243

Accounts receivable, net                           -            32,566           -          32,566

Inventories                                      4,869         963,716           -         968,585

Prepaid Revenue Sharing                            -         4,218,673           -       4,218,673

Prepaid other                                   55,805         406,249           -         462,054

Deferred financing cost, net                 1,625,244             -             -       1,625,244

Total current assets                       134,449,647      21,949,661           -     156,399,308

 Advances to Affilates                      12,869,591      10,982,198   (23,851,790)           -

Property, plant and equipment, net         113,112,297      37,217,206           -     150,329,503

Long-term deferred financing expenses, net   9,404,249             -             -       9,404,249

Other long-term assets                             -            76,912           -          76,912

Investment in subsidiaries                  29,640,717             -     (29,640,717)           -
                                          --------------  -------------  ------------- -------------
 Total Assets                             $299,476,501    $ 70,225,977  $(53,492,507) $316,209,972
                                          ==============  =============  ============= =============

Accounts Payable and other short term
  liabilities                             $        -      $    612,873  $        -    $    612,873

Construction in progress acounts
  payable                                   13,609,367            -              -      13,609,367

Accrued expenses                               977,306       4,342,424          2,331    5,322,061

Accrued revenue sharing and regulatory
  fees                                             -        23,000,000           -      23,000,000
Accrued interest
                                            12,000,000          48,378           -      12,048,378

Deposits and advance payments                      -           667,100           -         667,100

Current portion of long-term debt                  -           252,053           -         252,053
                                          --------------  -------------  ------------- -------------
       Total current liabilities            26,586,673      28,922,828          2,331   55,511,832

Advances from affiliates                    13,886,229       9,967,892    (23,854,121)         -

Long-term debt, net of current portion     200,000,000       1,694,541           -     201,694,541
                                          --------------  -------------  ------------- -------------
Total liabilities                          240,472,902      40,585,258    (23,851,790) 257,206,371

  Contributed Capital                       56,113,676      20,166,161     20,166,161)  56,113,676

  Current Year Net income (Loss)            39,744,883      56,404,793    (56,404,793)  39,744,883

 Retained equity                           (36,854,960)    (46,930,237)    46,930,237  (36,854,960)
                                           ------------   ------------   ------------- --------------
 Total equity                               59,003,599      29,640,717    (29,640,717)  59,003,599
                                           -----------    ------------   ------------  --------------
Total liabilities and equity               299,476,501      70,225,975    (53,492,507) 316,209,970
                                           ===========    ============   ============  ==============

                       CONSOLIDATING STATEMENTS OF INCOME

                            YEAR ENDED APRIL 30, 2004



                                                           Guarantor
                                               IMGRC      Subsidiaries  Eliminations  Consolidated
                                          -------------   ------------- ------------  -------------
Revenues:
    Gaming                                 $       -      $ 60,277,052  $       -     $  60,277,052
    Food and Beverage                          5,691         5,608,982          -         5,614,672
    Rooms                                          -                -           -                -
    Recreation and other                          70        16,471,820          -        16,471,890
                                          -------------   ------------- ------------  -------------
      Gross Revenue                            5,761        82,357,854          -        82,363,614

Less - Promotional Allowances                756,701           680,428          -         1,437,129
      Net Revenue                           (750,940)       81,677,426          -        80,926,485

Operating Expenses
    Gaming                                 2,157,633        23,248,028          -        25,405,661
    Reversal of accrued fees                       -       (27,136,255)         -       (27,136,255)
    Food and Beverage                        704,864         5,882,608          -         6,587,472
    Rooms                                          -           119,722          -           119,722
    Recreation and other                     471,800        10,229,699          -        10,701,499
    General and administrative             5,866,274         3,171,541          -         9,037,815
    Insurance                                157,333           745,288          -           902,621
    Pension                                  410,231         1,476,102          -         1,886,333
    Tribal Regulatory                        505,032           687,979          -         1,193,011
    Mescalero Phone                           40,006           249,176          -           289,182
    Pre-opening                            1,263,138         1,808,844          -         3,071,982
    Depreciation                                   -         4,930,236          -         4,930,236
                                          -------------   ------------- ------------  -------------
      Total Operating Expenses            11,576,311        25,412,968          -        36,989,279
                                          -------------   ------------- ------------  -------------

Operating Income                         (12,327,251)       56,264,458          -        43,937,206

Other Income (Expense)
    Interest Income                          767,698            33,567          -           801,266
    Interest Expense                      (5,100,317)         (151,370)         -        (5,251,687)
    Income from subsidiaries              56,404,753                 -   (56,404,753)            -
    Other Income                                  -            258,098          -           258,098
                                          -------------   ------------- ------------  -------------
       Total Other Income (Expense)       52,072,134           140,295   (56,404,753)    (4,192,323)
                                          -------------   ------------- ------------  -------------
       Net Income                       $ 39,744,883      $ 56,404,753  $(56,404,753)  $ 39,744,883
                                          =============   ============= ============  ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                            YEAR ENDED APRIL 30, 2004

                                                                    Guarantor
                                                       IMGRC       Subsidiaries    Eliminations   Consolidated
Cash flows from operating activities:
  Net income                                        $39,744,883    $56,404,753    $(56,404,753)   $39,744,833
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            -      4,930,236               -      4,930,236
     Gain on sale of property, plant and equipment                                                          -
  Changes in assets and liabilities:
     Restricted cash and cash equivalents                     -        (58,265)              -        (58,265)
     Accounts receivable, net of allowance               75,635         67,461               -        143,096
     Inventories                                         (4,869)      (108,187)              -       (113,056)
     Prepaid revenue sharing fees                         4,448     (4,223,121)              -     (4,218,673)
     Prepaid expenses                                         -       (173,056)              -       (173,056)
     Other long term assets                                   -        (60,911)              -        (60,911)
     Accounts payable                                         -       (797,598)              -       (797,598)
     Accrued expenses                                         -      3,571,823               -      3,571,823
     Accrued revenue sharing and regulatory fees              -    (16,821,082)              -    (16,821,082)
     Accrued interest payable                        12,000,000         48,378               -     12,048,378
     Deposits and advance payments                            -        (82,408)              -        (82,408)
                                                    ------------   ------------    ------------   ------------
       Net cash provided by operating
         activities                                  51,820,097     42,698,023     (56,404,753)    38,113,367
                                                    ------------   ------------    ------------   ------------

Cash flows from investing activities:
  Investment in subsidiaries                        (56,404,753)             -      56,404,753              -
  Purchase of property, plant and equipment        (101,301,951)       752,297               -    (100,549,654)
                                                    ------------   ------------    ------------   ------------
      Net cash used by investing activities        (157,706,704)       752,297      56,404,753    (100,549,654)
                                                    ------------   ------------    ------------   ------------
Cash flows from financing activities:
  Deferred financing costs                          (10,929,493)             -               -     (10,929,493)
  Cash held for construction payments              (132,763,729)             -               -    (132,763,729)
  Cash proceeds from the issuance of notes          200,000,000              -               -     200,000,000
  Principal borrowings (payments) on
     long-term debt, net                                      -     (5,506,865)              -      (5,506,865)
  Distributions to Mescalero Apache Tribe                     -    (13,170,204)              -     (13,170,204)
  Contributions from Mescalero Apache Tribe          49,568,542    (18,298,943)              -      31,269,599
                                                    ------------   ------------    ------------   ------------
      Net cash used by (provided by)
       financing activities                         105,875,320    (36,976,012)              -      68,899,308
                                                    ------------   ------------    ------------   ------------
Net increase (decrease) in cash and cash
 equivalents                                            (11,287)     6,474,308               -       6,463,021
                                                    ------------   ------------    ------------   ------------
Cash and cash equivalents, beginning of year             11,287      9,320,635               -       9,331,922
                                                    ------------   ------------    ------------   ------------
Cash and cash equivalents, end of year             $          -    $15,794,943     $         -     $15,794,943
                                                    ============   ============    ============   ============

Supplemental cash flow information:
     Cash paid for interest                        $     60,115    $         -     $         -     $    60,115
                                                    ============   ============    ============   ============
Non-cash investing and financing activities:
     Distributions to Mescalero Apache Tribe       $          -    $38,981,173     $         -     $38,981,173
                                                    ============   ============    ============   ============
Property, plant and equipment acquired through
  increase of payables, net                        $          -    $ 6,453,445     $         -     $ 6,453,445
                                                    ============   ============    ============   ============
     Contribution from Mescalero Apache Tribe      $    328,618    $   980,683     $         -     $ 1,309,301
                                                    ============   ============    ============   ============


                          CONSOLIDATING BALANCE SHEETS

                              AS OF APRIL 30, 2003

                                                                  Guarantor
                                                     IMGRC       Subsidiaries   Eliminations    Consolidated
                                                  -----------    ------------   -------------   ------------
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $   29,221     $ 9,302,701    $         -    $  9,331,922

  Restricted cash and cash equivalents                     -         475,249              -         475,249

  Accounts receivable                                      -         175,662              -         175,662

  Inventories                                        208,466         647,063              -         855,529

  Prepaid expenses                                    15,785         273,214              -         288,999

  Deferred financing costs                           100,000               -              -         100,000
                                                  -----------    ------------   -------------   ------------
     Total current assets                            353,472      10,873,889              -      11,227,361

NON CURRENT ASSETS:
  Liquor license                                           -          16,000              -          16,000

  Property, plant and equipment, net              29,460,823      18,795,817              -      48,256,640

INVESTMENT IN SUBSIDIARIES                       (15,782,894)             -      15,782,894              -
                                                  -----------    ------------   -------------   ------------

     Total assets                                 $14,031,401     29,685,706    $15,782,894     $59,500,001
                                                  ===========    ============   =============   ============

LIABILITIES AND EQUITY

                              CURRENT LIABILITIES:
  Accounts payable and other short term
   liabilities                                    $        -     $ 1,410,471    $         -     $ 1,410,471

  Construction in Progress Accounts Payable        7,155,922              -               -       7,155,922

  Accrued expenses                                   136,062       1,614,176              -       1,750,238

  Accrued revenue sharing and regulatory fees             -       39,821,082              -      39,821,082

  Deposits and advance payments                           -          749,508              -         749,508

  Current portion of long-term debt                5,580,096         185,331              -       5,765,427
                                                  -----------    ------------   -------------   ------------
     Total current liabilities                    12,872,080      43,780,568              -      56,652,648

NON CURRENT LIABILITIES:

Long-term debt, net of current portion                     -       1,688,032              -       1,688,032
                                                  -----------    ------------   -------------   ------------
Total long-term debt                                       -       1,688,032              -       1,688,032

     Total liabilities                            12,872,080      45,468,600              -      58,340,680

EQUITY:
  Contributed capital                             24,844,077       7,901,862     (7,901,862)     24,844,077

  Retained deficit                               (23,684,756)    (23,684,756)    23,684,756     (23,684,756)
                                                  -----------    ------------   -------------   ------------
     Total equity                                  1,159,321     (15,782,894)    15,782,894       1,159,321
                                                  -----------    ------------   -------------   ------------

     Total liabilities and equity                $14,031,401     $29,685,706     $15,782,894    $59,500,001
                                                  ===========    ============   =============   ============



                                 CONSOLIDATING STATEMENTS OF INCOME

                                      YEAR ENDED APRIL 30, 2003


                                              IMGRC        Subsidiaries    Eliminations  Consolidated
                                           ------------    ------------    -----------   -------------
Revenues:
  Gaming                                   $         -     $46,942,180     $        -     $46,942,180
  Food and beverage                                  -       4,893,997              -       4,893,997
  Rooms                                              -       3,394,434              -       3,394,434
  Recreation and other                               -      11,952,860              -      11,952,860
                                           ------------    ------------    -----------   -------------
     Gross revenues                                  -      67,183,471              -      67,183,471
     Less - promotional allowances                   -         931,160              -         931,160
                                           ------------    ------------    -----------   -------------
       Net revenue                                   -      66,252,311              -      66,252,311
                                           ------------    ------------    -----------   -------------

Operating costs and expenses:
  Gaming                                             -      19,457,655              -      19,457,655
  Food and beverage                                  -       4,955,537              -       4,955,537
  Rooms                                              -       1,552,133              -       1,552,133
  Recreation and other                               -       5,757,452              -       5,757,452
  General and administrative                         -       6,500,909              -       6,500,909
  Pension Cost                                       -       1,631,828              -       1,631,828
  Gaming and regulatory commission fees              -         750,821              -         750,821
  Self insurance costs allocated from                -         647,000              -         647,000
    the Tribe
  Mescalero Apache Telecommunication                 -         152,200              -         152,200
  Pre-opening costs and expenses                     -       1,389,967              -       1,389,967
  Depreciation and amortization                      -       9,213,224              -       9,213,224
                                           ------------    ------------    -----------   -------------
     Total operating expenses                        -      52,008,726              -      52,008,726
                                           ------------    ------------    -----------   -------------

Income from operations                               -      14,243,585              -      14,243,585
                                           ------------    ------------    -----------   -------------
Other income:
  Interest income                                    -         190,120              -         190,120
  Other income                                       -         170,984              -         170,984
                                           ------------    ------------    -----------   -------------
     Total other income                              -         361,104              -         361,104
                                           ------------    ------------    -----------   -------------
     Net Income                            $         -     $14,605,689     $        -     $14,604,689
                                           ============    ============    ===========   =============



                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                            YEAR ENDED APRIL 30, 2003

                                                                    Guarantor
                                                        IMGRC      Subsidiaries    Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------
Cash flows from operating activities:
  Net income                                        $         -    $14,604,689     $        -     $14,604,689
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                            -      9,213,224              -       9,213,224
     Gain on sale of property, plant and
       equipment                                              -       (13,741)              -        (13,741)
  Changes in assets and liabilities:
     Restricted cash and cash equivalents                     -      (114,304)              -       (114,304)
     Accounts receivable, net of allowance                    -       (58,908)              -        (58,908)
     Inventories                                      (208,466)       (59,270)              -       (267,736)
     Prepaid expenses                                  (15,785)       (61,801)              -        (77,586)
     Liquor license                                           -        (1,000)                        (1,000)
     Accounts payable                                         -        583,895              -         583,895
     Accrued expenses                                   136,062        318,733              -         454,795
     Accrued revenue sharing and regulatory fees              -      7,717,219              -       7,717,219
     Deposits and advance payments                            -        (20,034)             -         (20,034)
                                                    ------------   ------------    ------------   ------------
       Net cash provided by operating                  (88,189)     32,108,702              -      32,020,513
                                                    ============   ============    ============   ============
Cash flows from investing activities:
  Investment in subsidiaries                         15,782,894              -     (15,782,894)             -
  Purchase of property, plant and equipment         (29,460,823)    (1,273,740)             -     (30,734,563)
  Construction in progress accounts payable           7,155,922              -              -       7,155,922
  Proceeds from sale of property, plant and
   equipment                                                  -         35,198              -          35,198
                                                    ------------   ------------    ------------   ------------
      Net cash used by investing activities         (6,522,007)    (1,238,542)     (15,782,894)   (23,543,443)
                                                    ============   ============    ============   ============
Cash flows from financing activities:
  Deferred financing costs                            (100,000)             -               -        (100,000)
  Advances from Mescalero Apache Tribe                            (11,107,588)              -     (11,107,588)
  Borrowings on revolving line of credit             5,000,000              -               -       5,000,000
  Principal borrowings (payments) on
   long-term debt, net                                 580,096       (230,332)              -         349,764
  Distributions to Mescalero Apache Tribe                    -    (40,561,702)              -     (40,561,702)
  Contributions from Mescalero Apache Tribe          1,159,321      8,522,544       15,782,894     25,464,759
                                                    ------------   ------------    ------------   ------------
       Net cash used by financing activities         6,639,417    (43,377,078)      15,782,894    (20,954,767)
                                                    ============   ============    ============   ============
Net (decrease) increase in cash and cash
 equivalents                                            29,221    (12,506,918)              -     (12,477,697)

Cash and cash equivalents, beginning of year                 -     21,809,619               -      21,809,619
                                                    ------------   ------------    ------------   ------------
Cash and cash equivalents, end of year              $   29,221    $ 9,302,701      $        -     $ 9,331,922
                                                    ============   ============    ============   ============
Supplemental cash flow information:
     Cash paid for interest                         $    5,439    $   167,968      $        -     $   173,407
                                                    ============   ============    ============   ============

Non-cash financing activities:
     Distributions to Mescalero Apache Tribe        $        -    $ 1,193,833      $        -     $  1,193,833
                                                    ============   ============    ============   ============
     Contribution from Mescalero Apache Tribe       $        -    $ 7,820,274      $              $  7,820,274
                                                    ============   ============    ============   ============

