Form 10-Q
period 2004-07-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2004-09-14
CIK 1280352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Yes [X] No [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [__]  No [X]

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                       As of                       As of
                                                   April 30, 2004               July 31, 2004
                                                    -------------               -------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $  15,794,943               $  19,175,856
  Restricted cash and cash equivalents               133,297,243                 103,827,558
  Accounts receivable, net                                32,566                     102,561
  Inventories                                            968,585                   1,399,513
  Prepaid expenses                                       462,054                   3,802,303
  Prepaid revenue sharing fees                         4,218,673
  Deferred financing cost, net                         1,625,244                   1,625,244
                                                    -------------               -------------
     Total current assets                            156,399,308                 129,933,035

NON CURRENT ASSETS:
   Property, plant and equipment, net                150,329,503                 171,918,310
   Long term deferred financing cost, net              9,404,249                   8,930,343
   Other long-term assets                                 76,912                     125,474
     Total assets                                  $ 316,209,972               $ 310,907,162
                                                    -------------               -------------

                 LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable and other short-term liabilities$     612,873               $   1,210,500
  Construction in progress accounts payable           13,609,367                  10,754,473
  Accrued expenses                                     5,322,061                   9,135,149
  Accrued revenue sharing and regulatory fees         23,000,000                  23,000,000
  Accrued interest                                    12,048,378                   5,200,000
  Deposits and advance payments                          667,100                     674,201
  Current portion of long-term debt                      252,053                     252,053
                                                    -------------               -------------
     Total current liabilities                        55,511,832                  50,226,376

NON CURRENT LIABILITIES:
   Long-term debt, net of current portion            201,694,541                 201,643,125
                                                    -------------               -------------
     Total liabilities                               257,206,373                 251,869,501
                                                    -------------               -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Contributed capital                                 56,113,676                  56,113,676
  Retained earnings (deficit)                          2,889,923                   2,923,985
                                                    -------------               -------------
      Total equity                                    59,003,599                  59,037,661
                                                    -------------               -------------
     Total liabilities and equity                   $316,209,972                $310,907,162
                                                    =============               =============

        The accompanying notes are an integral part of these statements.


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                             For the Quarters Ended July 31,
                                                                 2004                 2003
Revenues:
  Gaming                                                      $17,645,786            $15,600,450
  Food and beverage                                             1,413,095              1,237,095
  Recreation and other                                          3,330,898              1,241,563
                                                              -------------         -------------
     Gross revenue                                             22,389,779             18,079,108
     Less - promotional allowances                                262,282                254,475
                                                              -------------         -------------
       Net revenue                                             22,127,497             17,824,497
                                                              -------------         -------------
Operating costs and expenses:
  Gaming                                                        5,027,678              5,410,910
  Food and beverage                                             1,688,006              2,005,073
  Rooms                                                                 -                116,961
  Recreation and other                                          3,089,733              1,584,297
  General and administrative                                    2,251,755              2,061,713
  Pension (allocated by related party)                            544,539                477,836
  Fees (charged by related party)                                 684,001                352,132
  Insurance (allocated by related party)                          139,656                162,833
  Telecommunication (charged by related party)                     54,757                 37,551
  Pre-opening costs and expenses                                1,063,044              1,100,225
  Depreciation and amortization                                 1,435,617              1,032,091
     Total operating expenses                                  15,978,786             14,341,622
                                                              -------------         -------------

Income from operations                                          6,148,711              3,483,011

Other (expenses) income:
  Interest income                                                 209,418                 13,489
  Interest expense, net of amounts capitalized                 (2,930,599)                     -
  Other income                                                    102,151                 70,085
                                                              -------------         -------------
     Total other (expenses) income                             (2,619,030)                83,574
                                                              -------------         -------------
     Net income                                                $3,529,681             $3,566,585
                                                              =============         =============

        The accompanying notes are an integral part of these statements.


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                                   (unaudited)


                         FOR THE QUARTERS ENDED JULY 31,


                                                                     Retained
                                                    Contributed      Earnings          Total
                                                      Capital        (Deficit)        Equity
                                                    ------------     ---------      -------------
Balances, April 30, 2003                            $24,844,057   $(23,684,756)     $ 1,159,321
Contributed capital from Mescalero Apache
Tribe:
  Construction of Resort                                499,329               -         499,329
  Forgiveness of allocated pension cost                 477,836               -         477,836
Distributions to Mescalero Apache Tribe:
  Operating transfers                                         -      (5,002,442)     (5,002,442)

Net income                                                    -       3,565,585       3,566,585
Balances, July 31, 2003                             $25,821,242    $(25,120,613)    $   700,629
                                                    ------------  --------------   --------------
Balances, April 30, 2004                            $56,113,676    $  2,889,923     $59,003,599
                                                    ------------  --------------   --------------
Distributions to Mescalero Apache Tribe:
  Operating transfers                                         -      (3,495,619)     (3,495,619)
Net income                                                    -       3,529,681       3,529,681
                                                    ------------  --------------   --------------
Balances, July 31, 2004                             $56,113,676     $ 2,923,985     $59,037,661
                                                    ============  ==============   ==============


        The accompanying notes are an integral part of these statements.

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 For the Quarters Ended July 31,
                                                                      2004               2003
                                                                 --------------      -------------
Cash flows from operating activities:
    Net income                                                     $3,529,681          $3,566,585
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                 1,435,617           1,032,091
      Gain on sale of property, plant and equipment                         -                   -
      Changes in assets and liabilities:

         Restricted cash and cash equivalents                               -             (28,981)
         Accounts receivable, net of allowance                        (69,995)           (114,755)
         Inventories                                                 (430,927)           (443,742)
         Prepaid revenue sharing fees                               1,039,500                   -
         Prepaid expenses                                            (161,075)           (113,986)
         Other long-term assets                                       (48,563)                  -
         Construction in progress accounts payable                 (2,854,894)         (3,692,519)
         Accounts payable                                             597,626             955,065
         Accrued expenses                                          (2,854,894)            286,455
         Accrued revenue sharing and regulatory fees                        -           2,658,768
         Accrued interest payable                                  (6,848,378)                  -
         Deposits and advance payments                                231,206              36,156
         Net cash provided in operating activities                      8,781          11,526,175

Cash flows from investing activities:
    Purchase of property, plant and equipment                     (23,024,425)        (21,601,866)
                                                                 --------------      -------------
      Net cash used in investing activities                       (23,024,425)        (21,601,866)
                                                                 --------------      ---------------
Cash flows from financing activities:
    Deferred financing costs                                          473,906                   -
    Cash held for construction payments                            29,469,685                   -
    Advances to Mescalero Apache Tribe, net                                 -          (1,886,240)
    Borrowings on revolving line-of-credit                                  -          14,000,000
    Principal borrowings (payments) on long-term debt, net            (51,415)           (595,738)
    Distributions to Mescalero Apache Tribe                        (3,495,619)         (4,537,460)
    Contributions from Mescalero Apache Tribe                               -             997,165
                                                                 --------------      ---------------
Net cash (used by) provided by financing activities                26,396,557           9,169,203
                                                                 --------------      ---------------

Net increase (decrease) in cash and cash equivalents                3,380,913            (906,488)
                                                                 --------------      ---------------

Cash and cash equivalents, beginning of year                       15,794,943           9,331,922
                                                                 --------------      ---------------
Cash and cash equivalents, end of year                          $  19,175,856         $ 8,425,434
                                                                 ==============      ===============



Supplemental cash flow information:
    Cash paid for interest                                      $   2,833,053         $   106,959


        The accompanying notes are an integral part of these statements.


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE QUARTERS ENDED JULY 31, 2003 AND 2004



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

     Casino Apache (the "Casino") offers Class III gaming as defined by the Indian Gaming Regulatory Act ("IGRA"), on tribal land in Mescalero, New Mexico. The Casino Apache Travel Center (the "Travel Center"), which opened for business on May 22, 2003, also offers Class III gaming as defined by the Indian Gaming Regulatory Act, on tribal land in Mescalero. The Inn of the Mountain Gods (the "Inn") operated a 253-room resort hotel located on the Tribe's reservation in Mescalero. The resort hotel has been demolished as of April 30, 2003 and the construction of a new resort hotel and casino (the "Resort Project") on the same site is in process and is scheduled for completion in the fourth quarter of fiscal year 2005. Ski Apache operates a ski resort within the Tribe's reservation in Mescalero and on the U.S. Forest Service land. The IMG Resort and Casino's activities primarily support the development and management efforts related to the new resorts.

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

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the accompanying financial statements relate to the liability associated with the unredeemed Apache Spirit Club points and the estimated lives of depreciable assets and pension cost. Actual results could differ from those estimates.

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

     DEFERRED FINANCING COSTS

     Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $11,029,493 as of April 30, 2004 and $10,555,587 as of July 31, 2004.

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

     Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

          Non-gaming equipment, furniture and other              3 - 15 years
          Gaming equipment                                       5 - 7 years
          Leasehold and land improvements, lake and golf course  5 - 30 years
          Buildings, lifts and snowmaking equipment              10 - 50 years

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     IMPAIRMENT OF LONG LIVED ASSETS

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued during the year ended April 30, 2003, the Inn demolished a substantial portion of the existing hotel building and began construction of a new resort hotel and casino facility. Under the provisions of Statement of Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The IMG Resort and Casino's senior notes fair value at April 30, 2004 was approximately $216.0 million and $222.0 million at July 31, 2004, based on quoted market prices.

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

     PROMOTIONAL ALLOWANCES

     The Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to their customers. The retail value of these promotional allowances are recognized by the Casino as a reduction from gross revenue. The total promotional allowances recognized by the Casino were approximately $254,000 and $262,000 for the quarters ended July 31, 2003 and 2004, respectively.

     The Casino Apache Spirit Club program allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The related liability is included in accrued expenses and totaled approximately $380,000 at April 30, 2004 and $260,000 at July 31, 2004.

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

     In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, ACCOUNTING FOR "POINTS" AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR PREPRODUCTS, OR SERVICES TO BE DELIVERED IN THE FUTURE. On October 1, 2001, the Resorts adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Resorts offer cash equivalent rewards in certain circumstances and has reflected approximately $254,000 and $262,000 for the quarters ended July 31, 2003 and 2004, respectively, in the promotional allowance as an offset to gaming revenues for these incentives.

     The estimated cost of providing such complimentary allowances, as they relate to the Resorts, was included in gaming expenses as follows:

                                                Quarter Ended July 31,
                                                   2004          2003
                                               ----------     ---------

     Food and beverage                         $   12,480     $  92,078
     Other                                              -        27,902
                                               ----------     ---------
                                              $     12,480   $  119,980
                                              ============   ==========

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

     PRE-OPENING COSTS AND EXPENSES

     Pre-opening costs and expenses consist principally of direct incremental personnel costs, training costs and payroll costs for retaining the employees of the Inn during the construction period of the Resort. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, pre-opening costs and expenses are expensed as incurred.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING COSTS

     The IMG Resort and Casino's advertising costs are expensed as incurred and are included as general and administrative expenses in the accompanying consolidated statements of income. Advertising costs for the quarters ended July 31, 2003 and 2004 were approximately $376,000 and $434,000, respectively.

     TRIBAL TAXES

     The Resorts are subject to tribal taxes as long as the enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. The Tribe uses these funds to reimburse the Inn for advertising costs. The Resorts have recorded approximately and $200,000 for taxes payable to the Tribe as of April 30, 2004 and July 31, 2004, respectively. The amounts are recorded as an accrued expense in the accompanying consolidated balance sheets.

     INCOME TAXES

     As an unincorporated enterprise of the Tribe, the IMG Resort and Casino and the Resorts are exempt from federal and state income taxes.

     NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS" ("SFAS 145"). The key provision of SFAS 145, which may affect IMG Resort and Casino and the Resorts, rescinds the existing rule that all gains or losses from the extinguishments of debt should be classified as extraordinary items. Instead, such gains and losses must be analyzed to determine if they meet the criteria for extraordinary item classification based on the event being both unusual and infrequent. Prior period gains and losses must be analyzed to determine if they meet the criteria to be classified as extraordinary items. If they fail the criteria, prior period gains and losses must be reclassified. IMG Resort and Casino and the Resorts adopted SFAS 145 on May 1, 2003 and they did not have a material impact on the consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES AND INDEBTEDNESS OF OTHERS." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. At July 31, 2004, the IMG Resort and Casino had no indirect guarantees outstanding. The IMG Resort and Casino has adopted FIN 45, which has no material effect on the consolidated financial statements.

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

     The allowance for doubtful accounts and bad debt expense is as follows at July 31:

                                                        2004           2003
                                                     -----------   -----------
     Allowance, beginning of year                     $    3,448   $     3,448
     Bad debt expense                                          -             -
     Write-offs                                                -             -
                                                     -----------   -----------
     Allowance, end of period                         $    3,448   $     3,448
                                                     ===========   ===========

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash consists of the Compulsive Gambler Fund and various funds held for the construction project. The balances were $133,297,243 for the fiscal year ended April 30, 2004 and $533,514 for the quarter ended July 31, 2004.

NOTE 4 - INVENTORIES

     Inventories consist of the following at:
                                                      April 30,       July 31,
                                                         2004           2004
                                                     -----------    -----------
     Food and beverage                               $  219,628     $  560,087
     Golf and pro shop                                  132,936        438,493
     Gift shops, fuel and other                         616,021        400,933
                                                      -----------   -----------
      Total inventories                              $  968,585     $1,399,513
                                                     ============  ============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment is summarized as follows at:

                                                       April 30,      July 31,
                                                         2003           2004
                                                     -----------   -----------

     Land                                            $   538,894   $   538,894
     Buildings, lifts and snowmaking equipment        39,287,564    39,287,564
     Non-gaming equipment, furniture and other        25,498,837    25,906,164
     Gaming equipment                                 11,370,236    11,389,174
     Leasehold and land improvements, lake and
       golf course                                     6,480,058     6,480,058
                                                     -----------   ------------
       Subtotal                                       83,175,589    83,601,854

     Less accumulated depreciation and amortization  (46,281,098)  (47,716,716)
       Property, plant and equipment, net             36,894,491    35,885,138

     Construction in progress                        113,435,012   136,033,172
                                                    -------------  ------------
                                                    $150,329,503  $171,918,310

     The IMG Resort and Casino capitalized $7,892,314 and $3,475,712 of interest cost related to construction of the Travel Center and Resort Project during the fiscal year ended April 30, 2004 and the quarter ended July 31, 2004, respectively.

NOTE 6 - LONG-TERM DEBT

     On November 3, 2003, IMG Resort and Casino issued $200.0 million of its 12% Senior Notes (the "Notes"). IMG Resort and Casino used proceeds of these notes to pay a $19.0 million revolving credit agreement with Citicorp North America, Inc. and to pay the costs of the offering, and is using the remaining proceeds to pay, in part, construction costs of the Resort Project. The Notes bear interest at 12% per year, payable on May 15 and November 15 of each year, beginning on May 15, 2004. The Notes will mature on November 15, 2010. The Notes may be redeemed at any time on or after November 15, 2007 at fixed redemption prices plus accrued and unpaid interest, if any. If a change in control occurs, holders of the notes will have the right to require the repurchase of their Notes at a price equal at 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The Notes are guaranteed by the Resorts.

     Until completion of the Resort Project, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and the guarantors, which had an aggregate balance of approximately $103.8 million at July 31, 2004. The Notes will, after completion of the Resort Project, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations.

     The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors' ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities.

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

     Long-term debt is summarized as of:

                                                                      April 30,      July 31,
                                                                        2004           2004
                                                                     -----------   ------------
     Senior Notes, bearing interest at a fixed rate
     of 12%, maturing in 2010                                       $200,000,000   $200,000,000

     Bureau of Indian Affairs, unsecured notes payable
     with payments of $27,100 per month, including
     interest at 8.5%, maturing in 2011.                             $ 1,744,651   $  1,771,785

     Citicorp North America Inc., revolving
     credit agreement of $50 million, bearing
     interest at the 12 month LIBOR (2.42% as
     of April 30, 2003) plus 1%, maturing on
     December 31, 2003.                                                        -              -

     Various notes payable with payments ranging from
     $3,603 to $21,900 per month, plus accrued interest
     ranging from 4.25% to 10%, maturing between 2001 and 2004.          201,943        123,393
                                                                     -----------   ------------
                                                                     201,946,594    201,895,178

     Less current portion                                               (252,053)      (252,053)
                                                                     ------------  -------------
     Long-term portion                                              $201,644,541   $201,643,125
                                                                     ============  =============

    The maturities of long-term debt as of July 31, 2004 are as follows:

    Quarter Ending July 31:
           2005                                                                   $    252,053
           2006                                                                        268,396
           2007                                                                        231,519
           2008                                                                        273,478
           2009                                                                        275,462
           Thereafter                                                              200,865,271
                                                                                   -----------
                                                                                  $201,895,178
                                                                                   ============

     Total interest costs were $13,144,001 and $6,035,191 for the fiscal year ended April 30, 2004 and the quarter ended July 31, 2004, respectively, of which $7,892,314 and $3,475,712 was capitalized as of April 30, 2004 and July 31, 2004, respectively.

NOTE 7 - GAMING REVENUE SHARING AND REGULATORY FEES

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

     On August 29, 1997, the Tribe and the State of New Mexico (the "State") entered into a Tribal-State Compact (the "Compact") to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subject the Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the Compact are requirements for quarterly revenues sharing payments consisting of 16% of the net win from video gaming and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under the Indian Gaming Regulatory Act. On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved all of their disputes regarding the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that they would enter into a new gaming compact, the 2001 Compact, and that the Tribe would pay the State of New Mexico $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. On April 20, 2004, the Resorts paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement.

     The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the IMG Resort and Casino will begin incurring revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, we will begin incurring regulatory fees, at the rate of $100,000 per year, from July 22, 2004, the date the approval of the 2001 Compact was published in the Federal Register. The IMG Resort and Casino's first payment for regulatory fees under the 2001 Compact was paid on September 1, 2004, the first day of the first full calendar quarter after publication of approval of the 2001 Compact in the Federal Register. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004, the Department of Interior approved the 2001 Compact. On August 10, 2004, the IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced by $1.5 million for the quarter ended July 31, 2004.

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

     PLAN EXPENSES

     All expenses of the Plan are paid by the Tribe. Allocated pension expenses totaled $477,830 and $544,539, for the quarters ended July 31, 2003 and 2004, respectively. Until September 2003, such costs were not required to be reimbursed to the Tribe and therefore have been accounted for as contributed capital.

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

     Although the Tribe has determined that it is not subject to Internal Revenue Code Section ("IRC") 412 regarding funding, the annual funding according to the latest actuarial valuation at January 1, 2000, was based on this criteria. The contribution rate is based on a pay-as-you-go basis and, therefore, there is no set contract contribution rate. No contributions have been made by the Tribe, or billed to any of the enterprises, for the quarters ended July 31, 2003 and 2004.

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

     The Plan's funded status as of January 1 consist of:


                                                        2002          2003
                                                  ------------- -------------
      Actuarial present value of accumulated
        plan benefits:
        Vested                                    $ 14,050,989  $ 18,318,552
        Nonvested                                    1,394,597     2,069,634
                                                  ------------- -------------
                                                  $ 15,445,586  $ 20,388,186
                                                  ============= =============

                                                      2002          2003
                                                  ------------- -------------
      Accrued pension costs:
        Projected benefit obligation              $(20,852,106) $(26,893,541)
        Plan assets at fair value                    1,882,774     1,434,904
                                                  ------------- -------------

         Funded status                              (18,969,332) (25,458,637)
         Unrecognized net loss                        8,224,899   11,200,615
                                                  ------------- -------------
         Accrued pension cost                     $ (10,744,433)$(14,258,022)
                                                  ============= =============

                                                      2002          2003
                                                  ------------- -------------
      The net pension expense consists of:
        Service cost                              $   1,563,881  $ 1,776,505
        Interest cost                                 1,256,082    1,503,361
        Expected return on plan assets                 (188,960)    (141,334)
        Amortization of net loss                        297,271      375,057
                                                  ------------- -------------
         Periodic pension cost                    $   2,928,274  $ 3,513,589
                                                  ============= =============
         Pension cost allocated to IMG Resort
            and Casino                            $   1,331,088  $ 1,631,829
                                                  ============= =============

     Under the terms of an agreement with the Tribe executed in 2003, the Resort pays a fixed amount of 9.75% of salaries and wages as a fixed contribution to the retirement plan. The total pension expense under this agreement for quarter ended July 31, 2004 was $544,539.

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

NOTE 9 - RISK MANAGEMENT

     The IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the quarters ended July 31, 2003 and 2004, respectively.

     The Tribe is self-insured for employee health and accident insurance. The IMG Resort and Casino's employees are covered by this plan and remit amounts to the Tribe for their share of the self-insurance costs. The total amount reimbursed to the Tribe were approximately $163,000 and $140,000 for the quarters ended July 31, 2003 and 2004, respectively.

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

     CONSTRUCTION AGREEMENT

     In September 2003, the IMG Resort and Casino entered into a construction agreement for the development of the Travel Center and the new Resort Project. Estimated construction cost is approximately $135.0 million, and as of July 31, 2004, the IMG Resort and Casino had outstanding construction commitments of approximately $27.0 million.

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

     The IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $38,000 and $55,000 for the quarters ended July 31, 2003 and 2004, respectively, for such services.

     In addition to the amounts due to the Casino from the Tribe in connection with revenues sharing and regulatory fees (see Note 7), there were no amounts due to the Tribe from the Resorts at July 31, 2003 and 2004.

NOTE 12 - OPERATING SEGMENTS

    The IMG Resort and Casino has five operating segments. Gaming, Hotel, Ski, Resort Management and Travel Center. The Gaming segment information includes the activities of the Casino. The Hotel segment information includes the activities of the Inn, hunting, golf, fishing and horseback riding. The Ski Apache segment includes the activities of Ski Apache. Resort/Holding Company Operations includes the activities of the IMG Resort and Casino and the pre-opening activities of the Casino and the Inn. The Travel Center which opened in May 2003 includes the pre-opening activities. These operating segments represent distinct business activities, which are managed separately.



JULY 31, 2003
                                                           Resort
                                                           Holding       Travel
                      Gaming       Hotel        Ski           Co.        Center
                    Operations   Operations  Operations   Operations   Operations      Eliminations    Total
                    --------------------------------------------------------------------------------------------
Net revenue        $10,250,441  $  575,448   $    1,130   $       -     $ 6,997,614   $          -  $ 17,824,633
Income from
 operations          3,960,786    (489,172)    (987,134)   (2,591,365)    3,589,896              -     3,483,011

Segment assets      51,164,023  10,541,076   11,165,852    49,075,038    22,769,983    (25,870,048)  118,845,924




JULY 31, 2004
                                                           Resort
                                                           Holding       Travel
                      Gaming       Hotel        Ski           Co.        Center
                    Operations   Operations  Operations   Operations   Operations      Eliminations    Total
                    --------------------------------------------------------------------------------------------
Net revenue        $ 7,979,154   $       -   $       -    $    1,608   14,146,735               -     22,127,497

Income (loss)
 from operations     1,371,814     (10,168)     (821,636) (1,901,386)   7,510,086               -      6,148,711

Segment assets      29,782,977  10,719,568    12,808,187 299,512,464   44,580,603      (86,496,637)  310,907,162



NOTE 13 - CONSOLIDATING INFORMATION

     In connection with the IMG Resort and Casino's issuance in November 2003 of $200,000,000 of 12% senior notes, the IMG Resort and Casino and the Resorts (the "wholly-owned Guarantors") have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort Project and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes.

     Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for the IMG Resort and Casino and the wholly owned Guarantors of the 12% senior notes. This consolidating financial information has been prepared from the books and records maintained by the IMG Resort and Casino and the wholly-owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the wholly owned Guarantors operated as independent entities. The separate financial statements of the wholly-owned Guarantors are not presented because management has determined they would not be material to investors.

     The Resorts are wholly owned subsidiaries of the IMG Resort and Casino. The IMG Resort and Casino was established on April 2, 2003 for the purpose of managing the Resorts. The following consolidating information is presented as of and for the quarters ended July 31, 2003 and 2004.

                          CONSOLIDATING BALANCE SHEETS

                               AS OF JULY 31, 2004

                                                              Guarantor
                                                 IMGRC       Subsidiaries  Eliminations   Consolidated
                                             --------------  ------------  ------------   --------------
Cash and cash equivalents                    $            -  $ 19,175,856   $          -  $ 19,175,856

Restricted cash and cash equivalents            103,294,043       533,514              -   103,827,558
Accounts receivable                                   2,774        99,788              -       102,561
Inventories                                           5,056     1,394,456              -     1,399,513
Prepaid expenses                                    321,103     3,481,200              -     3,802,303
Deferred financing cost, net                      1,625,244    24,684,814              -     1,625,244
Total current assets                            105,248,220    24,684,814              -   129,933,035
                                             --------------- ------------- -------------- -------------
 Advances to Affiliates                          14,259,370    36,809,050   (51,068,420)             -
 Net fixed assets                               124,278,286    36,104,030              -   160,382,316

NON CURRENT ASSETS
 Other Assets                                             -       125,474              -       125,474
Capitalized interest                             11,368,026       167,968              -    11,535,994
Deferred financing costs                          8,930,343             -              -     8,930,343
Investment in subsidiaries                       35,428,218             -   (35,428,218)             -
 Total Assets                                   299,512,463    97,891,336   (86,496,638)   310,907,162
                                             --------------  ------------  -------------  --------------

Accounts Payable and other short term         $   1,148,131   $    62,369   $          -  $  1,210,500
 liabilities
Construction in progress accounts payable        10,754,473             -              -    10,754,473
Accrued expenses
Accrued revenue sharing and regulatory fees       7,786,296    30,223,054              -    38,009,350
Current portion of long-term debt                         -       252,053              -       252,053
Total current liabilities                        19,688,900    30,537,476              -    50,226,376
                                             --------------  ------------  -------------  --------------
NON CURRENT LIABILITIES:
Advances from affiliates                         20,785,902    30,282,518   (51,068,420)             -
Notes payable                                   200,000,000     1,643,125              -   201,643,376
Long-term debt, net of current portion          220,785,902    31,925,643   (51,068,420)   201,643,125

Total liabilities                               240,785,902    62,463,119   (51,068,420)   251,869,501

 Contributed Capital                             55,994,175    20,046,661   (20,046,661)    55,994,175
  Current Year                                    3,529,681     8,057,078    (8,057,078)     3,529,681
 Retained earnings                                 (486,195)    7,324,479    (7,324,479)      (486,194)
 Total equity                                    59,037,661    35,428,218   (35,428,218)    59,037,661)
                                             --------------  ------------  ------------   --------------
Total liabilities and equity                 $  299,512,463   $97,891,337  $(86,496,638)  $310,907,162
                                             --------------- ------------- -------------- -------------



                       CONSOLIDATING STATEMENTS OF INCOME

                           QUARTER ENDED JULY 31, 2004

                                    IMG Resort    Guarantor
                                    and Casino   Subsidiaries  Eliminations  Consolidated
                                   ------------ ------------- ------------- -------------
Revenues:
  Gaming                           $         -  $ 17,645,786   $         -  $ 17,645,786
  Food and Beverage                      1,608     1,411,487             -     1,413,095
  Recreation and other                       -     3,330,898             -     3,330,898
                                   ------------ ------------- ------------- -------------
    Gross Revenue                        1,608    22,388,171             -    22,389,779

Less -Promotional Allowances                 -       262,282             -       262,282
                                   ------------ ------------- ------------- -------------
    Net Revenue                          1,608    22,125,889             -    22,127,497

Operating Expenses
  Gaming                                64,934     4,962,744             -     5,027,678
  Hotel expenses                             -             -             -             -
  Food and beverage                     85,257     1,602,749             -     1.688,006
  Recreation and other                     113     3,089,620             -     3,089,733
  General and administrative           486,760     1,764,995             -     2,251,755
  Health Insurance - Medical            23,944       115,711             -       139,656
  Pension                              155,686       388,853             -       544,539
  Mescalero Apache                      54,757             -             -        54,757
Telecommunication
  Tribal Regulatory Fees                24,952       659,049             -       684,001
  Pre-opening costs and expenses     1,006,590        56,455             -     1,063,044
  Depreciation and amortization              -     1,435,617             -     1,435,617
                                   ------------ ------------- ------------- -------------
    Total Operating Expenses         1,902,993    14,075,793             -    15,978,786
                                   ------------ ------------- ------------- -------------
Operating Income                   (1,901,385)     8,050,096             -     6,148,711

Other Income (Expense)
  Interest Income                      205,283         4,136             -       209,418
  Interest Expense                 (2,930,599)             -             -   (2,930,599)
  Income from subsidiaries           8,057,078             -   (8,057,078)             -
  Other income (expense)                99,304         2,847             -       102,151
                                   ------------ ------------- ------------- -------------
    Total Other Income               5,431,066         6,983   (8,057,078)   (2,619,030)
                                   ------------ ------------- ------------- -------------
    Net Income                     $ 3,529,681  $  8,057,078  $(8,057,078  $  3,529,681
                                    =========== ============= ============= =============



                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                           QUARTER ENDED JULY 31, 2004

                                                                    Guarantor
                                                       IMGRC       Subsidiaries    Eliminations   Consolidated
                                                    ------------   ------------    ------------   ------------
Cash flows from operating activities:
  Net income                                        $ 3,529,681    $ 8,057,078     $(8,057,078)   $ 3,529,681
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            -      1,435,617               -      1,435,617
  Changes in assets and liabilities:
       Restricted cash and cash equivalents                   -              -               -              -
       Accounts receivable, net of allowance            (2,776)       (67,220)               -        (69,996)
       Inventories                                        (187)      (430,740)               -       (430,927)
     Prepaid revenue sharing fees                             -     1,039,500                -      1,039,500
     Prepaid expenses                                 (265,298)       104,223                -        104,223
     Other long term assets                                   -       (48,563)               -        (48,563)
     Accounts payable                                 1,148,131      (550,505)               -        597,626
       Construction in progress accounts payable     (2,854,894)            -                -     (2,854,894)
       Accrued expenses                               1,608,990     1,979,993                -      3,588,983
       Accrued revenue sharing and regulatory                 -             -                -              -
         fees
       Accrued interest payable                     (6,800,000)       (48,378)               -    (6,848,378)
       Deposits and advance payments                          -       231,206                -        231,206
                                                    ------------   ------------    ------------   ------------
         Net cash provided by operating             (3,636,352)    11,702,211       (8,057,078)         8,781
            activities                              ------------   ------------    ------------   ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment         (22,534,015)     (490,410)               -    (23,024,425)
  Investment in subsidiaries                         (8,057,078)            -        8,057,078              -
                                                    ------------   ------------    ------------   ------------
      Net cash used by investing activities         (30,591,093)     (490,410)       8,057,078    (23,024,425)
                                                    ------------   ------------    ------------   ------------

Cash flows from financing activities:
  Deferred financing costs                              473,906             -                -        473,906
  Cash held for construction payments                29,469,685             -                -     29,469,685
    Advances from Mescalero Apache Tribe                      -             -                -              -
    Advances to (from) affiliates                     5,509,854    (5,509,854)               -              -
    Borrowings on revolving line-of-credit                    -             -                -              -
    Principal borrowings (payments) on                        -       (51,415)               -        (51,415)
      long-term debt, net
    Distributions to Mescalero Apache Tribe         (1,226,000)    (2,269,617)               -     (3,495,617)
    Contributions from Mescalero Apache Tribe                 -             -                -              -
                                                    ------------   ------------    ------------   ------------
        Net cash used by (provided by)               34,227,445    (7,830,886)               -     26,396,556
          financing activities                      ------------   ------------    ------------   ------------

Net (decrease) increase in cash and cash                      -      3,380,913                      3,380,913
  equivalents

Cash and cash equivalents, beginning of year                  -     19,175,856               -     19,175,856
                                                    ------------   ------------    ------------   ------------

Cash and cash equivalents, end of year              $         -     27,232,934     $         -     27,232,934
                                                    ============   ============    ============   ============

Supplemental cash flow information:
     Cash paid for interest                         $12,800,000    $    33,053     $         -    $12,833,053
                                                    ============   ============    ============   ============


                          CONSOLIDATING BALANCE SHEETS

                               AS OF APRIL 30, 2004

                                                            Guarantor
                                               IMGRC       Subsidiaries  Eliminations   Consolidated
                                            ------------   ------------  ------------   ------------
Cash and cash equivalents                              -   $ 15,794,943    $         -   $ 15,794,943

Restricted cash and cash equivalents         132,763,729        533,514              -    133,297,243

Accounts receivable, net                               -         32,566              -         32,566

Inventories                                        4,869        963,716              -        968,585

Prepaid Revenue Sharing                                -      4,218,673              -      4,218,673

Prepaid other                                     55,805        406,249              -        462,054

Deferred financing cost, net                   1,625,244              -              -      1,625,244
                                             ------------    -----------    -----------   -------------
Total current assets                         134,449,647     21,949,661              -    156,399,308

 Advances to Affiliates                       12,869,591     10,982,198    (23,851,790)             -

Property, plant and equipment, net           113,112,297     37,217,206              -    150,329,503

Long-term deferred financing expenses          9,404,249              -              -      9,404,249

Other long term assets                                 -         76,912              -         76,912

Investment in subsidiaries                    29,640,717              -    (29,640,717)             -
                                             ------------    -----------    -----------   -------------
 Total Assets                               $299,476,501    $70,225,977   $(53,492,507)  $316,209,972
                                             ============    ===========    ===========   =============

Accounts Payable and other short term
  liabilities                               $          -        612,873   $          -        612,873

Construction in progress accounts payable     13,609,367              -              -     13,609,367

Accrued expenses                                 977,306      4,342,424          2,331      5,322,061

Accrued revenue sharing and regulatory
  fees                                                 -     23,000,000              -     23,000,000

Accrued interest                              12,000,000         48,378              -     12,048,378

Deposits and advance payments                          -        667,100              -        667,100

Current portion of long-term debt                      -        252,053              -        252,053
                                             ------------    -----------    -----------   -------------
        Total current liabilities             26,586,673     28,922,828          2,331     55,511,832

Advances from affiliates                      13,886,229      9,967,892    (23,854,121)             -

Long-term debt, net of current portion       200,000,000      1,694,541              -    201,694,541
                                             ------------    -----------    -----------   -------------
Total liabilities                            240,472,902     40,585,258    (23,851,790)   257,206,371

 Contributed Capital                          56,113,676     20,166,161    (20,166,161)    56,113,676

 Current Year Net income (Loss)               39,744,883     56,404,793    (56,404,793)    39,744,883

 Retained equity                             (36,854,960)   (46,930,237)    46,930,237    (36,854,960)
                                             ------------    ------------  -----------    ------------
 Total equity                                 59,003,599     29,640,717    (29,640,717)    59,003,599
                                             ------------    -----------    -----------   -------------

Total liabilities and equity                 299,476,501     70,225,975    (53,492,507)   316,209,970
                                             ============    ===========    ===========   =============



                       CONSOLIDATING STATEMENTS OF INCOME
                                   (UNAUDITED)
                           QUARTER ENDED JULY 31, 2003

                                                           Guarantor
                                              IMGRC       Subsidiaries  Eliminations   Consolidated
                                           ------------   ------------  ------------   ------------
Revenues:
  Gaming                                   $          -   $ 15,600,450  $          -    $15,600,450
  Food and beverage                                   -      1,237,095             -      1,237,095
  Recreation and other                                -      1,241,563             -      1,241,563
                                           -------------  ------------  ------------   -------------
   Gross revenues                                     -     18,079,108             -     18,079,108
  Less - promotional allowances                  36,440        218,035             -        254,475
                                           -------------  ------------  ------------   -------------
   Net revenue                                  (36,440)    17,861,073             -     17,824,633
                                           -------------  ------------  ------------   -------------
Operating costs and expenses:
  Gaming                                              -      5,410,910             -      5,410,910
  Hotel expenses                                      -        116,961             -        116,961
  Food and beverage                             192,310      1,812,763             -      2,005,073
  Recreation and other                          471,800      1,112,497             -      1,584,297
  General and administrative                  1,148,506        914,572             -      2,063,078
  Health insurance - Medical                     24,355        138,479             -        162,834
  Pension                                       100,434        377,402             -        477,836
  Mescalero Apache Telecommunication                  -         37,551             -         37,551
  Tribal Regulatory Fees                             55        352,078             -        352,133
  Pre-opening costs and expenses                456,729        646,256             -      1,102,985
  Depreciation and amortization                       -      1,027,964             -      1,027,964
                                           -------------   ------------ ------------   -------------
     Total operating expenses                 2,394,189     11,947,433             -     14,341,622
                                           -------------   ------------ ------------   -------------

Income from operations                      (2,430,629)      5,913,640             -      3,483,011
                                           -------------   ------------ ------------   -------------

Other income:
  Interest income                                     -         13,489             -         13,489
  Interest expense                                    -              -             -              -
  Income from subsidiaries                    5,997,214              -    (5,997,214)             -
  Other income (expense)                              -         70,085              -        70,085
                                           -------------   ------------  ------------   -------------
     Total other income                       5,997,214         83,574    (5,997,214)        83,574
                                           -------------   ------------  ------------   -------------

     Net Income                            $  3,566,585    $ 5,997,214   $(5,997,214)    $3,566,585
                                           =============   ============   ===========   =============


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           QUARTER ENDED JULY 31, 2003

                                                                   Guarantor
                                                        IMGRC     Subsidiaries  Eliminations    Consolidated
                                                   ------------   ------------  ------------    ------------
Cash flows from operating activities:
  Net income                                         $3,566,585   $ 5,997,214      $(5,997,214)   $ 3,566,585
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                            -     1,032,091                -      1,032,091
  Changes in assets and liabilities:
       Restricted cash and cash equivalents            (11,271)       (17,710)               -       (28,981)
       Accounts receivable, net of allowance           (10,305)      (104,450)               -      (114,755)
       Inventories                                          111      (443,853)               -      (443,742)
     Prepaid revenue sharing                                  -             -                -              -
     Prepaid expenses                                    25,360      (139,346)               -      (113,986)
     Interest receivable                                      -             -                -              -
     Other long-term assets                                   -             -                -              -
     Accounts payable                                         -        955,065               -        955,065
     Construction in progress accounts payable        3,692,519             -                -      3,692,519
       Accrued expenses                                 (43,790)       330,245               -        286,455
       Accrued revenue sharing and regulatory                 -      2,658,768               -      2,658,768
          fees
      Accrued interest payable                                -              -               -              -
       Deposits and advance payments                          -         36,156               -         36,156
                                                    ------------   ------------    ------------   ------------
          Net cash provided by operating              7,219,209     10,304,180     (5,997,214)     11,526,175
           activities
                                                    ============   ============    ============   ============

Cash flows from investing activities:
  Purchase of property, plant and equipment          (1,494,675)   (20,107,191)              -    (21,601,866)
  Investment in subsidiaries                         (5,997,214)             -       5,997,214              -
                                                    ------------   ------------    ------------   ------------
      Net cash used by investing activities          (7,491,889)    20,107,191)      5,997,214    (21,601,866)
                                                    ============   ============    ============   ============

Cash flows from financing activities:
  Advances to (from) affiliates                      14,081,016    (14,081,016)              -              -
    Advances from Mescalero Apache Tribe                      -     (1,886,240)              -     (1,886,240)
    Borrowings on revolving line of credit           14,000,000              -               -     14,000,000
    Principal borrowings (payments) on                  353,696        242,042               -        595,738
long-term debt, net
    Distributions to Mescalero Apache Tribe                   -     (4,537,460)              -     (4,537,460)
     Contributions from Mescalero Apache Tribe                -        997,165               -        997,165
                                                    ------------   ------------    ------------   ------------
        Net cash used by financing activities        28,434,712    (19,265,509)              -      9,169,203
                                                    ============   ============    ============   ============

Net (decrease) increase in cash and cash             28,162,032    (29,068,520)              -       (906,488)
 equivalents

Cash and cash equivalents, beginning of year                  -      9,331,922               -      9,331,922
                                                    ------------   ------------    ------------   ------------

Cash and cash equivalents, end of year               28,162,032    (19,736,598)              -      8,425,434
                                                    ============   ============    ============   ============

Supplemental cash flow information:
     Cash paid for interest                                   -        106,959               -        106,959
                                                    ============   ============    ============   ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

REFERENCES IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q" OR THIS "REPORT") TO (A) THE "TRIBE" REFERS TO THE MESCALERO APACHE TRIBE, A FEDERALLY RECOGNIZED INDIAN TRIBE, (B) "IMG RESORT AND CASINO" REFERS TO INN OF THE MOUNTAIN GODS RESORT AND CASINO, A BUSINESS ENTERPRISE OF THE TRIBE, (C) "CASINO APACHE" REFERS TO CASINO APACHE, A BUSINESS ENTERPRISE OF THE TRIBE, (D) THE "INN" REFERS TO INN OF THE MOUNTAIN GODS, A BUSINESS ENTERPRISE OF THE TRIBE,
(E) THE "TRAVEL CENTER" REFERS TO CASINO APACHE TRAVEL CENTER, A BUSINESS ENTERPRISE OF THE TRIBE AND (F) "SKI APACHE" REFERS TO SKI APACHE, A BUSINESS ENTERPRISE OF THE TRIBE. EACH OF CASINO APACHE, THE INN, THE TRAVEL CENTER AND SKI APACHE IS A WHOLLY-OWNED SUBSIDIARY OF IMG RESORT AND CASINO." REFERENCES IN THIS FORM 10-K TO "WE," "OUR," "OUR" AND "US" REFER TO IMG RESORT AND CASINO.

FORWARD-LOOKING STATEMENTS

     THIS FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. STATEMENTS REGARDING OUR EXPECTED FINANCIAL CONDITION, RESULTS OF OPERATIONS, BUSINESS, STRATEGIES AND FINANCING PLANS UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS FORM 10-Q, THE WORDS "ANTICIPATE," "EXPECT," "PLAN," "INTEND," "WILL," "DESIGNED," "ESTIMATE," "ADJUST" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, INDICATE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS MAY PROVE TO BE INCORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS DISCLOSED IN THIS FORM 10-Q INCLUDE, WITHOUT LIMITATION, RISKS RELATING TO THE FOLLOWING: (A) OUR LEVELS OF LEVERAGE AND ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS; (B) OUR FINANCIAL PERFORMANCE; (C) CONTINGENCIES ASSOCIATED WITH THE CONSTRUCTION OF OUR TWO-PHASE CONSTRUCTION PROJECT, WHICH WE REFER TO AS THE PROJECT, AND DISRUPTIONS CAUSED THEREBY; (D) RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS; (E) REALIZING THE BENEFITS OF OUR BUSINESS PLAN AND BUSINESS STRATEGIES; (F) CHANGES IN GAMING LAWS OR REGULATIONS, INCLUDING POTENTIAL LEGALIZATION OF GAMING IN CERTAIN JURISDICTIONS; (G) THE IMPACT OF COMPETITION IN OUR MARKETS; (H) OUR ABILITY TO ATTRACT INCREASING NUMBERS OF CUSTOMERS ONCE THE PROJECT IS COMPLETE; AND (I) GENERAL LOCAL, DOMESTIC AND GLOBAL ECONOMIC CONDITIONS.

     YOU ARE URGED TO CONSIDER THESE FACTORS CAREFULLY IN EVALUATING THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY OUR CAUTIONARY STATEMENTS. THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE MADE ONLY AS OF THE DATE OF THIS FORM 10-Q. WE DO NOT INTEND, AND UNDERTAKE NO OBLIGATION, TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

     GAMING. Our gaming activities are authorized by IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of July 31, 2004, we had 39,600-square feet of combined gaming space featuring 1,180 slot machines and 38 table games between our facilities at Casino Apache, opened in 1992, and the Travel Center, opened in May 2003.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates and assumptions, are presented in the notes to our consolidated financial statements included elsewhere in this Form 10-Q. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. We believe that estimates related to the following areas involve a high degree of judgment and/or complexity: the liability associated with unredeemed Apache Spirit Club points, the estimated lives of depreciable assets and pension costs. Actual results could differ from those estimates.

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

     DEFERRED FINANCING COSTS. Debt issuance costs incurred in connection with the issuance of the Resort Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $10.6 million as of July 31, 2004.

     DISAGREEMENTS WITH THE STATE OF NEW MEXICO. The Tribe challenged the legality of the revenue sharing fees prescribed by the compact entered into between the Tribe and the State of New Mexico in 1997, which we refer to as the 1997 Compact, claiming them to be an illegal tax on Indian gaming under the Indian Gaming Regulatory Act. The Tribe invoked its right to seek a resolution of the disagreements through the arbitration process provided for in the 1997 Compact and no revenue sharing or regulatory fees were remitted to the State.

     On April 20, 2004, the Tribe settled with the State of New Mexico all of its obligations under the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that the Tribe would pay the State of New Mexico $25.0 million and enter into a new compact, which we refer to as the 2001 Compact. On April 20, 2004, we paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On August 10, 2004, we made the final $23.0 million payment to the State required by the settlement agreement which was paid out of the Trustee held Construction Reserve Account.

RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 2004 COMPARED TO QUARTER ENDED JULY 31, 2003

     NET REVENUES. Net revenues increased $4.3 million, or 24.2%, to $22.1 million for the quarter ended July 31, 2004 from $17.8 million for the quarter ended July 31, 2004. The increase was due to an increase in gaming revenues, food and beverage revenues and retail revenues. Player reward redemptions are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

     GAMING. Gaming revenues increased $2.0 million, or 12.8%, to $17.6 million for the quarter ended July 31, 2004 from $15.6 million for the quarter ended July 31, 2003. Slot revenues led the increase, growing to $15.4 million for the quarter ended July 31, 2004 from $13.8 million for the quarter ended July 31, 2003, an increase of $1.6 million, or 11.6%. Gross slot win per unit was $157 for the quarter ended July 31, 2004 compared to $166 for the quarter ended July 31, 2003; in this period the weighted average number of units increased by 181, or 18.1% and slot handle increased by $28.6 million or 12.8% while hold remained constant at 6.2%. Table games revenue increased $0.4 million, or 22.2%, to $2.2 million for the quarter ended July 31, 2004 from $1.8 million for the quarter ended July 31, 2003. The increase was the result of the increase in the table game drop of $0.2 million, or 2.0%, to $11.5 million for the quarter ended July 31, 2004 from $11.3 million for the quarter ended July 31, 2003, combined with an increase in hold percentage to 19.3% for the quarter ended July 31, 2004 from 16% for the quarter ended July 31, 2003.

     FOOD AND BEVERAGE. Food and beverage revenues increased $0.2 million, or 16.7%, to $1.4million for the quarter ended July 31, 2004 from $1.2 million for the quarter ended July 31, 2003. While there was a loss of revenue due to the closing of the restaurants located at the Inn in January 2003, this loss was offset by the opening of Smokey B's, our casual dining restaurant at the Travel Center in May 2003.

     ROOMS. We had no room revenues for the quarters ended July 31, 2003 and 2004 due to the closure of the Inn in January 2003.

     RECREATION AND OTHER. Recreation and other revenues increased $2.1 million, or 17.5%, to $3.3 million for the quarter ended July 31, 2004 from $1.2 million for the quarter ended July 31, 2003. The increase was due to the opening of our Travel Center in May 2003, which resulted in increased revenues from the convenience store, smoke shop, and gasoline and diesel sales located at the facility.

     PROMOTIONAL ALLOWANCES. Promotional allowances remained constant at $0.3 million for the quarter ended July 31, 2004 compared to the quarter ended July 31, 2003.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $1.6 million, or 11.2%, to $16.0 million for the quarter ended July 31, 2004 from $14.3 million for the quarter ended July 31, 2003. The increase was primarily due to an increase of $0.4 million in depreciation and $1.5 million in retail expenses associated with greater sales in the full quarter of operation of the Travel Center as compared to the prior year.

     GAMING. Gaming expenses decreased $0.4 million, or 7.4%, to $5.0 million for the quarter ended July 31, 2004 from $6.0 million for the quarter ended July 31, 2003. The decrease was primarily due to a reduction in revenue sharing expenses associated with the Compact settlement.

     FOOD AND BEVERAGE. Food and beverage expenses increased $0.3 million or 15.0%, to $1.7 million for the quarter ended July 31, 2004 from $2.1 million for the quarter ended July 31, 2003, primarily due to a decrease in the cost of sales at both the Travel Center and Casino Apache.

     ROOMS. Costs and expenses associated with hotel rooms decreased $0.1 million, or 100%, to $0.0 for the quarter ended July 31, 2004 from $0.1 million for the quarter ended July 31, 2003, primarily due to a reassignment of team members as a result of closure of the Inn in January 2003.

     RECREATION AND OTHER. Recreation and other costs increased $1.5 million, or 93.8%, to $3.1 million for the quarter ended July 31, 2004 from $1.6 million for the quarter ended July 31, 2003. The increase was primarily attributable to the addition of new team members at the Travel Center and increased cost of sales and related expenses for the convenience store, smoke shop, refueling center and laundry and shower facilities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.2 million, or 9.5%, to $2.3 million for the quarter ended July 31, 2004 from $2.1 million for the quarter ended July 31, 2003. The increase was primarily due to an increase in expenses due to the addition of executive staff in response to the needs of our new resort complex and increased reporting requirements associated with the issuance of the Notes as well as an increase in marketing, advertising and promotional activities.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses were $1.1 million for the quarter ended July 31, 2004 compared to $1.1 million for the quarter ended July 31, 2003, and consisted principally of personnel costs, training costs and payroll costs for retaining the former employees of the Inn. Pre-opening costs and expenses are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.4 million to $1.4 million for the quarter ended July 31, 2004 from $1.0 million for the quarter ended July 31, 2003. The increase was primarily the result of the addition of the Travel Center in May 2003.

     OPERATING INCOME. Operating income increased $2.7 million, or 77.1%, to $6.1 million for the quarter ended July 31, 2004 from $3.5 million for the quarter ended July 31, 2003. The increase in operating income was primarily due to improved operating margins in gaming, food and beverage, and operations in Casino Apache and the Travel Center.

OTHER INCOME (EXPENSES). Other non-operating expenses increased $2.7 million to $2.6 million for the quarter ended July 31, 2004 from $0.1 million for the quarter ended July 31, 2003. The increase was primarily due to interest expense, net of amounts capitalized, in an amount equal to $2.7 million during the period. Other income (expenses) is comprised of interest income and other income minus interest expense and other expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2004 and July 31, 2004, we had cash and cash equivalents (net of amounts in restricted accounts) of $15.8 million and $19.2 million respectively. Our principal sources of liquidity for the quarters ended July 31, 2004 and 2003 consisted of cash flows from operating activities, which was $8.8 million for the quarter ended July 31, 2004 compared to $11.5 million for the quarter ended July 31, 2003. The $2.7 million decrease included net income of $3.5 million in net income with decreases in interest payable of $6.8 million offset by a reduction of accrued revenue sharing and regulatory fees of $2.7 million and an increase in prepaid revenue sharing fees as a result of the Compact settlement. Under the terms of the indenture pursuant to which our notes were issued, we are required o "sweep" excess cash above the established thresholds from our operating accounts to restricted accounts on a monthly basis. During the quarter ended July 31, 2004, we deposited $6.3 million from our operating accounts to restricted accounts pursuant to these requirements.

     Cash used in investing activities for the quarter ended July 31, 2004 was $23.0 million and primarily relates to construction costs for the Project. Cash used in investing activities for the quarter ended July 31, 2003 was $21.6 and primarily relates to construction costs for the Travel Center.

     Cash used in financing activities was $26.4 million for the quarter ended July 31, 2004 compared to $9.2 million used by financing activities for the quarter ended July 31, 2003. The $17.2 million increase in cash provided from financing activities is primarily due to $29.5 million of cash held for use in paying construction expenditures for the construction project offset by $3.5 million in distributions to the Tribe.

     Construction of the Resort, which began in January 2003, is expected to be completed in April 2005. As of July 31, 2004, we paid $113.0 million designing, developing, constructing, equipping and opening the Resort. We expect to incur an additional $27.0 million under our fixed price contract to complete the Project during fiscal 2005 (the Resort is expected to be completed by the April
2005). At July 31, 2004 we had balances in restricted accounts in the aggregate amount of $104.0, of which $23.0 million was used to fund our settlement of our compact dispute with the State of New Mexico, $24.0 million will be available for the next two payments on the notes and $57.0 of which will be available for completion of the Project, including amounts remaining under our fixed price contract, furniture, fixtures and equipment and construction contingencies. Additional funds needed to complete the Project are expected to be provided by funds from operations and equipment financing (permitted by the indenture). Capital expenditures in fiscal year 2005, other than those related to the Project, are not expected to be significant.

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

DESCRIPTION OF INDEBTEDNESS

THE NOTES

     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. The notes are secured until completion of the Resort, by first priority security interests in the following accounts:

     o an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, will be used to make the first three (3) interest payments on the notes. As of July 31, 2004, the balance in the interest reserve account is $23.8 million;

     o a construction disbursement account, which was funded at the time the notes were sold with approximately $94.3 million and will be used to fund completion of the Resort. As of July 31, 2004, the balance in the construction disbursement account was $22.3 million;

     o a construction reserve account, which was funded at the time the notes were sold approximately $53.6 million and will be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution of the Tribe's disagreement relating to the 1997 Compact. As of July 31, 2004, the balance in the construction reserve account was $51.9 million, which reflects the $25.0 million payment made to settle all disputes with the State of New Mexico related to the 1997 Compact; and

     o a construction retainage account. As of July 31, 2004, the balance the construction retainage accounts was $5.2 million.

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

GENERAL INDEBTEDNESS

     The Tribe, for the benefit of the Inn, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. The Inn has been making payments of approximately $27,000 on the BIA Note each month. As of July 31, 2004, there is approximately $1.8 million outstanding on the BIA Note.

     In addition, as of July 31, 2004, we have approximately $0.1 million of equipment financing of unsecured debt with Kronos Incorporated.

CREDIT FACILITY

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan will be used to fund furniture, fixtures and equipment for the Project. As of July 31, 2004 there were no funds drawn under this facility.

OFF-BALANCE SHEET ARRANGEMENTS

     As of July 31, 2004, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following table sets forth, as of July 31, 2004, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

                                                PAYMENTS DUE BY PERIOD
                                               LESS THAN    1-3     3-5     MORE THAN
           CONTRACTUAL OBLIGATIONS    TOTAL     1 YEAR     YEARS   YEARS     5 YEARS
          ----------------------------------  --------- ---------  -------  ----------
          Long-Term Debt
          Obligations............    $201,895   $   264  $   500   $  549   $  200,582
                                     --------   ------- ---------  -------  ----------
          Purchase Obligations (1)       27.0    27,000        -        -            -
                                     --------   ------- ---------  -------  ----------
          Total..................    $228,895   $27,264  $   500   $  549   $  200,582
                                    ========= ========= =========  =======  ==========


----------
(1) Amounts remaining to be paid pursuant to the $135.2 million fixed price design and build contract with Centex/Worthgroup for construction of the Resort Project.



     In addition, under a settlement agreement entered into with the State of New Mexico on April 20, 2004, we paid $25.0 million on behalf of the Tribe with respect to its settlement of its dispute with the State of New Mexico with respect to the 1997 Compact. This settlement payment was funded out of the construction reserve account provided for by the indenture.

IMPACT OF INFLATION

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

REGULATION AND TAXES

     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the NIGC and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal enterprises, directly or indirectly owned by the

Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended July 31, 2003 or 2004, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies (for guarantees issued after January 1, 2003) that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. At July 31, 2004, we do not have any outstanding guarantees and accordingly, the adoption of FIN 45 did not have any impact on our financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Resort's primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of July 31, 2004, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

     As of July 31, 2004, the Resort held no derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES.

     As of the end of the period covered by this quarterly report, we conducted an evaluation, under the supervision and with the participation of IMG Resort and Casino's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level and designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

LEGAL PROCEEDINGS

SETTLEMENT OF COMPACT DISPUTE

     In 1997, the Tribe entered into a compact with the State of New Mexico, which we refer to as the 1997 Compact, which permits Class III gaming on the Tribe's reservation pursuant to IGRA. The Tribe, along with other tribes and pueblos who entered into the 1997 Compact disputed the legality of the State of New Mexico's imposition of revenue sharing fees and regulatory fees pursuant to the 1997 Compact. On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved their disputes regarding the 1997 Compact.

     Under the settlement agreement, the State of New Mexico and the Tribe agreed that the Tribe would pay the State of New Mexico $25.0 million and that they would enter into the 2001 Compact. The settlement agreement with the State of New Mexico provides that the $25.0 million payment settles all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. On April 20, 2004, we paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On August 10, 2004 we made the remaining $23.0 million payment required under the settlement agreement.

OTHER MATTERS

     In addition to the matter described above, we are involved in litigation incurred in the normal course of business; however, we are not currently a party to any material pending claim or legal action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS - See Exhibit Index on pages 36-37 of this Quarterly Report on Form 10-Q.

(b) (1) On June 15, 2004, we filed a report on Form 8-K reporting information under Item 5 announcing that we had entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc., to fund furniture, fixtures and equipment as part of our resort project.

     (2) On June 25, 2004, we filed a report on Form 8-K reporting information under Item 5 announcing that we would discuss our operating results for the fourth quarter and fiscal year ended April 30, 2004 on a conference call.

     (3) On July 1, 2004, we filed a report on Form 8-K reporting information under Items 7 and 12 announcing our operating results for the fourth quarter and fiscal year ended April 30, 2004.

     (4) On July 12, 2004, we filed a report on Form 8-K reporting information under Items 5 and 7 announcing that we had completed our exchange offer to the holders of our $200.0 million aggregate principal amount of our original 12% senior notes due 2010 for an equal amount of our newly issued 12% senior notes due 2010 that are registered under the Securities Act.


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




         10.2*           Cash Collateral and Disbursement Agreement, dated as of
                         November 3, 2003, among Inn of the Mountain Gods Resort
                         and Casino, Casino Apache, Inn of the Mountain Gods,
                         Casino Apache Travel Center, Ski Apache, U.S. Bank
                         National Association, as Disbursement Agent,
                         Professional Associates Construction Services, Inc., as
                         Independent Construction Consultant and U.S. Bank
                         National Association, as Trustee.
         10.3*           Ski Apache Special Use Permit received from the United States
                         Department of Agriculture, Forest Service dated April 23, 1985.
         10.4*           Employment Agreement dated December 5, 2002, between the Mescalero
                         Apache Tribe and Michael French.
         10.5*           Employment Agreement dated September 22, 2003, between the Mescalero
                         Apache Tribe and Richard Williams.
         10.6***         Employment Agreement dated December 12, 2002 between the Mescalero
                         Apache Tribe and Brian Parrish.
         10.7***         2001 Compact between the Mescalero Apache Tribe and the State of New
                         Mexico, entered into June 1, 2004.
         31.1            Certification of Michael French, Principal Executive
                         Officer, pursuant to Rule 13a-14 and 15d-14 of the
                         Securities Exchange Act of 1934.
         31.2            Certification of Richard Williams, Principal Financial Officer,
                         pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of
                         1934.
         32.1            Certification of Michael French, Principal Financial
                         Officer and Richard Williams, Principal Financial
                         Officer, pursuant to 18 U.S.C. Section 1350, as adopted
                         pursuant to Section 906 of the Sarbanes-Oxley Act of
                         2002.



     * Incorporated by reference to IMG Resort and Casino's Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

     ** Incorporated by reference to IMG Resort and Casino's Amendment No. 1 to Registration Statement on Form S-4 filed with the SEC on April 22, 2004 (SEC File No. 333-113140).

     *** Incorporated by reference to IMG Resort and Casino's Annual Report on Form 10-K filed with the SEC on July 29, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      INN OF THE MOUNTAIN GODS RESORT AND CASINO




Date:  September 14, 2004                 By  /s/ Michael French
                                              ----------------------------------
                                                 Michael French
                                          Its:   Chief Executive Officer
                                                 (Principal Executive Officer
                                                 and Authorized Signatory)


Date:  September 14, 2004                 By /s/ Richard Williams
                                             -----------------------------------
                                                 Richard William
                                          Its:   Chief Financial Officer
                                                 (Principal Financial Officer)