Form 10-Q
period 2004-10-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2004-12-15
CIK 1280352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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
                                   (unaudited)


                                                                     As of             As of
                                                               April 30, 2004    October 31, 2004
                                                                     2004              2004
                                                              ----------------  -----------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $  15,794,943   $  17,692,695
  Restricted cash and cash equivalents                             133,297,243      76,544,632
  Accounts receivable, net                                              32,566         149,370
  Inventories                                                          968,585       1,091,811
  Prepaid expenses                                                     462,054         607,486
  Prepaid revenue sharing fees                                       4,218,673       2,139,144
  Deferred financing cost, net                                       1,625,244       1,625,244
                                                              ----------------  -----------------
     Total current assets                                          156,399,308      99,850,382

NON CURRENT ASSETS:
   Property, plant and equipment, net                              150,329,503     193,323,237
   Long term deferred financing cost, net                            9,404,249       8,524,032
   Other long-term assets                                               76,912       1,170,532
                                                              ----------------  -----------------
     Total assets                                                $ 316,209,972   $ 302,868,183
                                                              ================  =================

                   LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable and other short-term liabilities              $     612,873   $   5,740,160
  Construction in progress accounts payable                         13,609,367      11,878,796
  Accrued expenses                                                   5,322,061       3,312,040
  Accrued revenue sharing and regulatory fees                       23,000,000               -
  Accrued interest                                                  12,048,378      11,200,000
  Deposits and advance payments                                        667,100               -
  Current portion of long-term debt                                    252,053         192,501
                                                              ----------------  -----------------
     Total current liabilities                                      55,511,832      32,323,497

NON CURRENT LIABILITIES:
   Long-term debt, net of current portion                          201,694,541     201,450,655
                                                              ----------------  -----------------

     Total liabilities                                             257,206,373     233,774,152
                                                              ----------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Contributed capital                                               56,113,676      66,113,676
  Retained earnings                                                  2,889,923       2,980,355
                                                              ----------------  -----------------
      Total equity                                                  59,003,599      69,094,031
                                                              ----------------  -----------------
     Total liabilities and equity                               $  316,209,972   $ 302,868,183
                                                              ================  =================


        The accompanying notes are an integral part of these statements.


                 INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (unaudited)

                                                  For the Three Months      For the Six Months
                                                         Ended                    Ended
                                                      October 31,              October 31,
                                                   2004         2003         2004        2003
                                                -----------  -----------  ----------- ------------
Revenues:
  Gaming                                        $17,297,976  $16,174,601 $34,943,762 $31,775,051
  Food and beverage                               1,361,377    1,371,768   2,774,525   2,608,863
  Recreation and other                            4,474,971    3,221,659   7,805,759   4,463,222
                                                -----------  -----------  ----------- ------------
     Gross revenue                               23,134,324   20,768,028  45,524,046  38,847,136
     Less - promotional allowances                 (114,119)     173,697     148,216     428,172
                                                -----------  -----------  ----------- ------------
       Net revenue                               23,248,443   20,594,331  45,375,830  38,418,964
                                                -----------  -----------  ----------- ------------
Operating costs and expenses:
  Gaming                                          5,307,861    7,680,368  10,335,540  13,093,632
  Hotel                                                   -            -           -     128,130
  Food and beverage                               1,848,415    1,435,309   3,536,421   3,431,975
  Recreation and other                            3,673,169    2,519,789   6,762,900   4,104,035
  General and administrative                      2,408,943    2,203,220   4,660,588   4,259,867
  Insurance (allocated by related party)            265,308      249,848     404,964     412,681
  Pension (allocated by related party)              468,147      479,130   1,012,686     956,968
  Telecommunication (charged by related party)       71,400      106,037     126,157     143,588
  Fees (charged by related party)                   218,800       64,932     902,801     417,064
  Pre-opening costs and expenses                    711,168      761,131   1,774,213   1,861,356
  Depreciation and amortization                   1,584,658    1,376,194   3,020,275   2,408,285
                                                -----------  -----------  ----------- ------------
     Total operating expenses                    16,557,869   16,875,958  32,536,545  31,271,581

Income from operations                            6,690,574    3,718,373  12,839,285   7,201,383

Other income (expenses):
  Interest income                                   143,199        8,563     352,614      22,053
  Interest expense, net of amounts capitalized   (2,485,257)           -  (5,415,856)          -
  Other income                                       (1,083)      67,181     101,069     137,266
                                                -----------  -----------  ----------- ------------
     Total other income (expenses)               (2,343,141)      75,744  (4,962,173)    159,319
                                                -----------  -----------  ----------- ------------
     Net income                                  $4,347,433   $3,794,117  $7,877,112  $7,360,702
                                                ===========  ===========  =========== ============


        The accompanying notes are an integral part of these statements.



                 INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               For the Six Months Ended October 31,
                                                                     2004                 2003
                                                               ---------------     -----------------
Cash flows from operating activities:
    Net income                                                  $  7,877,112        $  7,360,702
    Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                                3,020,275           2,408,285
      Changes in assets and liabilities:
         Restricted cash and cash equivalents                              -             (29,281)
         Accounts receivable, net of allowance                      (116,804)           (169,372)
         Inventories                                                (123,225)             17,771
         Prepaid revenue sharing fees                              2,079,529            (194,805)
         Prepaid expenses                                           (145,432)                  -
         Interest receivable                                         (48,563)                  -
         Other long-term assets                                   (1,045,058)                  -
         Accounts payable                                          5,127,285           2,572,852
         Construction in progress accounts payable                (1,730,571)                  -
         Accrued expenses                                         (2,234,126)          3,132,168
         Accrued revenue sharing and regulatory fees             (23,000,000)          5,381,879
         Accrued interest                                           (848,378)                  -
         Deposits and advance payments                              (442,995)           (749,508)
                                                              ---------------    ----------------
         Net cash (used in) provided by operating activities     (11,630,950)         19,730,691

Cash flows from investing activities:
    Purchase of property, plant and equipment                    (46,014,009)        (55,712,916)
                                                              ---------------    ----------------
      Net cash used in investing activities                      (46,014,009)        (55,712,916)

Cash flows from financing activities:
    Deferred financing costs                                         880,217          (1,664,145)
    Cash held for construction payments                           33,752,611          29,297,470
    Payment of compact settlement                                 23,000,000                   -
    Advances to Mescalero Apache Tribe                                     -          (1,886,240)
    Borrowings on revolving line-of-credit                                 -          14,000,000
    Principal borrowings (payments) on long-term debt, net          (303,437)            160,947
    Distributions to Mescalero Apache Tribe                       (7,786,680)         (9,202,654)
    Contributions from Mescalero Apache Tribe                     10,000,000           2,425,748
                                                              ---------------    ----------------
Net cash provided by financing activities                         59,542,711          33,131,126
                                                              ---------------    ----------------

Net (decrease) increase in cash and cash equivalents               1,897,752          (2,851,099)

Cash and cash equivalents, beginning of period                    15,794,943           9,331,922
                                                              ---------------    ----------------
Cash and cash equivalents, end of period                        $ 17,692,695        $  6,480,823
                                                              ===============    ================
Supplemental cash flow information:
    Cash paid for interest                                      $ 12,848,446        $    192,340
                                                              ===============    ================

        The accompanying notes are an integral part of these statements.



           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE QUARTERS ENDED OCTOBER 31, 2003 AND 2004

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

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the accompanying financial statements relate to the liability associated with the unredeemed Apache Spirit Club points and the estimated lives of depreciable assets and pension cost and the capitalization of construction bond interest costs. Actual results could differ from those estimates.

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

     DEFERRED FINANCING COSTS

     Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $11,029,493 as of April 30, 2004 and $10,149,276 as of
     October 31, 2004.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The IMG Resort and Casino's senior notes fair value at April 30, 2004 was approximately $216.0 million and $232.0 million at October 31, 2004, based on quoted market prices.

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

     PROMOTIONAL ALLOWANCES

     The Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to their customers. The retail value of these promotional allowances are recognized by the Casino as a reduction from gross revenue. The total promotional allowances recognized by the Casino were approximately $173,697 and $(114,119) for the quarters ended October 31, 2003 and 2004, respectively.

     The Casino Apache Spirit Club program allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The related liability is included in accrued expenses and totaled approximately $380,000 at April 30, 2004 and $156,000 at October 31, 2004.

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

     In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, ACCOUNTING FOR "POINTS" AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR PREPRODUCTS, OR SERVICES TO BE DELIVERED IN THE FUTURE. On October 1, 2001, the Resorts adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Resorts offer cash equivalent rewards in certain circumstances and has reflected approximately $173,697 and $(114,119) for the quarters ended October 31, 2003 and 2004, respectively, in the promotional allowance as an offset to gaming revenues for these incentives.

     The estimated cost of providing such complimentary allowances, as they relate to the Resorts, was included in gaming expenses as follows:

                                                 Quarter Ended October 31,
                                                     2004          2003
                                                 ------------   -----------

    Food and beverage                              16,785         41,049
    Other                                               -          7,685
                                                 ------------   -----------
                                                 $ 16,785       $ 48,734
                                                 ============   ===========

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

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING COSTS

     The IMG Resort and Casino's advertising costs are expensed as incurred and are included as general and administrative expenses in the accompanying consolidated statements of income. Advertising costs for the quarters ended October 31, 2003 and 2004 were approximately $210,000 and $828,746, respectively.

     TRIBAL TAXES

     The Resorts are subject to tribal taxes as long as the enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. The Tribe uses these funds to reimburse the Inn for advertising costs. The Resorts have recorded approximately $200,000 for taxes payable to the Tribe as of April 30, 2004 and October 31, 2004, respectively. The amounts are recorded as an accrued expense in the accompanying consolidated balance sheets.

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

     The allowance for doubtful accounts and bad debt expense is as follows at October 31:


                                                                        2004           2003
                                                                     -----------   -----------
    Allowance, beginning of year                                     $     3,448   $     3,448
    Bad debt expense                                                           -             -
    Write-offs                                                                 -             -
                                                                     -----------   -----------
    Allowance, end of year                                           $     3,448   $     3,448
                                                                     ===========   ===========


NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash consists of various funds held for the construction project. The balance was $133,297,243 for the fiscal year ended April 30, 2004 and $76,544,632 for the quarter ended October 31, 2004.

NOTE 4 - INVENTORIES

     Inventories consist of the following at:

                                                                         APRIL 30,    October 31,
                                                                           2004          2004
                                                                     -------------   ------------
    Food and beverage                                                $   219,628   $   275,197
    Golf and pro shop                                                    132,936       212,666
    Gift shops, fuel and other                                           616,021       603,948
                                                                     -------------   ------------
      Total inventories                                              $   968,585   $ 1,091,811
                                                                     =============  =============


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment is summarized as follows at:

                                                                       APRIL 30,    October 31,
                                                                           2004          2004
                                                                     -------------   ------------

    Land                                                             $   538,894   $     538,894
    Buildings, lifts and snowmaking equipment                         39,287,564      39,287,564
    Non-gaming equipment, furniture and other                         25,498,837      26,801,321
    Gaming equipment                                                  11,370,236      12,255,340
    Leasehold and land improvements, lake and golf course              6,480,058       6,229,724
                                                                     -------------   ------------
    Subtotal                                                          83,175,589      85,112,843

    Less accumulated depreciation and amortization                   (46,281,098)    (49,301,431)
                                                                     -------------   ------------
    Property, plant and equipment, net                                36,894,491      35,811,412
    Construction in progress                                         113,435,012     157,511,853
                                                                     -------------   ------------

                                                                    $150,329,503     193,323,237
                                                                     =============   ============



     The IMG Resort and Casino capitalized $7,892,314 and $3,929,379 of interest cost related to construction of the Travel Center and Resort Project during the fiscal year ended April 30, 2004 and the quarter ended October 31, 2004, respectively.

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

     Until completion of the Resort Project, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and the guarantors, which had an aggregate balance of approximately $76.5 million at October 31, 2004. The Notes will, after completion of the Resort Project, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations.

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

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc., one of the nation's largest financial services firms. The fixed credit facility is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. As of October 31, 2004, there were no funds drawn under this facility. Proceeds from the loan will be used to fund furniture, fixtures and equipment for the Project.

     Long-term debt is summarized as follows:


                                                                       APRIL 30,     October 31,
                                                                           2004          2004
                                                                     -------------   ------------
     Senior Notes, bearing interest at a fixed rate
     of  12%, maturing in 2010                                        $200,000,000   $200,000,000

     Bureau of Indian Affairs, unsecured notes payable
     with payments of $27,100 per month, including interest
     at 8.5%, maturing in 2011.                                        $ 1,744,651   $  1,643,156

     Various notes payable with payments ranging from
     $3,603 to $21,900 per month, plus accrued interest
     ranging from 4.25% to 10%, maturing between
     2001 and 2004.                                                        201,943              -
                                                                     -------------   ------------
                                                                       201,946,594   201,643,156

    Less current portion                                                  (252,053)     (192,501)
                                                                     -------------   ------------
    Long-term portion                                                $ 201,694,541 $ 201,460,655
                                                                     ============= ==============


     The maturities of long-term debt as of October 31, 2004 are as follows:

     Quarter Ending October 31:
           2005                                                   $    192,501
           2006                                                        205,162
           2007                                                        221,125
           2008                                                        242,838
           2009                                                        264,511
           Thereafter                                              200,517,019
                                                                   -----------
                                                                  $201,460,655


     Total interest costs were $13,144,001 and $6,035,191 for the fiscal year ended April 30, 2004 and the quarter ended October 31, 2004, respectively, of which $7,892,314 and $3,929,379 was capitalized as of April 30, 2004 and October 31, 2004, respectively.

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

     The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, we will begin incurring revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, the IMG Resort and Casino will begin incurring regulatory fees, at the rate of $100,000 per year, from July 22, 2004, the date the approval of the 2001 Compact was published in the Federal Register. The IMG Resort and Casino's first payment for regulatory fees under the 2001 Compact was paid on September 1, 2004, the first day of the first full calendar quarter after publication of approval of the 2001 Compact in the Federal Register. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004, the Department of Interior approved the 2001 Compact. On August 10, 2004, the IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced by $1.5 million for the quarter ended October 31, 2004.

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

     Under the terms of an agreement with the Tribe executed in 2003, the Resort pays a fixed amount of 9.75% of salaries and wages as a fixed contribution to the retirement plan. The total pension expense under this agreement for the three and six months ended October 31, 2004 was $468,147 and $1,012,686 respectively.

NOTE 9 - RISK MANAGEMENT

     The IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the quarters ended October 31, 2003 and 2004, respectively.

     The Tribe is self-insured for employee health and accident insurance. The IMG Resort and Casino's employees are covered by the Plan and remit amounts to the Tribe for their share of the self-insurance costs. The total amount reimbursed to the Tribe were approximately $249,848 and $265,308 for the quarters ended October 31, 2003 and 2004, respectively.

     The Tribe maintains worker's compensation insurance coverage under a retrospective rated policy whereby premiums are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino's and the Resorts' employees are covered under the Plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe, the IMG Resort and Casino and the Resorts have not provided an estimate for losses that may result in premium adjustments at the end of the coverage period.

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

     CONSTRUCTION AGREEMENT

     In September 2003, the IMG Resort and Casino entered into a construction agreement for the development of the Travel Center and the new Resort Project. Estimated construction cost is approximately $135.0 million, and as of October 31, 2004, the IMG Resort and Casino had outstanding construction commitments of approximately $15.3 million.

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

     The IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $106,037 and $71,400 for the quarters ended October 31, 2003 and 2004, respectively, for such services.

     There were no amounts due to the Tribe from the Resorts at October 31, 2003 and 2004.

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



Three Months Ended
OCTOBER 31, 2003                                           Resort/         Travel
                          Gaming      Hotel       Ski     Holding Co.      Center
                         Operations Operations Operations Operations     Operations      Eliminations      Total
                        ----------------------------------------------------------------------------------------------
Net revenue              $8,480,063 $ 1,436,665 $        -  $         -    $10,677,603   $          -   $  20,594,331

Income from operations    2,295,032     245,543   (817,044)  (2,446,998)     4,441,790              -       3,718,373

Segment assets           54,483,117  10,752,946 10,006,979   49,075,038     23,971,652    (26,705,933)    150,974,538





NOTE 12 - OPERATING SEGMENTS (CONTINUED)

Three Months Ended
OCTOBER 31, 2004                                               Resort/       Travel
                          Gaming         Hotel       Ski      Holding Co.    Center
                         Operations   Operations Operations   Operations    Operations     Eliminations     Total
                        -----------------------------------------------------------------------------------------------


Net revenue              $9,594,298 $         - $       385 $      (3,667) $13,657,427   $          -   $  23,248,443
Income (loss)
from operations           2,964,415      10,468  (1,353,622)   (2,019,537)   7,201,010              -       6,690,574

Segment assets           12,523,645  10,242,862  11,249,292   305,502,642   39,378,612    (75,968,869)    302,868,183



Six Months Ended
OCTOBER 31, 2003                                           Resort/         Travel
                          Gaming      Hotel       Ski     Holding Co.      Center
                         Operations Operations Operations Operations     Operations      Eliminations      Total
                        ----------------------------------------------------------------------------------------------
Net revenue             $18,759,729 $ 2,012,199 $    1,130  $   (36,370)   $17,682,276   $          -   $  38,418,964

Income from operations    2,295,032     245,543   (817,044)  (2,446,998)     4,441,790              -       7,201,383

Segment assets           54,583,117  10,752,946 10,006,979   49,075,038     23,971,652    (26,705,933)    150,974,538



Six Months Ended
OCTOBER 31, 2004                                               Resort/       Travel
                          Gaming         Hotel       Ski      Holding Co.    Center
                         Operations   Operations Operations   Operations    Operations     Eliminations     Total
                        -----------------------------------------------------------------------------------------------

Net revenue             $17,573,342 $         - $       385 $      (2,059) $27,804,162   $          -   $  45,375,830
Income (loss)
from operations           4,336,230           -   2,175,257    (3,920,923)  14,599,235              -      12,839,285

Segment assets           12,523,645  10,242,862  11,249,292   305,502,642   39,378,612    (75,968,869)    302,868,183




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

     The Resorts are wholly owned subsidiaries of the IMG Resort and Casino. The IMG Resort and Casino was established on April 2, 2003 for the purpose of managing the Resorts. The following consolidating information is presented as of and for the three and six months ended October 31, 2004 and 2003.


                          CONSOLIDATING BALANCE SHEETS
                             AS OF OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                       GUARANTOR
                                          IMGRC       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -----------   ------------    -----------   -------------
    Cash and cash equivalents           $4,137,921    $13,554,774        $     -     $17,692,695
    Restricted cash and cash
    equivalents                         76,544,632              -              -      76,544,632
    Accounts receivable, net                 9,764        139,606              -         149,370
    Inventories                              5,366      1,086,445              -       1,091,811
    Prepaids other                         261,173        346,313              -         607,486
    Prepaid revenue sharing fee                  -      2,139,144              -       2,139,144
    Deferred financing cost, net         1,625,244              -              -       1,625,244
                                        -----------   ------------    -----------   -------------
Total current assets                    82,584,100     17,266,282              -      99,850,382

Advances to affiliates                  11,223,714     20,197,465     (31,421,179)             -
Property plant and equipment, net      157,569,029     35,754,208              -     193,323,237

Long-term deferred financing
    expenses, net                        8,524,032              -              -       8,524,032
Other long-term assets                   1,054,077        116,455              -       1,170,532
Investment in subsidiaries              44,547,690              -     (44,547,690)             -
                                        -----------   ------------    -----------   -------------
    Total Assets                      $305,502,642    $73,334,410    $(75,968,869)  $302,868,183
                                        ===========   ============    ===========   =============



    Accounts payable and other short
    term liabilities                  $  5,677,790    $    62,370    $         -    $  5,740,160
    Construction in progress accounts
    payable                             11,878,796              -              -      11,878,796
    Accrued expenses                       894,540      2,417,500              -       3,312,040
    Accrued interest                    11,200,000              -              -      11,200,000
    Current portion long-term debt               -        192,501              -         192,501
                                        -----------   ------------    -----------   -------------
Total current liabilities               29,651,126      2,672,371              -      32,323,497


    Advances from affiliates             6,757,485     24,663,694     (31,421,179)             -
    Long-term debt, net of current
    portion                            200,000,000      1,450,655              -     201,450,655
                                        -----------   ------------    -----------   -------------

Total Liabilities                      236,408,611     28,786,720     (31,421,179)   233,774,152

    Contributed Capital                 66,113,676     20,166,161     (20,166,161)    66,113,676
    Current year net income (loss)       7,877,112     16,765,697     (16,765,697)     7,877,112
    Beginning Retained earnings
     (deficit)                          (4,896,757)     7,615,832      (7,615,832)    (4,896,757)
                                        -----------   ------------    -----------   -------------
Total Equity                            69,094,031     44,547,690     (44,547,690)    69,094,031

    Total Liabilities and Equity      $305,502,642    $73,334,410    $(75,968,869)  $302,868,183
                                        ===========   ============    ===========   =============




                       CONSOLIDATING STATEMENTS OF INCOME
                         QUARTER ENDED OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                           GUARANTOR
                                             IMGRC        SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                                          ------------    ------------    ----------   ------------
Gaming Revenue                            $         -     $17,297,976       $     -   $ 17,297,97
Food & Beverage Revenue                                    1,361,377                    1,361,377
Recreation & Other Revenue -                        -       4,474,971             -     4,474,971
                                          ------------    ------------    ----------   ------------
    Gross Revenue                                   -      23,134,324             -    23,134,324

Promotional Allowances                          3,667        (117,786)                   (114,119)
                                          ------------    ------------    ----------   ------------
    Net Revenue                                (3,667)     23,252,110             -    23,248,443

Gaming Expenses                                68,632       5,239,229                   5,307,861
Food and Beverage Expenses                     37,634       1,810,781                   1,848,415
Retail Recreation & Other                         647       3,672,522                   3,673,169
General Administrative Expenses             1,129,562       1,279,381                   2,408,943
Health Insurance - Medical                     30,489         234,819                     265,308
Pension                                        77,665         390,482                     468,147
MATI Telephone Expense                         12,864          58,536                      71,400
Tribal Regulatory Fees                                        218,800                     218,800
Pre Opening Expense                           601,299         109,869                     711,168
Depreciation Expense                           57,077       1,527,581             -     1,584,658
                                          ------------    ------------    ----------   ----------
Total Operating Expense                     2,015,869      14,542,000             -    16,557,869

Operating Income                           (2,019,536)      8,710,110             -     6,690,574

Interest Income                               136,426           6,773                     143,199
Interest Expense                           (2,476,994)         (8,263)                 (2,485,257)
Other Income (Expenses)                        (1,083)              -                      (1,083)
Income from affiliates                      8,708,620               -     (8,708,620)           -
                                          ------------    ------------    ----------   ----------
Non Operating Income (Expenses)             6,366,969          (1,490)    (8,708,620)  (2,343,141)

                                          ------------    ------------    ----------   ----------
Net Income                                 $4,347,433      $8,708,620    $(8,708,620)  $4,347,433
                                          ============    ============    ==========   ==========




                       CONSOLIDATING STATEMENTS OF INCOME
                         QUARTER ENDED OCTOBER 31, 2003
                                   (UNAUDITED)

NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                           GUARANTOR
                                             IMGRC        SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                          -------------   ------------    ----------   -----------
Gaming Revenue                           $         -      $16,174,601       $     -  $16,174,601
Food & Beverage Revenue                                     1,371,768                  1,371,768
Recreation & Other Revenue                                  3,221,659                  3,221,659
                                          -------------   ------------    ----------   ----------
  Gross Revenue                                    -       20,768,028             -   20,768,028

 Promotional Allowances                                       173,697                    173,697
                                          -------------   ------------    ----------   ----------
   Net Revenue                                     -       20,594,331             -   20,594,331

Gaming Expenses                                             7,680,368                  7,680,368
Food and Beverage Expenses                   283,323        1,151,986                  1,435,309
Retail Recreation & Other                                   2,519,789                  2,519,789
General Administrative Expenses            1,737,430          465,790                  2,203,220
Health Insurance - Medical                    47,870          201,978                    249,848
Pension                                      103,113          376,017                    479,130
MATI Telephone Expense                             -          106,037                    106,037
Tribal Regulatory Fees                        23,750           41,182                     64,932
Pre Opening Expense                          329,217          431,914                    761,131
Depreciation Expense                                        1,376,194                  1,376,194
                                          -------------   ------------    ----------   ----------
Total Operating Expense                    2,524,703       14,351,255             -   16,875,958

Operating Income                          (2,524,703)       6,243,076             -    3,718,373

Interest Income                                                 8,563                      8,563
Other Income (Expenses)                                        67,181                     67,181
Income from affiliates                     6,318,820                      (6,318,820)          -
                                          -------------   ------------    ----------   ----------
Non Operating Income (Expenses)            6,318,820           75,744     (6,318,820)     75,744
                                          -------------   ------------    ----------   ----------

Net Income                                $3,794,117       $6,318,820    $(6,318,820) $3,794,117
                                          =============   ============    ==========   ==========




                       CONSOLIDATING STATEMENTS OF INCOME
                        SIX MONTHS ENDED OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                    GUARANTOR
                                    IMGRC          SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                              ---------------    ----------------    -------------    --------------
Gaming Revenue                   $         -         $34,943,762      $         -       $34,943,762
Food & Beverage Revenue                1,608           2,772,917                          2,774,525
Recreation & Other Revenue -                           7,805,759                          7,805,759
                              ---------------    ----------------    -------------    --------------
  Gross Revenue                        1,608          45,522,438                -        45,524,046

 Promotional Allowances                3,667             144,549                            148,216
                              ---------------    ----------------    -------------    --------------
   Net Revenue                       (2,059)          45,377,889                -        45,375,830

Gaming Expenses                      133,567          10,201,973                         10,335,540
Food and Beverage Expenses           122,891           3,413,530                          3,536,421
Retail Recreation & Other                760           6,762,140                          6,762,900
General Administrative
Expenses                           1,616,322           3,044,266                          4,660,588
Health Insurance - Medical            54,433             350,531                            404,964
Pension                              233,351             779,335                          1,012,686
MATI Telephone Expense                67,621              58,536                            126,157
Tribal Regulatory Fees                24,952             877,849                            902,801
Pre Opening Expense                1,607,889             166,324                          1,774,213
Depreciation Expense                  57,077           2,963,198                          3,020,275
                              ---------------    ----------------    -------------    --------------
Total Operating Expense            3,918,863          28,617,682                -        32,536,545

Operating Income                 (3,920,922)          16,760,207                -        12,839,285

Interest Income                      341,708              10,906                            352,614
Interest Expense                 (5,407,593)             (8,263)                         (5,415,856)
Other Income (Expenses)               98,222               2,847                            101,069

Income from affiliates            16,765,697                         (16,765,697)                 -
                              ---------------    ----------------    -------------    --------------
Non Operating Income              11,798,034               5,490     (16,765,697)        (4,962,173)
(Expenses)
                              ---------------    ----------------    -------------    --------------
Net Income                      $  7,877,112       $  16,765,697    $(16,765,697)       $ 7,877,112
                              ===============    ================    =============    ==============




                       CONSOLIDATING STATEMENTS OF INCOME
                        SIX MONTHS ENDED OCTOBER 31, 2003
                                   (UNAUDITED)

NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                           GUARANTOR
                                            IMGRC        SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -----------    ----------------  ------------  ------------

Gaming Revenue                           $       -        $31,775,051    $        -   $31,775,051
Food & Beverage Revenue                                     2,608,863                   2,608,863
Recreation & Other Revenue -                                4,463,222                   4,463,222
                                         ------------    ------------   ------------   ----------
Gross Revenue                                    -         38,847,136             -    38,847,136

Promotional Allowances                       36,440           391,732                     428,172
                                         ------------    ------------   ------------   ----------
Net Revenue                                 (36,440)       38,455,404             -    38,418,964

Gaming Expenses                                            13,093,632                  13,093,632
Hotel Expenses                                                128,130                     128,130
Food and Beverage Expenses                  475,633         2,956,342                   3,431,975
Retail Recreation & Other                   471,800         3,632,235                   4,104,035
General Administrative Expenses           2,885,936         1,373,931                   4,259,867
Health Insurance - Medical                   72,224           340,457                     412,681
Pension                                     203,547           753,421                     956,968
MATI Telephone Expense                            -           143,588                     143,588
Tribal Regulatory Fees                       23,805           393,259                     417,064
Pre Opening Expense                         785,947         1,075,409                   1,861,356
Depreciation Expense                                        2,408,285                   2,408,285
                                         ------------    ------------   ------------   ----------
Total Operating Expense                   4,918,892        26,298,689              -   31,217,581

Operating Income                         (4,955,332)       12,156,715              -    7,201,383

Interest Income                                                22,053                      22,053
Other Income (Expenses)                                       137,266                     137,266
Income from affiliates                   12,316,034                     (12,316,034)            -
                                         ------------    ------------   ------------   ----------
Non Operating Income (Expenses)          12,316,034           159,319   (12,316,034)      159,319
                                         ------------    ------------   ------------   ----------
Net Income                              $ 7,360,702       $12,316,034  $(12,316,034)  $ 7,360,702
                                         ============    ============   ============   ==========



                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                          GUARANTOR
                                            IMGRC        SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                         -------------   -------------    ------------  -------------
Cash flows from operating activities:
  Net income                             $7,877,112       $16,765,697     $(16,765,697)  $7,877,112
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization            57,077         2,963,198                -    3,020,275

    Changes in assets and liabilities:
      Accounts receivable, net of
      allowance                               9,764          (126,568)               -     (116,804)
      Inventories                               497          (123,722)               -     (123,225)
      Prepaid revenue sharing                     -         2,079,529                -    2,079,529
      Prepaid expenses                      205,368          (350,800)               -     (145,432)
      Interest receivable                         -           (48,563)               -      (48,563)
      Other Long term assets             (1,045,058)                -                -   (1,045,058)
      Accounts payable                    5,677,790          (550,505)               -    5,127,285
      Construction in progress
       accounts payable                  (1,730,571)                -                -   (1,730,571)
      Accrued expenses                       82,765        (2,316,891)               -   (2,234,125)
      Accrued revenue sharing and
       regulatory fees                            -       (23,000,000)               -  (23,000,000)
      Accrued interest payable             (800,000)          (48,378)               -     (848,378)
      Deposits and advance payments               -          (442,995)               -     (442,995)
                                         -------------   -------------    ------------  -------------
       Net cash provided by (used
        in) operating activities         10,334,744        (5,199,998)     (16,765,697) (11,630,950)
                                         -------------   -------------    ------------  -------------

Cash flows from investing activities:
  Purchase of property, plant and
  equipment                             (45,768,596)         (245,442)                  (46,014,009)
  Investment in subsidiaries            (16,765,697)                        16,765,697            -
                                         -------------   -------------    ------------  -------------
       Net cash used by investing
        activities                      (62,534,293)         (245,442)      16,765,697  (46,014,009)
                                         -------------   -------------    ------------  -------------

Cash flows from financing activities:
  Deferred financing costs                  880,217                 -               -       880,217
  Cash held for construction payments    33,752,611                 -               -    33,752,611
  Payment of compact settlement          23,000,000                 -               -    23,000,000
  Advances to (from) affiliates          (9,456,358)        9,456,358               -             -
  Principal borrowings (payments) on
   long-term debt, net                            -          (303,437)              -      (303,437)
  Distributions to Mescalero Apache
   Tribe                                 (1,839,000)       (5,947,680)              -    (7,786,680)
  Contributions from Mescalero Apache
   Tribe                                 10,000,000                 -               -    10,000,000
                                         -------------   -------------    ------------  -------------
       Net cash used by financing
        activities                       56,337,470         3,205,241               -    59,542,711
                                         -------------   -------------    ------------  -------------
Net (decrease) increase in cash and
 cash equivalents                         4,137,921        (2,240,199)              -     1,897,752

Cash and cash equivalents, beginning
 of period                                        -        15,794,973               -    15,794,943
                                         -------------   -------------    ------------  -------------

Cash and cash equivalents, end of period $4,137,921       $13,554,774               -   $17,692,695
                                         =============   =============    ============  =============



                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED OCTOBER 31, 2003
                                   (UNAUDITED)


NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                     GUARANTOR
                                        IMGRC        SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ----------     ------------    ------------   -------------
Cash flows from operating activities:
  Net income                          $7,360,702     $12,316,034     $(12,316,034)    $7,360,702
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation and amortization              -       2,408,285                -      2,408,285

    Changes in assets and liabilities:
      Restricted cash and cash
       equivalents                             -         (29,281)               -        (29,281)
      Accounts receivable, net of
       allowance                             294        (169,666)               -       (169,372)
      Inventories                              -          17,771                -         17,771
      Prepaid revenue sharing                  -        (194,805)               -       (194,805)
      Accounts Payable                         -       2,572,852                -      2,572,852
      Accrued expenses                         -       3,132,168                -      3,132,168
      Accrued revenue sharing and
       regulatory fees                         -       5,381,879                -      5,381,879
      Deposits and advance payments            -        (749,508)               -       (749,508)
                                      ----------     ------------    ------------   -------------
        Net cash provided by
         operating activities         7,360,996       24,685,729     (12,316,034)     19,730,691
                                      ----------     -----------     ------------   -------------

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                        (35,605,725)     (20,107,191)                    (55,712,916)
  Investment in subsidiaries        (12,316,034)              -       12,316,034               -
                                      ----------     -----------     ------------   -------------
        Net cash used by investing
         activities                 (47,921,759)     (20,107,191)     12,316,034     (55,712,916)
                                      ----------     -----------     ------------   -------------

Cash flows from financing activities:
  Deferred financing costs           (1,664,145)               -                -     (1,664,145)
  Cash held for construction
   payments                          29,297,470                                       29,297,470
  Advances to Mescalero Apache Tribe                  (1,886,240)               -     (1,886,240)
  Advances to (from) affiliates      (1,072,562)       1,072,562
  Borrowings on revolving
   line-of-credit                    14,000,000                -                      14,000,000
  Principal borrowings (payments)
   on long-term debt, net                     -          160,947                         160,947
  Distributions to Mescalero Apache
   Tribe                                      -       (9,202,654)                     (9,202,654)
  Contributions from Mescalero
   Apache Tribe                               -        2,425,748                -      2,425,748
                                      ----------     ------------     ------------   -------------
        Net cash provided by
         (used by) financing
          activities                 40,560,763       (7,429,637)               -     33,131,126
                                      ----------     -----------     ------------   -------------
Net decrease in cash and
 cash equivalents                             -       (2,851,099)               -     (2,851,099)

Cash and cash equivalents,
 beginning of period                          -        9,331,922                -      9,331,922
                                      ----------     -----------     ------------   -------------
Cash and cash equivalents, end of
 period                              $        -     $  6,480,823     $          -    $ 6,480,823
                                      ==========     ===========     ============   =============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

REFERENCES IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q" OR THIS "REPORT") TO (A) THE "TRIBE" REFERS TO THE MESCALERO APACHE TRIBE, A FEDERALLY RECOGNIZED INDIAN TRIBE, (B) "IMG RESORT AND CASINO" REFERS TO INN OF THE MOUNTAIN GODS RESORT AND CASINO, A BUSINESS ENTERPRISE OF THE TRIBE, (C) "CASINO APACHE" REFERS TO CASINO APACHE, A BUSINESS ENTERPRISE OF THE TRIBE, (D) THE "INN" REFERS TO INN OF THE MOUNTAIN GODS, A BUSINESS ENTERPRISE OF THE TRIBE,
(E) THE "TRAVEL CENTER" REFERS TO CASINO APACHE TRAVEL CENTER, A BUSINESS ENTERPRISE OF THE TRIBE AND (F) "SKI APACHE" REFERS TO SKI APACHE, A BUSINESS ENTERPRISE OF THE TRIBE. EACH OF CASINO APACHE, THE INN, THE TRAVEL CENTER AND SKI APACHE IS A WHOLLY-OWNED SUBSIDIARY OF IMG RESORT AND CASINO. REFERENCES IN THIS FORM 10-K TO "WE," "OUR," AND "US" REFER TO IMG RESORT AND CASINO.

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


OVERVIEW

     IMG Resort and Casino is an unincorporated business enterprise of the Tribe. The Tribe formed IMG Resort and Casino to operate its resort enterprises, comprised of Casino Apache, Casino Apache Travel Center, Ski Apache and Inn of the Mountain Gods, each of which is an unincorporated Tribal business enterprise wholly-owned by IMG Resort and Casino. The combined activities of these enterprises comprise the operations of IMG Resort and Casino. Our four primary areas of operation are:

     GAMING. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of October 31, 2004, we had 39,600-square feet of combined gaming space featuring 1,180 slot machines and 38 table games between our facilities at Casino Apache, opened in 1992, and the Travel Center, opened in May 2003.

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

     DEFERRED FINANCING COSTS. Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $10.1 million as of October 31, 2004.

     DISAGREEMENTS WITH THE STATE OF NEW MEXICO. The Tribe challenged the legality of the revenue sharing fees prescribed by the compact entered into between the Tribe and the State of New Mexico in 1997, which we refer to as the 1997 Compact, claiming them to be an illegal tax on Indian gaming under IGRA. The Tribe invoked its right to seek a resolution of the disagreements through the arbitration process provided for in the 1997 Compact and no revenue sharing or regulatory fees were remitted to the State.

     On April 20, 2004, the Tribe settled with the State of New Mexico all of its obligations under the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that the Tribe would pay the State of New Mexico $25.0 million and enter into a new compact, which we refer to as the 2001 Compact. On April 20, 2004, we paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On August 10, 2004, we made the final $23.0 million payment to the State required by the settlement agreement which was paid out of a Trustee held Construction Reserve Account.

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 2004 COMPARED TO QUARTER ENDED OCTOBER 31, 2003.

     NET REVENUES. Net revenues increased $2.6 million, or 12.6%, to $23.2 million for the quarter ended October 31, 2004 from $20.6 million for the quarter ended October 31, 2003. The increase was due to an increase in gaming revenues, food and beverage revenues and retail revenues. Player reward redemptions are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

     GAMING. Gaming revenues increased $1.1 million, or 6.8%, to $17.3 million for the quarter ended October 31, 2004 from $16.2 million for the quarter ended October 31, 2003. Slot revenues increased to $14.9 million for the quarter ended October 31, 2004 from $14.3 million for the quarter ended October 31, 2003, an increase of $0.6 million, or 4.2%. Gross slot win per unit was $154 for the quarter ended October 31, 2004 compared to $149 for the quarter ended October 31, 2003; in this period the weighted average number of units remained constant at 1180 units and slot handle increased by $8.8 million or 3.9% while hold remained constant at 6.4%. Table games revenue increased $0.4 million, or 22.5%, to $2.4 million for the quarter ended October 31, 2004 from $2.0 million for the quarter ended October 31, 2003. The increase was the result of an increase in the table game hold percentage to 19.6% for the quarter ended October 31, 2004 from 16.4% for the quarter ended October 31, 2003, while table game drop remained constant at $11.2 million.

     FOOD AND BEVERAGE. Food and beverage revenues remained constant at $1.4 million for the quarter ended October 31, 2004 as compared to the quarter ended October 31, 2003.

     RECREATION AND OTHER. Recreation and other revenues increased $1.3 million, or 40.6%, to $4.5 million for the quarter ended October 31, 2004 from $3.2 million for the quarter ended October 31, 2003. The increase was due to increased revenues from the convenience store, smoke shop, and gasoline and diesel sales located at Travel Center.

     PROMOTIONAL ALLOWANCES. Promotional allowances declined $0.3 million for the quarter ended October 31, 2004 compared to the quarter ended October 31, 2003.

     TOTAL OPERATING EXPENSES. Total operating expenses decreased $0.3 million, or 1.8%, to $16.6 million for the quarter ended October 31, 2004 from $16.9 million for the quarter ended October 31, 2003. The decrease was primarily due to a decrease of $2.4 million in gaming expenses offset by a $1.2 million increase in retail and recreation expenses associated with the new Travel Center.

     GAMING. Gaming expenses decreased $2.4 million, or 31.2%, to $5.3 million for the quarter ended October 31, 2004 from $7.7 million for the quarter ended October 31, 2003. The decrease was primarily due to a reduction in revenue sharing expenses associated with the Compact settlement.

     FOOD AND BEVERAGE. Food and beverage expenses increased $0.4 million or 28.6%, to $1.8 million for the quarter ended October 31, 2004 from $1.4 million for the quarter ended October 31, 2003, primarily due to an increase in the cost of sales at both the Travel Center and Casino Apache.

     RECREATION AND OTHER. Recreation and other costs increased $1.2 million, or 48.0%, to $3.7 million for the quarter ended October 31, 2004 from $2.5 million for the quarter ended October 31, 2003. The increase was primarily attributable to the addition of new team members at the Travel Center and increased cost of sales and related expenses for the convenience store, smoke shop, refueling center and laundry and shower facilities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.2 million, or 9.1%, to $2.4 million for the quarter ended October 31, 2004 from $2.2 million for the quarter ended October 31, 2003. The increase was primarily due to an increase in expenses due to the addition of executive staff in response to the needs of our new resort complex and increased reporting requirements associated with the issuance of the Notes as well as an increase in marketing, advertising and promotional activities.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses were $0.7 million for the quarter ended October 31, 2004 compared to $0.8 million for the quarter ended October 31, 2003, and consisted principally of personnel costs, training costs and payroll costs for retaining the former employees of the Inn. Pre-opening costs and expenses are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.2 million to $1.6 million for the quarter ended October 31, 2004 from $1.4 million for the quarter ended October 31, 2003. The increase was primarily the result of the addition of the Travel Center in May 2003.

     OPERATING INCOME. Operating income increased $3.0 million, or 81.1%, to $6.7 million for the quarter ended October 31, 2004 from $3.7 million for the quarter ended October 31, 2003. The increase in operating income was primarily due to improved operating margins in gaming, food and beverage, and operations in Casino Apache and the Travel Center.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $2.4 million to $2.3 million for the quarter ended October 31, 2004 from $0.1 million for the quarter ended October 31, 2003. The increase was primarily due to interest expense, net of amounts capitalized, in an amount equal to $2.5 million during the period. Other income (expenses) is comprised of interest income and other income minus interest expense and other expense.

SIX MONTHS  ENDED OCTOBER 31, 2004 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2003

     NET REVENUES. Net revenues increased $7.0 million, or 18.2%, to $45.4 million for the six months ended October 31, 2004 from $38.4 million for the six months ended October 31, 2004. The increase was due to an increase in gaming revenues, food and beverage revenues and retail revenues. Player reward redemptions are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

     GAMING. Gaming revenues increased $3.1 million, or 9.7%, to $34.9 million for the six months ended October 31, 2004 from $31.8 million for the six months ended October 31, 2003. Slot revenues increased to $30.4 million for the six months ended October 31, 2004 from $28.1 million for the six months ended October 31, 2003, an increase of $2.3 million, or 8.3%. Gross slot win per unit was $155 for the six months ended October 31, 2004 compared to $154 for the six months ended October 31, 2003; in this period the weighted average number of units remained constant at 1,180 units and slot handle increased by $37.4 million or 8.4% while hold remained constant at 6.3%. Table games revenue increased $0.9 million, or 24.3%, to $4.6 million for the six months ended October 31, 2004 from $3.7 million for the six months ended October 31, 2003. The increase was the result of an increase in the table game hold percentage to 20.2% for the six months ended October 31, 2004 from 16.4% for the six months ended October 31, 2003, while table game drop increased $0.2 million, or 0.9%, to $22.8 million for the six months ended October 31, 2004 from $22.6 million for the six months ended October 31, 2003.

     FOOD AND BEVERAGE. Food and beverage revenues increased $0.2 million, or 7.7%, to $2.8 million for the six months ended October 31, 2004 from $2.6 million for the six months ended October 31, 2003.

     RECREATION AND OTHER. Recreation and other revenues increased $3.3 million, or 73.3%, to $7.8 million for the six months ended October 31, 2004 from $4.5 million for the six months ended October 31, 2003. The increase was due to increased revenues from the convenience store, smoke shop, and gasoline and diesel sales located at Travel Center.

     PROMOTIONAL ALLOWANCES. Promotional allowances declined $0.3 million for the six months ended October 31, 2004 compared to the six months ended October 31, 2003.

     TOTAL OPERATING EXPENSES. Total operating expenses decreased $1.3 million, or 4.2%, to $32.5 million for the six months ended October 31, 2004 from $31.2 million for the six months ended October 31, 2003. The decrease was primarily due to a decrease of $2.8 million in gaming expenses offset by a $2.7 million increase in retail and recreation expenses associated with the new Travel Center.

     GAMING. Gaming expenses decreased $2.8 million, or 21.4%, to $10.3 million for the six months ended October 31, 2004 from $13.1 million for the six months ended October 31, 2003. The decrease was primarily due to a reduction in revenue sharing expenses associated with the Compact settlement.

     FOOD AND BEVERAGE. Food and beverage expenses increased $0.1 million or 2.9%, to $3.5 million for the six months ended October 31, 2004 from $3.4 million for the six months ended October 31, 2003, primarily due to a decrease in the cost of sales at both the Travel Center and Casino Apache.

     RECREATION AND OTHER. Recreation and other costs increased $2.7 million, or 65.9%, to $6.8 million for the six months ended October 31, 2004 from $4.1 million for the six months ended October 31, 2003. The increase was primarily attributable to the addition of new team members at the Travel Center and increased cost of sales and related expenses for the convenience store, smoke shop, refueling center and laundry and shower facilities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.4 million, or 9.3%, to $4.7 million for the six months ended October 31, 2004 from $4.3 million for the six months ended October 31, 2003. The increase was primarily due to an increase in expenses due to the addition of executive staff in response to the needs of our new resort complex and increased reporting requirements associated with the issuance of the Notes as well as an increase in marketing, advertising and promotional activities.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses were $1.8 million for the six months ended October 31, 2004 compared to $1.9 million for the six months ended October 31, 2003, and consisted principally of personnel costs, training costs and payroll costs for retaining the former employees of the Inn. Pre-opening costs and expenses are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.6 million to $3.0 million for the six months ended October 31, 2004 from $2.4 million for the six months ended October 31, 2003. The increase was primarily the result of the addition of the Travel Center in May 2003.

     OPERATING INCOME. Operating income increased $5.6 million, or 77.8%, to $12.8 million for the six months ended October 31, 2004 from $7.2 million for the six months ended October 31, 2003. The increase in operating income was primarily due to improved operating margins in gaming, food and beverage, and operations in Casino Apache and the Travel Center.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $5.2 million to $5.0 million for the six months ended October 31, 2004 from $0.2 million for the six months ended October 31, 2003. The increase was primarily due to interest expense, net of amounts capitalized, in an amount equal to $5.4 million during the period. Other income (expenses) is comprised of interest income and other income minus interest expense and other expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2004 and October 31, 2004, we had cash and cash equivalents (net of amounts in restricted accounts) of $15.8 million and $17.7 million, respectively. Our principal sources of liquidity for the fiscal year ended April 30, 2004 and the six months ended October 31, 2004 consisted of cash flows from operating activities, which was $11.6 million used by operating activities for the six months ended October 31, 2004 compared to $19.7 million provided by operating activities for the six months ended October 31, 2003. Net income provided $7.8 million for the six months ended October 31, 2004, compared to $7.4 million for the six months ended October 31, 2003. A total of $23.0 million was used to pay the final compact settlement in August 2004 as compared to $5.4 million provided by revenue sharing and regulatory fees in the six months ended October 31, 2003.

     Cash used in investing activities for the six months ended October 31, 2004 and 2003 was $46.0 million and $55.7 million, respectively, and primarily relates to construction costs for the Project.

     Cash provided by financing activities for the six months ended October 31, 2004 and 2003 was $59.5 million and $33.1 million, respectively. The $26.4 million increase in cash provided from financing activities is primarily due to $4.4 million increase of cash held for use in paying construction expenditures for the construction project with the $23.0 million payment of the Compact settlement and a $10.0 million capital contribution by the Tribe offset by $7.8 million in distributions to the Tribe.

   Construction of the Resort, which began in January 2003, is expected to be completed in April 2005. As of October 31, 2004, we paid $137.8 million designing, developing, constructing, equipping and opening the Resort. We expect to incur an additional $15.3 million under our fixed price contract to complete the Project during fiscal 2005 (the Resort is expected to be completed by the April 2005). At October 31, 2004 we had balances in restricted accounts in the aggregate amount of $76.5 million, $23.8 million of which will be available for the next two payments on the notes and $46.4 million of which will be available for completion of the Project, including amounts remaining under our fixed price contract, furniture, fixtures and equipment and construction contingencies and $6.3 million for retainage. Additional funds needed to complete the Project are expected to be provided by funds from operations and equipment financing (permitted by the indenture). Capital expenditures in fiscal year 2005, other than those related to the Project, are not expected to be significant.

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

DESCRIPTION OF INDEBTEDNESS

THE NOTES

     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. The notes are secured until completion of the Resort, by first priority security interests in the following accounts:

     o an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, will be used to make the first three (3) interest payments on the notes. As of October 31, 2004, the balance in the interest reserve account was $23.8 million;

     o a construction disbursement account, which was funded at the time the notes were sold with approximately $94.3 million and will be used to fund completion of the Resort. As of October 31, 2004, the balance in the construction disbursement account was $7.4 million;

     o a construction reserve account, which was funded at the time the notes were sold approximately $53.6 million and will be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution of the Tribe's disagreement relating to the 1997 Compact. As of October 31, 2004, the balance in the construction reserve account was $38.9 million, which reflects the $25.0 million payment made to settle all disputes with the State of New Mexico related to the 1997 Compact; and

     o a construction retainage account. As of October 31, 2004, the balance the construction retainage accounts was $6.3 million.

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

GENERAL INDEBTEDNESS

     The Tribe, for the benefit of the Inn, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. The Inn has been making payments of approximately $27,000 on the BIA Note each month. As of October 31, 2004, there is approximately $1.6 million outstanding on the BIA Note.

CREDIT FACILITY

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan will be used to fund furniture, fixtures and equipment for the Project. As of October 31, 2004 there were no funds drawn under this facility.

OFF-BALANCE SHEET ARRANGEMENTS

     As of October 31, 2004, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following table sets forth, as of October 31, 2004, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

                                                PAYMENTS DUE BY PERIOD
                                               LESS THAN1-3 YEARS 3-5      MORE THAN
           CONTRACTUAL OBLIGATIONS    TOTAL     1 YEAR             YEARS     5 YEARS
          ----------------------------------  ---------            -----     -------
          Long-Term Debt
          Obligations............    $201,643      $192      $426     $507    $200,518
                                     --------  ---------  --------  --------  ----------
          Purchase Obligations (1)         15        15         -        -           -
                                     --------  ---------  --------  --------  ----------

          Total..................    $201,658  $    207   $   426  $   507    $200,518
                                     ========  =========  ======== =========  ==========

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

REGULATION AND TAXES

     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the NIGC and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended October 31, 2003 or 2004, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of October 31, 2004, we had an aggregate of approximately $201.6 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Resort's primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of October 31, 2004, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

     As of October 31, 2004, the Resort held no derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES.

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of IMG Resort and Casino's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level and designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.


(a) EXHIBITS:

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized

                                  INN OF THE MOUNTAIN GODS RESORT AND CASINO




Date:  December 15, 2004               By /s/ Michael French
                                          ----------------------------------
                                              Michael French
                                       Its:   Chief Executive Officer (Principal
                                              Executive Officer and Authorized
                                              Signatory)


Date:  December 15, 2004               By /s/ Richard Williams
                                          ----------------------------------
                                              Richard Williams
                                       Its:   Chief Financial Officer (Principal
                                              Financial Officer)


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