Form 10-Q
period 2005-01-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2005-03-17
CIK 1280352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

                                 (505) 464-7004
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]  No [X]

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                    As of              As of
                                                                 January 31,         April 30,
                                                                     2005               2004
                                                                --------------     -------------
                           ASSETS                                 (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 15,274,379      $ 15,794,943
  Restricted cash and cash equivalents                              47,586,418       133,297,243
  Accounts receivable, net                                             155,488            32,566
  Inventories                                                        1,266,088           968,585
  Prepaid expenses                                                     807,352           462,054
  Prepaid revenue sharing fees                                       1,100,173         4,218,673
  Deferred financing cost, net                                       1,625,244         1,625,244
                                                                --------------     -------------
     Total current assets                                           67,815,142       156,399,308

NON CURRENT ASSETS:
   Property, plant and equipment, net                              216,802,958       150,329,503
   Long term deferred financing cost, net                            8,102,208         9,404,249
   Other long-term assets                                            3,478,924            76,912
                                                                --------------     -------------
     Total assets                                                 $296,199,232      $316,209,972
                                                                  ============      ============

                   LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable and other short-term liabilities                  3,181,192      $    612,873
  Construction in progress accounts payable                         12,715,609        13,609,367
  Accrued expenses                                                   9,593,770         5,322,061
  Accrued revenue sharing and regulatory fees                                -        23,000,000
  Accrued interest                                                   5,200,000        12,048,378
  Deposits and advance payments                                              -           667,100
  Current portion of long-term debt                                    192,502           252,053
                                                                --------------     -------------
     Total current liabilities                                      30,883,073        55,511,832

NON CURRENT LIABILITIES:
   Long-term debt, net of current portion                          201,400,090       201,694,541
                                                                --------------     -------------

     Total liabilities                                             232,283,163       257,206,373
                                                                --------------     -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Contributed capital                                               57,352,921        56,113,676
  Retained earnings                                                  6,563,148         2,889,923
                                                                --------------     -------------
      Total equity                                                  63,916,069        59,003,599
                                                                --------------     -------------

     Total liabilities and equity                                 $296,199,232      $316,209,972
                                                                  ============      ============


        The accompanying notes are an integral part of these statements.



           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)

                                                  For the Three Months     For the Nine Months
                                                         Ended                    Ended
                                                      January 31,              January 31,
                                                   2005         2004         2005        2004
                                                ------------ -----------  ----------  ------------
Revenues:
  Gaming                                        $13,060,621  $13,588,869 $48,004,383 $45,363,920
  Food and beverage                               1,424,581    1,446,736   4,199,124   4,055,599
  Recreation and other                            7,373,459    5,817,425  15,179,218  10,280,647
                                                ------------ -----------  ----------  ------------
     Gross revenue                               21,858,661   20,853,030  67,382,725  59,700,166
     Less - promotional allowances                  186,833      472,707     335,068     900,879
                                                ------------ -----------  ----------  ------------
       Net revenue                               21,671,828   20,380,323  67,047,657  58,799,287

Operating costs and expenses:
  Gaming                                          5,740,266    6,959,042  16,075,804  20,050,318
  Hotel                                                   -            -           -     104,564
  Food and beverage                               1,548,027    1,509,715   5,084,449   4,958,118
  Recreation and other                            4,427,120    3,102,282  11,190,021   7,206,366
  General and administrative                      2,833,959    1,221,602   7,494,547   5,790,913
  Insurance (allocated by related party)            513,094      569,967     918,057     682,647
  Pension (allocated by related party)              776,111      449,966   1,788,796   1,406,934
  Telecommunication (charged by related party)       53,944       99,045     180,101     242,633
  Fees (charged by related party)                   719,117      593,300   1,621,918   1,010,365
  Pre-opening costs and expenses                  2,541,453      597,241   4,315,665   2,458,597
  Depreciation and amortization                   2,021,766    1,383,599   5,042,042   3,791,884
                                                ------------ -----------  ----------  ------------
     Total operating expenses                    21,174,857   16,485,759  53,711,400  47,703,339

Income from operations                              496,971    3,894,564  13,336,257  11,095,948

Other income (expenses):
  Interest income                                   160,746      306,760     513,363     328,812
  Interest expense, net of amounts capitalized   (1,969,830)  (1,297,188) (7,385,686) (1,297,188)
  Other income (expenses)                            (1,855)      56,665      99,214     193,931
                                                ------------ -----------  ----------  ------------
     Total other income (expenses)               (1,810,939)    (933,763) (6,773,109)   (774,445)
                                                ------------ -----------  ----------  ------------

     Net income                                 $(1,313,968)  $2,960,801  $6,563,148 $10,321,503
                                                ============  ==========  ========== ============

        The accompanying notes are an integral part of these statements.


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  For the Nine Months Ended
                                                                          January 31,
                                                                      2005               2004
                                                                 --------------     --------------
Cash flows from operating activities:
    Net income                                                   $ 6,563,148        $ 10,321,503
    Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                                5,042,042           3,791,884
      Changes in assets and liabilities:
         Restricted cash and cash equivalents                              -             (29,581)
         Accounts receivable, net of allowance                      (122,921)           (243,569)
         Inventories                                                (297,504)           (202,294)
         Prepaid revenue sharing fees                              3,119,029                   -
         Prepaid expenses                                           (345,826)           (359,058)
         Interest receivable                                         (48,563)                  -
         Other long-term assets                                   (3,353,450)                  -
         Accounts payable                                          2,568,320           3,349,046
         Construction in progress accounts payable                  (893,758)          7,306,767
         Accrued expenses                                          4,047,607           1,746,056
         Accrued revenue sharing and regulatory fees             (23,000,000)          7,671,487
         Accrued interest                                         (6,848,378)          6,000,000
         Deposits and advance payments                              (442,995)           (749,508)
                                                              ---------------    ----------------
         Net cash (used in) provided by operating activities     (14,013,249)         38,602,733

Cash flows from investing activities:
    Purchase of property, plant and equipment                    (71,515,498)        (85,214,947)
                                                              ---------------    ----------------
      Net cash used in investing activities                      (71,515,498)        (85,214,947)

Cash flows from financing activities:
    Deferred financing costs                                       1,302,041         (10,508,784)
    Cash held for construction payments                           62,710,825        (151,595,160)
    Payment of compact settlement                                 23,000,000                   -
    Borrowings on revolving line-of-credit                                 -         200,000,000
    Principal borrowings (payments) on long-term debt, net          (354,003)         (4,719,149)
    Distributions to Mescalero Apache Tribe                      (11,650,680)        (12,749,032)
    Contributions from Mescalero Apache Tribe                     10,000,000          31,269,599
                                                              ---------------    ----------------
Net cash provided by financing activities                         85,008,183          51,697,474
                                                              ---------------    ----------------

Net (decrease) increase in cash and cash equivalents                (520,564)          5,085,260

Cash and cash equivalents, beginning of period                    15,794,943           9,331,922
                                                              ---------------    ----------------
Cash and cash equivalents, end of period                        $ 15,274,379          14,417,182
                                                              ===============    ================


        The accompanying notes are an integral part of these statements.

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

              FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2005

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

     Casino Apache (the "Casino") offered Class III gaming as defined by the Indian Gaming Regulatory Act ("IGRA"), on tribal land in Mescalero, New Mexico and was subsequently closed on February 21, 2005. The Casino Apache Travel Center (the "Travel Center"), which opened for business on May 22, 2003, also offers Class III gaming as defined by the Indian Gaming Regulatory Act, on tribal land in Mescalero. The Inn of the Mountain Gods (the "Inn") operated a 253-room resort hotel located on the Tribe's reservation in Mescalero. The resort hotel has been demolished as of April 30, 2003 and the construction of a new resort hotel and casino (the "Resort Project") on the same site is in process and is scheduled for completion in the fourth quarter of fiscal year 2005. Ski Apache operates a ski resort within the Tribe's reservation in Mescalero and on the U.S. Forest Service land. The IMG Resort and Casino's activities primarily support the development and management efforts related to the new resort.

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

     DEFERRED FINANCING COSTS

     Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $11,029,493 as of April 30, 2004 and $9,727,452 as of January 31, 2005.

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

     Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

          Non-gaming equipment, furniture and other              3 - 15 years
          Gaming equipment                                       5 - 7 years
          Leasehold and land improvements, lake and golf course  5 - 30 years
          Buildings, lifts and snowmaking equipment              10 - 50years

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The IMG Resort and Casino's senior notes fair value at April 30, 2004 was approximately $216.0 million and $232.0 million at January 31, 2005, based on quoted market prices.

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

     PROMOTIONAL ALLOWANCES

     The Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to their customers. The retail value of these promotional allowances are recognized by the Casino as a reduction from gross revenue. The total promotional allowances recognized by the Casino were approximately $186,833 and $472,707 for the three months ended January 31, 2005 and 2004 and $335,068 and $900,879 for the nine months ended January 31, 2005 and 2004, respectively.

     The Casino Apache Spirit Club program allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The related liability is included in accrued expenses and totaled approximately $479,488 as of January 31, 2005 and $380,000 as of April 30, 2004.

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

     In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, ACCOUNTING FOR "POINTS" AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR PREPRODUCTS, OR SERVICES TO BE DELIVERED IN THE FUTURE. On October 1, 2001, the Resorts adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Resorts offer cash equivalent rewards in certain circumstances and has reflected approximately $186,833 and $472,707 for the three months ended January 31, 2005 and 2004 and $335,068 and $900,879 for the nine months ended January 31, 2005 and 2004, respectively in the promotional allowance as an offset to gaming revenues for these incentives.

     The estimated cost of providing such complimentary allowances, as they relate to the Resorts, was included in gaming expenses as follows:

                                                  Quarter Ended January 31,
                                                        2005           2004
                                                 -------------    ------------

     Food and beverage                                 66,407         27,075
     Other                                                  -         19,307
                                                 -------------    ------------
                                                     $ 66,407       $ 46,382
                                                 =============    ============

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

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERTISING COSTS

     The IMG Resort and Casino's advertising costs are expensed as incurred and are included as general and administrative expenses in the accompanying consolidated statements of income. Advertising costs for the three months ended January 31, 2004 and 2005 were approximately $370,000 and $462,000 respectively. For the nine months ended January 31, 2004 and 2005 advertising costs were $1,048,000 and $1,526,000 respectively.

     TRIBAL TAXES

     The Resorts are subject to tribal taxes as long as the enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. The Tribe uses these funds to reimburse the Inn for advertising costs. The Resorts have recorded approximately $200,000 for taxes payable to the Tribe as of April 30, 2004 and January 31, 2005, respectively. The amounts are recorded as an accrued expense in the accompanying consolidated balance sheets.

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

     The allowance for doubtful accounts and bad debt expense was $3,448 as of January 31, 2005.

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash consists of various funds held for the construction project. The balance was $133,297,243 as of April 30, 2004 and $47,586,417 as of January 31, 2005.


NOTE 4 - INVENTORIES

    Inventories consist of the following at:
                                                                       April 30,    January 31,
                                                                          2004         2005
                                                                      -----------  -----------
    Food and beverage                                                 $   219,628  $  228,470
    Golf and pro shop                                                     132,936     505,915
    Gift shops, fuel and other                                            616,021     531,703
                                                                      -----------  -----------
      Total inventories                                               $   968,585  $1,266,088
                                                                      ===========  ===========


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment is summarized as follows at:

                                                                        April 30,   January  31,
                                                                           2004        2005
                                                                      -----------  -----------
    Land                                                             $    538,894  $   538,894
    Buildings, lifts and snowmaking equipment                          39,287,564   39,287,564
    Non-gaming equipment, furniture and other                          25,498,837   27,813,193
    Gaming equipment                                                   11,370,236   12,563,442
    Leasehold and land improvements, lake and golf course               6,480,058    6,163,234
                                                                      -----------  -----------
    Subtotal                                                           83,175,589   86,366,327

    Less accumulated depreciation and amortization                    (46,281,098) (51,413,657)
                                                                      ------------ -----------

    Property, plant and equipment, net                                 36,894,491   34,952,670
    Construction in progress                                          113,435,012  181,850,288
                                                                      -----------  ------------

                                                                     $150,329,503 $216,802,958


     The IMG Resort and Casino capitalized interest cost of $7,892,314, $4,509,966 and $11,915,057 related to construction of the Travel Center and Resort Project during the fiscal year ended April 30, 2004 and the three and nine month periods ended January 31, 2005, respectively.

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

     Until completion of the Resort Project, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and the guarantors, which had an aggregate balance of approximately $47.6 million at January 31, 2005. The Notes will, after completion of the Resort Project, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations.

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

     On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc., one of the nation's largest financial services firms. The fixed credit facility is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan will be used to fund furniture, fixtures and equipment for the Project. As of January 31, 2005, there were no funds drawn under this facility.

     Long-term debt is summarized as follows:

                                                                        April 30,   January 31,
                                                                          2004         2005
                                                                     ------------  ------------

    Senior Notes, bearing interest at a fixed rate
    of 12%, maturing in 2010                                         $200,000,000  $200,000,000

    Bureau of Indian Affairs, unsecured notes payable
    with payments of $27,100 per month, including
    interest at 8.5%, maturing in 2011.                              $  1,744,651  $  1,592,592

    Various notes payable with payments ranging from
    $3,603 to $21,900 per month, plus accrued interest
    ranging from 4.25% to 10%, maturing between 2001
    and 2004.                                                             201,943             -
                                                                     ------------  ------------
                                                                      201,946,594   201,592,592

    Less current portion                                                 (252,053)     (192,502)
                                                                     ------------  ------------

    Long-term portion                                               $ 201,694,541 $ 201,400,090
                                                                    ============= =============


     The maturities of long-term debt as of January 31, 2005 are as follows:


     2005                                                          $    192,502
     2006                                                               205,162
     2007                                                               221,125
     2008                                                               242,838
     2009                                                               264,571
     Thereafter                                                     200,466,394
                                                                    -----------
                                                                   $201,592,592
                                                                   =============

     Total interest incurred for the three months ended January 31, 2005 and 2004 respectively was $6,057,972 and $6,397,174, respectively, of which $4,509,966 and $5,099,986 was capitalized. Total interest incurred for the nine month periods ending January 31, 2005 and 2004 respectively was $18,066,297 and $9,189,500 of which $11,915,057 and $7,892,314 was capitalized.

NOTE 7 - GAMING REVENUE SHARING AND REGULATORY FEES

     The Tribe regulates the Tribe's gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the "Commission"). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. The Casino also pays a federal regulatory fee. All tribal and federal regulatory fees have been paid when due.

     On August 29, 1997, the Tribe and the State of New Mexico (the "State") entered into a Tribal-State Compact (the "Compact") to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subjected the Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the Compact are requirements for quarterly revenues sharing payments consisting of 16% of the net win from video gaming and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under the Indian Gaming Regulatory Act. On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved all of their disputes regarding the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that they would enter into a new gaming compact, the 2001 Compact, and that the Tribe would pay the State of New Mexico $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. On April 20, 2004, the Resorts paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement.

     The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the IMG Resort and Casino will begin incurring revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, the IMG Resort and Casino will begin incurring regulatory fees, at the rate of $100,000 per year, from July 22, 2004, the date the approval of the 2001 Compact was published in the Federal Register. The IMG Resort and Casino's first payment for regulatory fees under the 2001 Compact was paid on September 1, 2004, the first day of the first full calendar quarter after publication of approval of the 2001 Compact in the Federal Register. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004, the Department of Interior approved the 2001 Compact. On August 10, 2004, the IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced by $1.5 million for the quarter ended January 31, 2005.

NOTE 8 - DEFINED BENEFIT PENSION PLAN

     The Resorts participate in the Mescalero Apache Tribe Defined Benefit Plan (the "Plan"), a single-employer defined benefit pension plan that covers substantially all full-time employees of the Tribe. Individuals who provide services to the IMG Resort and Casino and the Resorts are employees of the Tribe and participate in the Plan. The Tribe is the Plan sponsor and handles all administration and funding of the Plan. The Tribe reserves the right to amend any or all provisions of the Plan. Changes to Plan provisions and contribution requirements must be approved by the Tribal Council. The Plan provides retirement, disability and death benefits to plan members and beneficiaries.

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

     Under the terms of an agreement with the Tribe executed in 2003, the Resort pays a fixed amount of 9.75% of salaries and wages as a fixed contribution to the retirement plan. The total pension expenses under this agreement were $776,111 and $449,966 for the three months ended January 31, 2005 and 2004, respectively and $1,788,796 and $1,406,934 for the nine months ended January 31, 2005 and 2004, respectively.

NOTE 9 - RISK MANAGEMENT

     The IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the three months ended January 31, 2004 and 2005, respectively.

     The Tribe is self-insured for employee health and accident insurance. The IMG Resort and Casino's employees are covered by the Plan and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $513,094 and $569,967 for the three months ended January 31, 2005 and 2004, respectively and $918,057 and $682,647 for the nine months ended January 31, 2005 and 2004, respectively.

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

     CONSTRUCTION AGREEMENT

     In September 2003, the IMG Resort and Casino entered into a construction agreement for the development of the Travel Center and the new Resort Project. Estimated construction cost is approximately $135.0 million, and as of January 31, 2005, the IMG Resort and Casino had outstanding construction commitments of approximately $5.8 million.

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

     The IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $53,944 and $99,045 for the three months ended January 31, 2005 and 2004 and $180,101 and $242,633 for the nine months ended January 31, 2005 and 2004, respectively, for such services.

    There were no amounts due to the Tribe from the Resorts at January 31, 2005 and 2004.

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



THREE MONTHS                                                            Resort/        Travel
ENDED                Gaming         Hotel/Golf/Other    Ski           Holding Co.      Center
JANUARY 31, 2004   Operations          Operations    Operations       Operations      Operations     Eliminations        Total
----------------   ------------     ---------------  -------------   ------------    ------------   --------------   -------------
Net revenue         $7,062,797            $42,067     $ 3,855,084    $       -        $9,420,375     $         -     $20,380,323
Income from
operations           1,952,972           (474,423)      1,374,966     (2,968,231)      4,009,280               -       3,894,564

Segment assets      18,054,833         10,746,540      11,503,089    268,048,581      29,874,825      (29,281,099)   308,946,769





THREE MONTHS                                                            Resort/        Travel
ENDED                Gaming         Hotel/Golf/Other    Ski           Holding Co.      Center
JANUARY 31, 2005   Operations          Operations    Operations       Operations      Operations     Eliminations        Total
----------------   ------------     ---------------  -------------   ------------    ------------   --------------   -------------
Net revenue        $5,805,239         $         -    $ 5,526,290      $    (2,976)    10,343,275      $         -    $ 21,671,828
Income (loss)
from operations    (3,037,714)             (9,460)     2,122,048       (1,985,190)     3,407,287                -         496,971

Segment assets     11,564,298          10,094,682     13,522,296      294,985,663     38,142,034      (72,109,739)    296,199,234



NINE MONTHS                                                            Resort/        Travel
ENDED                Gaming              Hotel          Ski           Holding Co.      Center
JANUARY 31, 2004   Operations          Operations    Operations       Operations      Operations     Eliminations        Total
----------------   ------------     ---------------  -------------   ------------    ------------   --------------   -------------
Net revenue        $25,933,005        $ 2,054,267    $ 3,856,212      $   (36,431)    $26,992,234                -   $ 58,799,287

Income from
operations           8,243,116           (731,995)      (370,279)      (7,922,902)     11,878,008                -     11,095,948

Segment assets      18,054,833         10,746,540     11,503,089      268,048,581      29,874,825      (29,281,099)   308,946,769



NINE MONTHS                                                            Resort/         Travel
ENDED                Gaming               Hotel         Ski           Holding Co.      Center
JANUARY 31, 2005   Operations          Operations    Operations       Operations      Operations     Eliminations        Total
----------------   ------------     ---------------  -------------   ------------    ------------   --------------   -------------
Net revenue        $23,378,599          $        -   $ 5,526,674      $    (5,053)     $38,147,437    $        -     $ 67,047,657

Income from
operations           1,298,533              (9,460)      (53,209)      (5,906,127)      18,006,520             -       13,336,257

Segment assets      11,564,298          10,094,682    13,522,296      294,985,663       38,142,034    (72,109,739)    296,199,234



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

The Resorts are wholly owned subsidiaries of the IMG Resort and Casino. The IMG Resort and Casino was established on April 2, 2003 for the purpose of managing the Resorts. The following consolidating information is presented as of and for the three and nine months ended January 31, 2004 and 2005.


                          CONSOLIDATING BALANCE SHEETS
                             AS OF JANUARY 31, 2005
                                   (UNAUDITED)

NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                       GUARANTOR
                                          IMGRC       SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -----------   ------------    ------------  -------------
    Cash and cash equivalents         $    459,499   $ 14,814,880    $         -   $  15,274,379
    Restricted cash and cash
     equivalents                        47,586,418              -              -      47,586,418
    Accounts receivable, net                     -        155,488              -         155,488
    Inventories                              4,622      1,261,466              -       1,266,088
    Prepaids other                         326,860        480,492              -         807,352
    Prepaid revenue sharing fee                  -      1,100,173              -       1,100,173
    Deferred financing cost, net         1,625,244              -              -       1,625,244
                                        -----------   ------------    -----------   -------------
Total current assets                    50,002,643     17,812,499              -      67,815,142

Advances to affiliates                   9,314,610     20,652,303    (29,966,913)              -
Property plant and equipment, net      182,087,754     34,715,204              -     216,802,958

Long-term deferred financing
    expenses, net                        8,102,208              -              -       8,102,208
Other long-term assets                   3,335,623        143,301              -       3,478,924
Investment in subsidiaries              42,142,826              -    (42,142,826)              -
                                       ------------   ------------    -----------   -------------
    Total Assets                      $294,985,664    $73,323,307   $(72,109,739)   $296,199,232
                                       ============  =============   ============   =============

    Accounts payable and other short
     term liabilities                   $3,181,192              -   $          -       3,181,192
    Construction in progress accounts
     payable                            12,715,609              -              -      12,715,609
    Accrued expenses                     7,420,177      2,173,593              -       9,593,770
    Accrued interest                     5,200,000              -              -       5,200,000
    Current portion long-term debt               -        192,502              -         192,502
                                       ------------  -------------   ------------   -------------
Total current liabilities               28,516,977      2,366,095              -      30,883,073

    Advances from affiliates             2,552,617     27,414,296    (29,966,913)              -
    Long-term debt, net of current
     portion                           200,000,000      1,400,090              -     201,400,090
                                       ------------  -------------   ------------   -------------

Total Liabilities                      231,069,594     31,180,481    (29,966,913)    232,283,163

    Contributed Capital                 62,249,678     15,336,645    (15,336,645)     62,249,678
    Current year net income (loss)       6,563,148     19,190,349    (19,190,349)      6,563,148
    Beginning Retained earnings
    (deficit)                           (4,896,757)     7,615,832     (7,615,832)     (4,896,757)
                                       ------------  -------------   ------------   -------------
Total Equity                            63,916,069     42,142,826    (42,142,826)     63,916,069

    Total Liabilities and Equity      $294,985,663    $73,323,307   $(72,109,739)   $296,199,232
                                       ============  =============   ============   =============



                       CONSOLIDATING STATEMENTS OF INCOME
                         QUARTER ENDED JANUARY 31, 2005
                                   (UNAUDITED)

NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                           GUARANTOR
                                             IMGRC        SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
Gaming Revenue                             $        -     $13,060,621     $       -  $13,060,621
Food & Beverage Revenue                                     1,424,581                  1,424,581
Recreation & Other Revenue                          -       7,373,459             -    7,373,459
                                          ------------    ------------    ----------   ----------
    Gross Revenue                                   -      21,858,661             -   21,858,661

Promotional Allowances                          2,976         183,857                    186,833
                                          ------------    ------------    ----------   ----------
    Net Revenue (loss)                         (2,976)     21,674,804             -   21,671,828

Gaming Expenses                                67,874       5,672,392                  5,740,266
Food and Beverage Expenses                     44,311       1,503,716                  1,548,027
Retail Recreation & Other                           -       4,427,120                  4,427,120
General Administrative Expenses               450,528       2,383,431                  2,833,959
Health Insurance - Medical                     63,136         449,958                    513,094
Pension                                       112,208         663,903                    776,111
MATI Telephone Expense                         53,944               -                     53,944
Tribal Regulatory Fees                              -         719,117                    719,117
Pre Opening Expense                         1,209,697       1,331,756                  2,541,453
Depreciation Expense                          (19,487)      2,041,253             -    2,021,766
                                          ------------    ------------    ----------   ----------
Total Operating Expense                     1,982,211      19,192,646             -   21,174,857

Operating Income (loss)                    (1,985,187)      2,482,158             -      496,971

Interest Income                               159,909             837                    160,746
Interest Expense                           (1,911,858)        (57,972)                (1,969,830)
Other Income (Expense)                         (1,461)           (394)                    (1,855)
Income from affiliates                      2,424,629               -    (2,424,629)           -
                                          ------------    ------------    ----------   ----------
Non Operating Income (loss)                   671,219         (57,529)   (2,424,629)  (1,810,939)

                                          ------------    ------------    ----------   ----------
Net Income (loss)                         $(1,313,968)    $ 2,424,629   $(2,424,629) $(1,313,968)
                                          ============    ============    ==========  ===========




                       CONSOLIDATING STATEMENTS OF INCOME
                         QUARTER ENDED JANUARY, 31, 2004
                                   (UNAUDITED)

NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                           GUARANTOR
                                             IMGRC        SUBSIDIARIES    ELIMINATIONS CONSOLIDATED
                                          -------------   ------------    ------------ -------------
Gaming Revenue                            $        -      $13,588,869     $         -  $13,588,869
Food & Beverage Revenue                                     1,446,736                    1,446,736
Recreation & Other Revenue                                  5,817,425                    5,817,425
                                          -------------   ------------    ------------ -------------
  Gross Revenue                                    -       20,853,030               -   20,853,030

 Promotional Allowances                           61          472,646                      472,707
                                          -------------   ------------    ------------ -------------
   Net Revenue (loss)                            (61)      20,380,384               -   20,380,323

Gaming Expenses                            1,274,858        5,684,184                    6,959,042
Food and Beverage Expenses                   108,510        1,401,205                    1,509,715
Retail Recreation & Other                          -        3,102,282                    3,102,282
General Administrative Expenses              687,896          533,706                    1,221,602
Health Insurance - Medical                    44,879          525,088                      569,967
Pension                                      125,071          324,895                      449,966
MATI Telephone Expense                        40,006           59,039                       99,045
Tribal Regulatory Fees                       457,182          136,118                      593,300
Pre Opening Expense                          229,177          368,064                      597,241
Depreciation Expense                               -        1,383,599                    1,383,599
                                          -------------   ------------    ------------ -------------
Total Operating Expense                    2,967,579       13,518,180               -   16,485,759

Operating Income (loss)                   (2,967,640)       6,862,204               -    3,894,564

Interest Income                              302,289            4,471                      306,760
Interest Expense                          (1,297,188)               -                   (1,297,188)
Other Income (Expenses)                            -           56,665                       56,665
Income from affiliates                     6,923,340                -     (6,923,340)            -
                                          -------------   ------------    ------------ -------------
Non Operating Income (loss)                5,928,441           61,136     (6,923,340)     (933,763)

                                          -------------   ------------    ------------ -------------
Net Income (loss)                         $2,960,801       $6,923,340    $(6,923,340)  $ 2,960,801
                                          =============   ============    ============ =============



                       CONSOLIDATING STATEMENTS OF INCOME
                       NINE MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)

NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                    GUARANTOR
                                    IMGRC           SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                              ---------------    ----------------    -------------    --------------
Gaming Revenue                   $         -       $  48,004,383      $         -     $  48,004,383
Food & Beverage Revenue                1,608           4,197,516                          4,199,124
Recreation & Other Revenue                            15,179,218                         15,179,218
                              ---------------    ----------------    -------------    --------------
  Gross Revenue                        1,608          67,381,117                -        67,382,725

 Promotional Allowances                6,661             328,407                            335,068
                              ---------------    ----------------    -------------    --------------
   Net Revenue (loss)                 (5,053)         67,052,710                -        67,047,657

Gaming Expenses                      201,441          15,874,363                         16,075,804
Food and Beverage Expenses           167,202           4,917,247                          5,084,449
Retail Recreation & Other                760          11,189,261                         11,190,021
General Administrative
Expenses                           2,066,850           5,427,697                          7,494,547
Health Insurance - Medical           117,569             800,488                            918,057
Pension                              345,559           1,443,237                          1,788,796
MATI Telephone Expense               121,565              58,536                            180,101
Tribal Regulatory Fees                24,952           1,596,966                          1,621,918
Pre Opening Expense                2,817,586           1,498,079                          4,315,665
Depreciation Expense                  37,591           5,004,451                          5,042,042
                              ---------------    ----------------    -------------    --------------
Total Operating Expense            5,901,075          47,810,325                -        53,711,400

Operating Income (loss)           (5,906,128)         19,242,385                -        13,336,257

Interest Income                      501,618              11,745                            513,363
Interest Expense                  (7,319,451)            (66,235)                        (7,385,686)
Other Income (Expenses)               96,760               2,454                             99,214

Income from affiliates            19,190,349                   -     (19,190,349)                 -
                              ---------------    ----------------    -------------    --------------
Non Operating Income (loss)       12,469,276             (52,036)    (19,190,349)        (6,776,109)
(Expenses)
                              ---------------    ----------------    -------------    --------------
Net Income (loss)                 $6,563,148        $ 19,190,349    $(19,190,349)       $ 6,563,148
                              ===============    ================    =============    ==============


                       CONSOLIDATING STATEMENTS OF INCOME
                       NINE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)

NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                          GUARANTOR
                                             IMGRC      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ------------   ------------   ------------  ------------
Gaming Revenue                            $        -     $45,363,920    $        -    $45,363,920
Food & Beverage Revenue                           70       4,055,529                    4,055,599
Recreation & Other Revenue                         -      10,280,647                   10,280,647
                                          ------------   ------------   ------------  ------------
Gross Revenue                                     70      59,700,096             -     59,700,166

Promotional Allowances                        36,501         864,378                      900,879
                                          ------------   ------------   ------------  ------------
Net Revenue (loss)                           (36,431)     58,835,718             -     58,799,287

Gaming Expenses                            1,274,858      18,775,460                   20,050,318
Hotel Expenses                                     -         104,564                      104,564
Food and Beverage Expenses                   584,144       4,373,974                    4,958,118
Retail Recreation & Other                    471,800       6,734,566                    7,206,366
General Administrative Expenses            3,573,833       2,217,080                    5,790,913
Health Insurance - Medical                   117,103         565,544                      682,647
Pension                                      328,618       1,078,316                    1,406,934
MATI Telephone Expense                        40,006         202,627                      242,633
Tribal Regulatory Fees                       480,986         529,379                    1,010,365
Pre Opening Expense                        1,015,123       1,443,474                    2,458.597
Depreciation Expense                               -       3,791,884                    3,791,884
                                          ------------   ------------   ------------  ------------
Total Operating Expense                    7,886,471      39,816,868             -     47,703,339

Operating Income (loss)                   (7,992,902)     19,018,850             -     11,095,948

Interest Income                              302,289          26,523                      328,812
Interest Expense                          (1,297,188)                                  (1,297,188)
Other Income (Expenses)                                      193,931                      193,931
Income from affiliates                    19,239,304                   (19,239,304)
                                          ------------   ------------   ------------  ------------
Non Operating Income (loss)               18,244,405         220,454   (19,239,304)      (774,445)

                                          ------------   ------------   ------------  ------------
Net Income (loss)                        $10,321,503     $19,239,304  $(19,239,304)   $10,321,503
                                          ============   ============   ============  ============


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JANUARY 31, 2005
                                   (UNAUDITED)


NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                          GUARANTOR
                                            IMGRC        SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ------------   ------------   ------------  -------------
Cash flows from operating activities:
  Net income                             $6,563,148       $19,190,349    $(19,190,349) $6,563,148
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Depreciation and amortization             37,591         5,004,451               -   5,042,042

   Changes in assets and liabilities:
      Accounts receivable, net of allowance       -          (122,921)              -    (122,921)
      Inventories                              (247)         (297,257)              -    (297,504)
      Prepaid revenue sharing                     -         3,119,029               -   3,119,029
      Prepaid expenses                     (271,055)         ( 74,771)              -    (345,826)
      Interest receivable                         -           (48,563)              -     (48,563)
      Other Long term assets             (3,335,623)          (17,827)              -  (3,353,450)
      Accounts payable                    3,181,192          (612,872)              -   2,568,320
      Construction in progress
       accounts payable                    (893,758)                -               -    (893,758)
      Accrued expenses                    5,516,698        (1,469,091)              -   4,047,607
      Accrued revenue sharing and
       regulatory fees                            -       (23,000,000)              - (23,000,000)
      Accrued interest payable           (6,800,000)          (48,378)              -  (6,848,378)
      Deposits and advance payments             -            (442,995)              -    (442,995)
                                        -------------   --------------  ------------  -------------
         Net cash provided by (used
          in) operating activities        3,997,946         1,179,154   (19,190,349)  (14,013,249)
                                        -------------   --------------  ------------  -------------

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                            (68,975,456)       (2,540,042)                (71,515,498)
  Investment in subsidiaries            (19,190,349)                -    19,190,349              -
                                        -------------   --------------  ------------  -------------
       Net cash used by investing
        activities                      (88,165,805)       (2,540,042)   19,190,349   (71,515,498)
                                        -------------   --------------  ------------  -------------

Cash flows from financing activities:

  Deferred financing costs                 1,302,041                 -            -     1,302,041
  Cash held for construction payments     62,177,310           533,515            -    62,710,825
  Payment of compact settlement           23,000,000                 -            -    23,000,000
  Advances to (from) affiliates           (6,761,993)        6,761,993            -             -
  Principal borrowings (payments) on
   long-term debt, net                             -          (354,003)           -      (354,003)
  Distributions to Mescalero Apache
   Tribe                                  (5,090,000)       (6,560,680)           -   (11,650,680)
  Contributions from Mescalero Apache
Tribe                                     10,000,000                 -            -    10,000,000
                                        -------------   --------------  ------------  -------------
       Net cash provided by financing
        activities                        84,627,358           380,825            -    85,008,183
                                        -------------   --------------  ------------  -------------

Net (decrease) increase in cash and
 cash equivalents                            459,499          (980,063)           -      (520,564)

Cash and cash equivalents, beginning
 of period                                         -        15,794,943            -    15,794,943
                                        -------------   --------------  ------------  -------------
Cash and cash equivalents, end of
 period                                     $459,499       $14,814,880            -   $15,274,379
                                        =============   ==============  ============  =============



                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JANUARY 31, 2004
                                   (UNAUDITED)


NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)

                                                          GUARANTOR
                                            IMGRC        SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ------------   ------------   ------------  -------------
Cash flows from operating activities:
  Net income                             $(8,842,125)     19,163,628              -      10,321,503
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Depreciation and amortization                   -       3,791,884              -       3,791,884

   Changes in assets and liabilities:
    Restricted cash and cash equivalents           -         (29,581)             -         (29,581)
    Accounts receivable, net of
     allowance                               (96,571)       (146,998)             -        (243,569)
    Inventories                               (4,161)       (198,133)             -        (202,294)
    Prepaid Expenses                         (19,890)       (339,168)             -        (359,058)
    Accounts payable                                       3,349,046                      3,349,046
    Construction in progress
     accounts payable                      7,306,767               -                      7,306,767
    Accrued expenses                               -       1,746,056                      1,746,056
    Accrued revenue sharing and
     regulatory fees                         424,504       7,246,983              -       7,671,487
    Accrued interest payable               6,000,000                                      6,000,000
    Deposits and advance payments                  -        (749,508)             -        (749,508)
                                         ------------    ------------    ------------   -------------
        Net cash provided by               4,768,524      33,834,209              -      38,602,733
         operating activities            ------------    ------------    ------------   -------------

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                             (91,802,697)      6,587,750                    (85,214,947)
                                         ------------    ------------    ------------   -------------
        Net cash provided by (used in)
         investing activities            (91,802,697)      6,587,750              -     (85,214,947)
                                         ------------    ------------    ------------   -------------

Cash flows from financing activities:
  Deferred financing costs               (10,508,784)              -              -     (10,508,784)
  Construction in progress accounts
   payable                              (151,595,160)              -                   (151,595,160)
  Borrowings on 12% Senior Notes         200,000,000               -              -     200,000,000
  Principal payments on revolving
   line of credit                                  -      (4,719,149)                    (4,719,149)
  Distributions to Mescalero Apache
   Tribe                                           -     (12,749,032)                   (12,749,032)
  Contributions from Mescalero Apace
   Tribe                                  49,568,542     (18,298,943              -      31,269,599
                                         ------------    ------------    ------------   -------------
        Net cash provided by (used
         in) financing activities         87,464,598     (35,767,124)             -      51,697,474
                                         ------------    ------------    ------------   -------------

Net increase in cash and cash
 equivalents                                 430,425       4,654,835              -       5,085,260

Cash and cash equivalents,
beginning of period                           11,287       9,320,635              -       9,331,922
                                         ------------    ------------    ------------   -------------

Cash and cash equivalents, end of
period                                       441,712      13,975,470              -      14,417,182
                                         ============    ============    ============   =============



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

     GAMING. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of January 31, 2005, we had 39,600-square feet of combined gaming space featuring 917 slot machines and 38 table games between our facilities at Casino Apache, opened in 1992, and the Travel Center, opened in May 2003.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates and assumptions, are presented in the notes to our consolidated financial statements included elsewhere in this Form 10-Q. Management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. We believe that estimates related to the following areas involve a high degree of judgment and/or complexity: the liability associated with unredeemed Apache Spirit Club points, the estimated lives of depreciable assets, pension costs and accounts receivable. Actual results could differ from those estimates.

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

     DEFERRED FINANCING COSTS. Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $9.7 million as of January 31, 2005.

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

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 2005 COMPARED TO QUARTER ENDED JANUARY 31, 2004.

     NET REVENUES. Net revenues increased $1.3 million, or 6.4%, to $21.7 million for the quarter ended January 31, 2005 from $20.4 million for the quarter ended January 31, 2004. The increase in net revenue was primarily attributable to an increase in revenue in our ski operations of $1.4 million, up 43.2% over last year due to an increase in skier visits, directly attributable to more snowfall this year compared to last. This increase was partially offset by a $0.6 million, or a 4.4%, decline in gaming revenue for the fiscal quarter ended January 31, 2005 compared to the prior year. The decline in gaming revenue primarily relates to the impact from transitioning slots from the old casino (which was subsequently closed on February 21, 2005) to the new resort for the purpose of converting them to ticket-in ticket-out and also to inclement weather beginning in mid-November as compared to last year. Player reward redemptions are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

     GAMING. Gaming revenues decreased $0.6 million, or 4.4%, to $13.0 million for the quarter ended January 31, 2005 from $13.6 million for the quarter ended January 31, 2004. Slot revenues decreased to $11.0 million for the quarter ended January 31, 2005 from $11.5 million for the quarter ended January 31, 2004, a decrease of $0.5 million, or 4.3%. Gross slot win per unit was $122 for the quarter ended January 31, 2005 compared to $116 for the quarter ended January 31, 2004; in this period the weighted average number of units declined from 1,180 units in the quarter ended January 31, 2004 to 1,091 for the quarter ended January 31, 2005. Table games revenue decreased $0.1 million, or 4.8%, to $2.0 million for the quarter ended January 31, 2005 from $2.1 million for the quarter ended January 31, 2004. The decrease was the result of a decline of 11.4% or $1.1 million in drop offset by an increase in table game hold percentage to 23.9% for the quarter ended January 31, 2005 from 21.9% for the quarter ended January 31, 2004.

     FOOD AND BEVERAGE. Food and beverage revenues remained constant at $1.4 million for the quarter ended January 31, 2005 as compared to the quarter ended January 31, 2004.

     RECREATION AND OTHER. Recreation and other revenues increased $1.6 million, or 27.6%, to $7.4 million for the quarter ended January 31, 2005 from $5.8 million for the quarter ended January 31, 2004. The increase was due to increased revenues from Ski Apache, the convenience store, smoke shop, and gasoline and diesel sales located at Travel Center.

     PROMOTIONAL ALLOWANCES. Promotional allowances declined $0.3, or 60%, to $0.2 million for the quarter ended January 31, 2005 compared to $0.5 million for the quarter ended January 31, 2004.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $4.7 million, or 28.5%, to $21.2 million for the quarter ended January 31, 2005 from $16.5 million for the quarter ended January 31, 2004. The increase was primarily due to an increase of $1.9 million in pre-opening expenses associated with the opening of our new resort, Ski Apache expenses and general and administrative expenses offset by a $1.3 million decrease in gaming expenses.

     GAMING. Gaming expenses decreased $1.3 million, or 18.6%, to $5.7 million for the quarter ended January 31, 2005 from $7.0 million for the quarter ended January 31, 2004. The decrease was primarily due to a reduction in revenue sharing expenses associated with the Compact settlement.

     FOOD AND BEVERAGE. Food and beverage expenses remained constant at $1.5 million for the quarter ended January 31, 2005 compared to the quarter ended January 31, 2004.

     RECREATION AND OTHER. Recreation and other costs increased $1.3 million, or 41.9%, to $4.4 million for the quarter ended January 31, 2005 from $3.1 million for the quarter ended January 31, 2004. The increase was primarily attributable to the addition of new team members at the Travel Center and Ski Apache and increased cost of sales and related expenses for Ski Apache, the convenience store, smoke shop, refueling center.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.6 million, or 13.3%, to $2.8 million for the quarter ended January 31, 2005 from $1.2 million for the quarter ended January 31, 2004. The increase was primarily due to an increase in expenses due to the addition of executive staff in response to the needs of our new resort complex and increased reporting requirements associated with the issuance of the Notes as well as an increase in marketing, advertising and promotional activities.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses increased $1.9 million, or 316.7%, to $2.5 million for the quarter ended January 31, 2005 from $0.6 million for the quarter ended January 31, 2004. The increase was primarily due to expenditures for staff, training and marketing related to the opening of our new resort in March 2005. Pre-opening costs and expenses are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.6 million to $2.0 million for the quarter ended January 31, 2005 from $1.4 million for the quarter ended January 31, 2004. The increase was primarily the result of the addition of the Travel Center in May 2003 and additional equipment at ski apache and Casino Apache.

     OPERATING INCOME. Operating income decreased $3.4 million, or 87.2%, to $0.5 million for the quarter ended January 31, 2005 from $3.9 million for the quarter ended January 31, 2004. The decrease was primarily due to the reduction of gaming revenue and increased operating expenses associated with the preparations for the opening of our new resort in March 2005.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $0.9 million to $1.8 million for the quarter ended January 31, 2005 from $0.9 million for the quarter ended January 31, 2004. The increase was primarily due to interest expense, net of amounts capitalized. Other income (expenses) is comprised of interest income and other income minus interest expense and other expense.

NINE MONTHS ENDED JANUARY 31, 2005 COMPARED TO NINE MONTHS ENDED JANUARY 31,
2004

     NET REVENUES. Net revenues increased $8.2 million, or 13.9%, to $67.0 million for the nine months ended January 31, 2005 from $58.8 million for the nine months ended January 31, 2004. The increase was due to an increase in gaming revenues, ski revenues and retail revenues. Player reward redemptions are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

     GAMING. Gaming revenues increased $2.6 million, or 5.7%, to $48.0 million for the nine months ended January 31, 2005 from $45.4 million for the nine months ended January 31, 2004. Slot revenues increased to $41.4 million for the nine months ended January 31, 2005 from $39.6 million for the nine months ended January 31, 2004, an increase of $1.8 million, or 4.5%. Gross slot win per unit was $145 for the nine months ended January 31, 2005 compared to $142 for the nine months ended January 31, 2004; in this period the weighted average number of units declined from 1,180 for the nine months ended January 31, 2004 to 1,151 for the nine months ended January 31, 2005. Table games revenue increased $0.8 million, or 13.8%, to $6.6 million for the nine months ended January 31, 2005 from $5.8 million for the nine months ended January 31, 2004. The increase was the result of an increase in the table game hold percentage to 21.6% for the nine months ended January 31, 2005 from 18.1% for the nine months ended January 31, 2004, while table game drop increased $0.2 million, or 0.8%, to $31.3 million for the nine months ended January 31, 2005 from $31.1 million for the nine months ended January 31, 2004.

     FOOD AND BEVERAGE. Food and beverage revenues increased $0.1 million, or 2.4%, to $4.2 million for the nine months ended January 31, 2005 from $4.1 million for the nine months ended January 31, 2004.

     RECREATION AND OTHER. Recreation and other revenues increased $4.9 million, or 47.6%, to $15.2 million for the nine months ended January 31, 2005 from $10.3 million for the nine months ended January 31, 2004. The increase was due to increased revenues from Ski Apache, the convenience store, smoke shop, and gasoline and diesel sales located at Travel Center.

     PROMOTIONAL ALLOWANCES. Promotional allowances declined $0.6 million, or 66.7%, to $0.3 million for the nine months ended January 31, 2005 compared to $0.9 million for the nine months ended January 31, 2004.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $6.1 million, or 12.8%, to $53.7 million for the nine months ended January 31, 2005 from $47.6 million for the nine months ended January 31, 2004. The increase was primarily due to additional expenses associated with the opening of our new resort in March 2005 and increases in ski, retail and recreation expenses.

     GAMING. Gaming expenses decreased $4.0 million, or 19.9%, to $16.1 million for the nine months ended January 31, 2005 from $20.1 million for the nine months ended January 31, 2004. The decrease was primarily due to a reduction in revenue sharing expenses associated with the Compact settlement.

     FOOD AND BEVERAGE. Food and beverage expenses increased $0.1 million or 2.0%, to $5.1 million for the nine months ended January 31, 2005 from $5.0 million for the nine months ended January 31, 2004, primarily due to a decrease in the cost of sales at both the Travel Center and Casino Apache.

     RECREATION AND OTHER. Recreation and other costs increased $4.0 million, or 55.6%, to $11.2 million for the nine months ended January 31, 2005 from $7.2 million for the nine months ended January 31, 2004. The increase was primarily attributable to the addition of new team members at the Travel Center and increased cost of sales and related expenses for Ski Apache, the convenience store, smoke shop, refueling center.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.8 million, or 31.0%, to $7.5 million for the nine months ended January 31, 2005 from $5.8 million for the nine months ended January 31, 2004. The increase was primarily due to an increase in expenses due to the addition of executive staff in response to the needs of our new resort complex and increased reporting requirements associated with the issuance of the Notes as well as an increase in marketing, advertising and promotional activities.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses increased $1.8 million, or 72%, to $4.3 million for the nine months ended January 31, 2005 compared to $2.5 million for the nine months ended January 31, 2004, as a result of personnel costs and marketing expenditures in preparation of the opening of our new resort in March 2005. Pre-opening costs and expenses are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.2 million, or 31.6%, to $5.0 million for the nine months ended January 31, 2005 from $3.8 million for the nine months ended January 31, 2004. The increase was primarily the result of the addition of the Travel Center and additional equipment at Ski Apache and Casino Apache.

     OPERATING INCOME. Operating income increased $2.1 million, or 18.8%, to $13.3 million for the nine months ended January 31, 2005 from $11.2 million for the nine months ended January 31, 2004. The increase in operating income was primarily due to improved operating margins in gaming, food and beverage, and operations in Casino Apache and the Travel Center and in improved operating results at Ski Apache.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $6.0 million to $6.8 million for the nine months ended January 31, 2005 from $0.8 million for the nine months ended January 31, 2004. The increase was primarily due to interest expense, net of amounts capitalized. Other income (expenses) is comprised of interest income and other income minus interest expense and other expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2004 and January 31, 2005, we had cash and cash equivalents (net of amounts in restricted accounts) of $15.8 million and 15.3 million, respectively. Our principal sources of liquidity for the nine months ended January 31, 2005 and the nine months ended January 31, 2004 consisted of cash flows from operating activities, which was $14.0 million used by operating activities for the nine months ended January 31, 2005 compared to $38.6 million provided by operating activities for the nine months ended January 31, 2004. Net income provided $6.6 million for the nine months ended January 31, 2005, compared to $10.3 million for the nine months ended January 31, 2004. A total of $23.0 million was used to pay the final compact settlement in August 2004 as compared to $7.7 million provided by revenue sharing and regulatory fees in the nine months ended January 31, 2004.

     Cash used in investing activities for the nine months ended January 31, 2005 and 2004 was $71.5 million and $85.2 million, respectively, and primarily relates to construction costs for the Project.

     Cash provided by financing activities for the nine months ended January 31, 2005 and 2004 was $85.0 million and $51.7 million, respectively. The $33.3 million increase in cash provided from financing activities is comprised of $62.7 million of cash held for use in paying construction expenditures for the construction project with the $23.0 million payment of the Compact settlement and a $10.0 million capital contribution by the Tribe offset by $11.7 million in distributions to the Tribe.

     Construction of the Resort, which began in January 2003, is expected to be completed in April 2005. As of January 31, 2005, we paid $140.9 million designing, developing and constructing the Resort. We expect to incur an additional $5.8 million under our fixed price contract to complete the Project during fiscal 2005 (the Resort is expected to be completed by April 2005). At January 31, 2005, we had balances in restricted accounts in the aggregate amount of $47.6 million, $12.0 million of which will be available for the next two payments on the notes and $28.0 million of which was used for completion of the Project, including amounts remaining under our fixed price contract, furniture, fixtures and equipment and construction contingencies and $7.6 million for retainage. Capital expenditures in fiscal year 2005, other than those related to the Project, are not expected to be significant.

     We believe that existing cash balances, operating cash flows as well as funds available from our contemplated equipment leasing lines (permitted by the indenture) will provide adequate funds for completion of construction of the Resort, our working capital needs, planned capital expenditures, including the new resort equipment and furnishings and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, as a result of the offering, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 12% Senior Notes due 2010, or the notes.

DESCRIPTION OF INDEBTEDNESS

THE NOTES

     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. The notes are secured until completion of the Resort, by first priority security interests in the following accounts:

     o an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, will be used to make the first three (3) interest payments on the notes. As of January 31, 2005, the balance in the interest reserve account was $11.9 million;

     o a construction disbursement account, which was funded at the time the notes were sold with approximately $94.3 million and will be used to fund completion of the Resort. As of January 31, 2005, the balance in the construction disbursement account was $0.0 million;

     o a construction reserve account, which was funded at the time the notes were sold approximately $53.6 million and (i) will be used to fund contingencies related to the construction of the Resort and (ii) $25.0 million of which was used to fund a resolution of the Tribe's disagreement relating to the 1997 Compact. As of January 31, 2005, the balance in the construction reserve account was $28.0 million, which reflects the $25.0 million payment made to settle all disputes with the State of New Mexico related to the 1997 Compact; and

     o a construction retainage account. As of January 31, 2005, the balance the construction retainage accounts was $7.6 million.

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

GENERAL INDEBTEDNESS

     The Tribe, for the benefit of the Inn, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. The Inn has been making payments of approximately $27,000 on the BIA Note each month. As of January 31, 2005, there is approximately $1.6 million outstanding on the BIA Note.

CREDIT FACILITY

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan will be used to fund furniture, fixtures and equipment for the Project. As of January 31, 2005, there were no funds drawn under this facility.

OFF-BALANCE SHEET ARRANGEMENTS

     As of January 31, 2005, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following table sets forth, as of January 31, 2005, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):


                                                PAYMENTS DUE BY PERIOD
                                        --------------------------------------
                                               LESS THAN     1-3     3-5    MORE THAN
           CONTRACTUAL OBLIGATIONS    TOTAL     1 YEAR      YEARS   YEARS      YEARS
          ------------------------   -------  ----------   ------  -------  -----------
          Long-Term Debt
          Obligations............    $201,593    $192       $426    $507      $200,468
                                     --------    ----       ----    ----      --------
          Purchase Obligations (1)          6       6          -       -             -
                                           --      --       ----    ----      --------
          Total..................    $201,599    $198       $426    $507      $200,468
                                     ========  ========   =======  ======     ========

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

REGULATION AND TAXES

     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the NIGC and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended January 31, 2005 or 2004, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of January 31, 2005, we had an aggregate of approximately $201.6 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

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

     Currently, we compete with 15 tribal gaming casinos and non-tribal Casinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 11 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all which are outside of our primary market area. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. Upon completion of the Project, we intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. We will begin to compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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

     The Tribe is governed by a ten member Tribal Council, consisting of the President and Vice President of the Tribe and eight voting Tribal Council members. The President is a non-voting member of the Tribal Council and the Tribe's Vice President only votes in the event of a tie in the voting of the eight voting members of the Tribal Council. Terms of all Tribal Council members (including the President and Vice President of the Tribe) are two years, with members elected on a staggered basis with four voting members elected each year. The Vice President of the Tribe resigned in February 2005 and as a result, there is a vacancy on the Tribal Council. If there is a significant change in the composition of the Tribal Council, the new Tribal Council may not have the same agenda or goals as the current government, in particular with respect to the Project. In addition, the Tribal Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Tribal Council. Changes in the Tribal Council or its policies could result in significant changes in our structure or operations or in the Project, which could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to meet our debt service obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Resort's primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of January 31, 2005, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

     As of January 31, 2005, the Resort held no derivative instruments.

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



Date:  March 17, 2005                   By  /s/ Michael French
                                            ------------------------------------
                                                Michael French
                                        Its:    Chief Executive Officer
                                                (Principal Executive Officer
                                                and Authorized Signatory)




Date: March 17, 2005                    By  /s/ Richard Williams
                                            ------------------------------------
                                                Richard Williams
                                        Its:    Chief Financial Officer
                                                (Principal Financial Officer)


EXHIBITS INDEX

      EXHIBIT NO.        DESCRIPTION

         3.1*            Mescalero Apache Tribe Resolutions 03-05, 03-28 and
                         03-29 establishing and governing the Inn of the
                         Mountain Gods Resort and Casino adopted and approved
                         April 2, 2003, July 15, 2003 and July 15, 2003,
                         respectively.
         3.2*            Charter of the Management Board of IMG Resort and Casino.
         4.1*            Indenture, dated as of November 3, 2003, among the Mescalero Apache
                         Tribe, Inn of the Mountain Gods Resort and Casino,
                         Casino Apache, Inn of the Mountain Gods, Casino Apache
                         Travel Center, Ski Apache and U.S. Bank National
                         Association, as Trustee, relating to the 12% Senior
                         Notes due 2010 of the Inn of the Mountain Gods Resort
                         and Casino.
         4.2*            Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods
                         Resort and Casino.
         4.3*            Registration Rights Agreement, dated as of November 3,
                         2003, among the Mescalero Apache Tribe, Inn of the
                         Mountain Gods Resort and Casino, Casino Apache, Inn of
                         the Mountain Gods, Casino Apache Travel Center, Ski
                         Apache and Citigroup Global Markets Inc, as the Initial
                         Purchaser.
         10.1*           Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as
                         Design/Builder, and Rider Hunt Levett & Bailey, as Construction
                         Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.
         10.2*           Cash Collateral and Disbursement Agreement, dated as of
                         November 3, 2003, among Inn of the Mountain Gods Resort
                         and Casino, Casino Apache, Inn of the Mountain Gods,
                         Casino Apache Travel Center, Ski Apache, U.S. Bank
                         National Association, as Disbursement Agent,
                         Professional Associates Construction Services, Inc., as
                         Independent Construction Consultant and U.S. Bank
                         National Association, as Trustee.
         10.3*           Ski Apache Special Use Permit received from the United States
                         Department of Agriculture, Forest Service dated April 23, 1985.
         10.4*           Employment Agreement dated December 5, 2002, between the Mescalero
                         Apache Tribe and Michael French.
         10.5*           Employment Agreement dated September 22, 2003, between the Mescalero
                         Apache Tribe and Richard Williams.
         10.6**          Employment Agreement dated December 12, 2002 between the Mescalero
                         Apache Tribe and Brian Parrish.
         10.7**          2001 Compact between the Mescalero Apache Tribe and the State of New
                         Mexico, entered into June 1, 2004.
         31.1            Certification of Michael French, Principal Executive
                         Officer, pursuant to Rule 13a-14 and 15d-14 of the
                         Securities Exchange Act of 1934.
         31.2            Certification of Richard Williams, Principal Financial Officer,
                         pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of
                         1934.
         32.1            Certification of Michael French, Principal Financial
                         Officer and Richard Williams, Principal Financial
                         Officer, pursuant to 18 U.S.C. Section 1350, as adopted
                         pursuant to Section 906 of the Sarbanes-Oxley Act of
                         2002.


* Incorporated by reference to IMG Resort and Casino's Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

** Incorporated by reference to IMG Resort and Casino's Annual Report on Form 10-K filed with the SEC on July 29, 2004.