Form 10-K
period 2005-04-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2005-07-28
CIK 1280352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                                EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-113140

                   INN OF THE MOUNTAIN GODS RESORT AND CASINO
             (Exact Name of Registrant as Specified in Its Charter)


                NOT APPLICABLE                           75-3158926
         (State or Other Jurisdiction                 (I.R.S. Employer
       of Incorporation or Organization)           Identification Number)

            287 CARRIZO CANYON ROAD
             MESCALERO, NEW MEXICO                          88340
   (Address of Principal Executive Offices)              (Zip Code)


                                 (505) 464-7004
              (Registrant's Telephone Number, Including Area Code)

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

Yes [__]  No [X]

REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K" OR THIS "REPORT") TO (A) THE "TRIBE" REFERS TO THE MESCALERO APACHE TRIBE, A FEDERALLY RECOGNIZED INDIAN TRIBE, (B) "IMG RESORT AND CASINO" REFERS TO INN OF THE MOUNTAIN GODS RESORT AND CASINO, A BUSINESS ENTERPRISE OF THE TRIBE, (C) "CASINO APACHE" REFERS TO CASINO APACHE, A BUSINESS ENTERPRISE OF THE TRIBE, (D) THE "INN" REFERS TO INN OF THE MOUNTAIN GODS, A BUSINESS ENTERPRISE OF THE TRIBE,
(E) THE "TRAVEL CENTER" REFERS TO CASINO APACHE TRAVEL CENTER, A BUSINESS ENTERPRISE OF THE TRIBE AND (F) "SKI APACHE" REFERS TO SKI APACHE, A BUSINESS ENTERPRISE OF THE TRIBE. EACH OF CASINO APACHE, THE INN, THE TRAVEL CENTER AND SKI APACHE IS A WHOLLY-OWNED SUBSIDIARY OF IMG RESORT AND CASINO. REFERENCES IN THIS FORM 10-K TO "WE," "OUR," "RESORT" AND "US" REFER TO IMG RESORT AND CASINO.

FORWARD-LOOKING STATEMENTS

     THIS FORM 10-K INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. STATEMENTS REGARDING OUR EXPECTED FINANCIAL CONDITION, RESULTS OF OPERATIONS, BUSINESS, STRATEGIES AND FINANCING PLANS UNDER THE HEADINGS "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "BUSINESS" AND ELSEWHERE IN THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS FORM 10-K, THE WORDS "ANTICIPATE," "EXPECT," "PLAN," "INTEND," "WILL," "DESIGNED," "ESTIMATE," "ADJUST" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, INDICATE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS MAY PROVE TO BE INCORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS DISCLOSED IN THIS FORM 10-K INCLUDE, WITHOUT LIMITATION, RISKS RELATING TO THE FOLLOWING: (A) OUR LEVELS OF LEVERAGE AND ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS; (B) OUR FINANCIAL PERFORMANCE; (C) RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS; (D) REALIZING THE BENEFITS OF OUR BUSINESS PLAN AND BUSINESS STRATEGIES; (E) CHANGES IN GAMING LAWS OR REGULATIONS, INCLUDING POTENTIAL LEGALIZATION OF GAMING IN CERTAIN JURISDICTIONS; (F) THE IMPACT OF COMPETITION IN OUR MARKETS; (F) OUR ABILITY TO ATTRACT INCREASING NUMBERS OF CUSTOMERS; (G) GENERAL LOCAL, DOMESTIC AND GLOBAL ECONOMIC CONDITIONS; AND (H) OTHER FACTORS DISCUSSED UNDER "RISK FACTORS" OR ELSEWHERE IN THIS FORM 10-K.

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

ITEM 1. BUSINESS

OVERVIEW

IMG RESORT AND CASINO

     IMG Resort and Casino, established on April 2, 2003, is a wholly owned enterprise of the Tribe with the exclusive power to conduct and regulate gaming activities on the Tribe's reservation. We operate New Mexico's only all-season gaming destination resort on the Tribe's 725 square mile reservation in south-central New Mexico. We are located in the forests of the Sacramento Mountains and our operations include: a full- service casino, the Travel Center, offering 17,000 square feet of gaming space including 503 slot machines and 15 table games as of April 30, 2005; a new resort hotel and casino on the banks of Lake Mescalero; offering 38,000 square feet of gaming space including 1,000 slot machines and 41 table games as of April 30, 2005; the second largest ski resort in New Mexico; a championship golf course; big-game hunting and various other outdoor recreational activities. We are located approximately 120 miles north of El Paso, Texas and the Mexican border, approximately 200 miles south of Albuquerque, New Mexico and approximately 10 miles west of the resort town of Ruidoso. Ruidoso and its surrounding area offers tourists a variety of year-round activities, including skiing, golfing, hunting, boating, fishing, camping, swimming, horseback riding and cultural events. The neighboring town of Ruidoso Downs features the Ruidoso Downs Race Track and Casino, offering quarter horse and thoroughbred racing throughout the summer months and is home of the world's richest quarter horse race, the All-American Futurity. White Sands National Monument, which attracts in excess of 500,000 visitors a year, is located approximately 60 miles away from our properties.

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

THE PROJECT

     We have completed a two-phase construction project, which we refer to as the Project. We successfully completed Phase I of the Project, construction of our new Casino Apache Travel Center in May 2003, at a cost of $16.0 million. We have completed construction of Phase II of the Project, the Inn of the Mountain Gods Resort and Casino, on March 15, 2005. Total construction cost to complete Phase II of the Project was $143.9 million. In March 2005, the contractor was issued a certificate of substantial completion and the Resort started commercial operation on March 15, 2005. A final certificate of completion and acceptance will be issued following the successful completion of identified incomplete items. At April 30, 2005, a total of $8.1 million in retainage remains outstanding in restricted cash account with the trustee and will be disbursed following the issuance of the final completion certificate.

     Management believes the Project has positioned us as the "Southwest's Best All-Season Resort" by expanding and modernizing our gaming and hotel facilities to meet customer demand and address the limitations of our old casino, Casino Apache, and our old hotel, the Inn of the Mountain Gods. Casino Apache operated at capacity on weekends, holidays and during promotional events even though it was originally designed as a two-floor convention space and not a high-traffic casino. Casino Apache was also affected by poor ventilation and limited parking and gaming space. Although it was opened in 1975 as a luxury resort hotel, by 2002, the Inn of the Mountain Gods hotel was an aging and dated facility that required significant modernization to serve the needs of our customers. These capacity and design issues have limited our ability to attract additional gaming and resort customers from both within and beyond our primary market area. Nevertheless, our gaming revenues have continued to grow, experiencing a compound annual growth rate of approximately 12.7% from our fiscal year ended April 30, 2000 through April 30, 2005.

PHASE I -- TRAVEL CENTER

     In May 2003, we successfully completed Phase I of the Project, construction of the Travel Center, on time and on budget. The Travel Center targets locals and casual day-trip visitors and complements our gaming operations at Inn of the Mountain Gods. The Tribe funded the entire construction cost of the Travel Center with equity contributions to us from cash on hand. The 14-acre Travel Center, which includes a 30,000 square foot main building, is located on U.S. Highway 70, and at April 30, 2005 featured:

     o 17,000 square feet of gaming space including 503 slot machines and 15 table games, including blackjack and roulette;

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

     o 700 on-site parking spaces, including a separate parking area for semi-trucks, with over 24 over-sized spaces; and

     o    shuttle service to the Inn of the Mountain Gods.

PHASE II -- INN OF THE MOUNTAIN GODS RESORT AND CASINO

     In March 2005, we successfully completed Phase II of the Project, construction of IMG Resort and Casino, on time and on budget. The Resort is designed to be a premier gaming resort destination hotel and casino, targeting the mature, affluent gaming and entertainment patron, as well as middle market clientele. IMG Resort and Casino offers higher table gaming and slot machine limits and a broader mix of table games than the Travel Center. IMG Resort and Casino, as of April 30, 2005, featured:

     o a casino featuring 38,000 square feet of gaming space, 1,000 slot machines (and capacity for 1,500 machines) and 41 table games, including craps, blackjack, roulette, three-card poker and "Let it Ride";

     o a 273-room hotel, featuring over-sized deluxe guest rooms, with a balcony view of Lake Mescalero and either Sierra Blanca Mountain or the forest-lines golf course, an indoor swimming pool and fitness center including a yoga and aerobics workout area, steam and sauna facilities for both men and women and a family locker area;

     o food and beverage venues including a 158-seat indoor/outdoor casual and fine dining restaurant; a 250-seat buffet style restaurant; a 100-seat spots bar, a 75-seat night club featuring live entertainment and dancing and a "quiet" lounge featuring an oversized fireplace;

     o a 37,000 square foot events center, which can accommodate a wide variety of activities, including entertainment and sports events, such as concerts, comedy shows and boxing, as well as trade shows and exhibitions; and

     o a 1,700 space underground parking structure and 500 spaces of surface parking.

OUR BUSINESS ACTIVITIES

     IMG Resort and Casino was formed by the Tribe on April 2, 2003 to be the holding company for all of the Tribe's gaming and resort enterprises. Prior to the formation of IMG Resort and Casino, the Tribe operated all of its gaming and resort activities through four separate tribal enterprises: Casino Apache, which owned and operated the Tribe's original casino, Casino Apache, since the commencement of its operations in 1992; Ski Apache, which owned and operated the Tribe's ski resort, since the commencement of its operations in 1964; Inn of the Mountain Gods, which owned and operated the Tribe's resort hotel, the Inn of the Mountain Gods, since the commencement of its operations in 1975; and the Travel Center, which owned and operated the Tribe's second gaming facility, Casino Apache Travel Center, since the commencement of its operations in April 2003. On April 2, 2003, each of the Tribe's gaming and resort enterprises - the Travel Center, Casino Apache, Ski Apache and Inn of the Mountain Gods - were contributed to IMG Resort and Casino by the Tribe and are wholly-owned subsidiaries of IMG Resort and Casino.

GAMING

     We currently operate two gaming facilities, the Travel Center and IMG Resort and Casino. The Travel Center, opened on May 21, 2003, is located directly on U.S. Highway 70 and is highly visible to drivers in both directions. As of April 30, 2005, the Travel Center featured 17,000 square feet of gaming space, 503 slot machines and 15 table games, including blackjack and roulette. IMG Resort and Casino opened on March 15, 2005, and is located two miles off of U.S. Highway 70, adjacent to the site of our old casino, Casino Apache. As of April 30, 2005, IMG Resort and Casino featured 38,000 square feet of gaming space, 1,000 slot machines and 41 table games, including craps, blackjack, roulette, three-card poker and "Let it Ride;" a 100-seat buffet restaurant; a gift shop and approximately 2,200 customer parking spaces.

     Our gaming operations have experienced continued growth since fiscal 2000. Gaming revenues have increased from $35.4 million for the twelve months ended April 30, 2000 to $64.3 million for the twelve months ended April 30, 2005, a compound annual growth rate of 12.7%. Gaming revenues for the twelve months ended April 30, 2004 and 2003 were $60.3 million and $46.9 million, respectively. On May 21, 2003, we opened the Travel Center with approximately 500 slot machines, comprised of approximately 200 slot machines moved from Casino Apache and approximately 300 new slot machines. On March 15, 2005, we opened the IMG Resort and Casino with 1,000 slots and 41 table games.

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

SKIING

     We have owned and operated Ski Apache since 1964. Ski Apache has 750-acres of ski area and is the second largest snow ski area (based upon acres of ski area) in the State of New Mexico. Our ski resort is located on U.S. Forest and Tribal land on the 12,003-foot Sierra Blanca Mountain, on the southern tip of the Rocky Mountains, approximately 20 miles from the site of the Resort. Approximately 200,000 skiers, primarily from New Mexico, Texas, Arizona and Mexico, visited Ski Apache during each of our last three ski seasons, which typically run from Thanksgiving to Easter. At April 30, 2005, Ski Apache featured:

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

BUSINESS STRATEGY

     We are the only full-service casino operator offering both slot machines and table games within our primary market area, which encompasses southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell, western Texas, including the cities of El Paso, Lubbock and Odessa and northern Mexico, including Ciudad Juarez. Our primary feeder markets include cities over 200 miles away. We have identified this market based on information we have obtained from our approximately 118,630 member customer loyalty program, the

Apache Spirit Club. We believe that our facilities will continue to be attractive to these customers because of our location. Within our primary market area we are the closest gaming facility to offer both slot machines and table games and we are the closest resort destination offering all-season amenities, including skiing and championship golf.

     We believe that as a result of completing the Project, we will be able to increase penetration within our existing primary market and expand our market to include a greater number of customers from New Mexico, Mexico, Texas, Oklahoma, Colorado, Arizona, and California. We intend to fully implement a comprehensive business and marketing strategy to enhance operations at our facilities. Key measures include:

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

     o SHOULDER AND OFF-PEAK MARKETING - Create targeted promotions to achieve higher utilization during shoulder and off-peak periods; and

     o EXPAND CUSTOMER LOYALTY PROGRAM - Continue to expand the Apache Spirit Club across all of our resort facilities, to recognize gaming and non-gaming spending habits and create individually targeted promotions for our customers. We have increased memberships in the Apache Spirit Club by approximately 61.0% from March 2003 through April 2005.

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

     We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. We intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. We hope that with the completion of the Project, we will be able to compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country.

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

EMPLOYEE AND LABOR RELATIONS

     As of April 30, 2005, we had 1,627 full-time team members, excluding approximately 400 additional full-time team members which will be hired during the ski season at Ski Apache, which typically runs from Thanksgiving to Easter. We hired approximately 450 additional full-time team members in connection with the opening of the Resort. We have developed and implemented training programs for our hotel and resort team members and believe that we will be able to hire and train a sufficient number of employees for the operation of the Resort. Our team members are not covered by any collective bargaining agreements. We believe we have good labor relations with our team members.

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

ITEM 2. PROPERTIES

     We do not currently, and will not, own the land on which our gaming and resort enterprises are located, including the IMG Resort and Casino, the Travel Center and a portion of Ski Apache. The U.S. government holds all of the land in trust for the benefit of the Tribe. The use of tribal land is provided to us rent-free. In addition, we have a special use permit from the United States Department of Agriculture, Forest Service for the operation of the remaining portion of Ski Apache. The special use permit expires on December 31, 2014.

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

ITEM 6. SELECTED FINANCIAL DATA

                  SELECTED HISTORICAL FINANCIAL AND OTHER DATA

     The selected financial data set forth below for each of the five fiscal years ended April 30, 2001, 2002, 2003, 2004, and 2005 have been derived from our audited financial statements. You should read the following financial data in conjunction with the section in this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our financial statements and the related notes included in this Form 10-K beginning on page F-1. Our financial statements for each of the fiscal years ended April 30, 2001, 2002, 2003 and 2004 were audited by Grant Thornton LLP. Our financial statements for the year ended April 30, 2005, were audited by BDO Seidman LLP, an independent registered public accounting firm, and are included in this Form 10-K.


                                                                       FISCAL YEAR ENDED
                                                                            APRIL 30,
                                              -----------------------------------------------------------------------
                                                        2001        2002          2003         2004          2005
                                                                         (DOLLARS IN THOUSANDS)
STATEMENTS OF INCOME DATA:
Revenues:
 Gaming.......................                         $ 39,655      $ 41,845     $ 46,942      $ 60,277     $ 64,254
 Food and beverage............                            5,152         5,287        4,894         5,615        6,369
 Rooms........................                            4,777         4,608        3,394            --        1,168
 Recreation and other.........                           11,713        11,229       11,953        16,472       23,013
                                                      ---------      --------     --------     ---------     ---------
Gross revenues................                           61,297        62,969       67,183        82,364       94,804
 Less: promotional allowances.                              408           783          931         1,437        1,770
                                                      ---------      --------     --------     ---------     ---------
Net revenues..................                         $ 60,889      $ 62,186     $ 66,252      $ 80,927     $ 93,034
Operating expenses:                                   ---------      --------     --------     ---------     ---------
 Gaming.......................                           17,512        17,962       19,458        25,406       25,765
 Reversal of accrued fees                                     -             -            -       (27,136)           -
 Food and beverage............                            5,310         5,067        4,955         6,587        7,274
 Rooms........................                            2,517         2,219        1,552           120          651
 Recreation and other.........                            5,335         5,245        5,757        10,702       15,435
 General and administrative...                            6,529         5,672        6,500         9,038        9,841
 Intercompany allocations
  and charges.................                                -         2,726        3,183         4,271        5,544
 Pre-opening costs and expenses                               -             -        1,390         3,072        8,324
 Depreciation and amortization                            4,077         3,916        9,213         4,930        7,270
                                                      ---------      --------     --------     ---------     ---------
 Total operating expenses.....                           41,280        42,807       52,008        36,990       80,104
                                                      ---------      --------     --------     ---------     ---------
Income from operations........                           19,609        19,379       14,244        43,937       12,930
Interest income...............                            1,545           288          190           802          657
Interest expense, net of amounts
 capitalized..................                             (497)         (196)           -        (5,252)     (11,544)

Other non-operating income....                              198            75          171           258           97
                                                      ---------      --------     --------     ---------     ---------
Net income....................                         $ 20,855      $ 19,546     $ 14,605      $ 39,745     $  2,140
                                                      =========      ========     ========     =========     ========
OTHER FINANCIAL DATA:
EBITDA(1).....................                         $ 23,884      $ 23,370     $ 23,628      $ 49,125     $ 20,200
Capital expenditures..........                              928         1,633       30,735       107,003       88,661
Cash provided by (used in) operating
 activities...................                           26,614        57,783       32,021        38,113       (3,135)


                                                                                AS OF APRIL 30,
                                                      --------------------------------------------------------------------
                                                          2001          2002        2003           2004        2005

                                                                  (DOLLARS IN THOUSANDS, EXCEPT PROPERTY DATA)
PROPERTY DATA (AS OF END OF PERIOD EXCEPT
WIN PER DAY DATA,
UNAUDITED):
Gross slot win per day...........                          $   125       $  134     $   155      $   140     $    147
Table game win per day...........                          $   550       $  505     $   632      $   580     $    646
Number of slot machines..........                              827          839         803        1,180        1,503
Number of table games............                               25           25          25           38           56
Number of hotel rooms............                              252          252          --           --          273
Number of restaurant seats.......                              450          450         200          200          803
Gaming square footage............                           22,600       22,600      22,600       39,600       55,000

BALANCE SHEET DATA:
Cash and cash equivalents........                         $ 15,188      $21,810     $ 9,332      $15,795     $ 13,718
Total assets.....................                           74,438       82,506      96,595      316,210      293,694
Total debt and capital lease obligations                     2,729        2,104       7,453      201,947      201,528
Total equity.....................                           37,609        6,098       1,159       59,004       58,143


---------------

(1) We define EBITDA as earnings before interest, taxes, depreciation and amortization. We are instrumentalities of a sovereign Indian nation and are not subject to federal or state income tax. Below is a quantitative reconciliation of EBITDA to the most directly comparable GAAP financial performance measure, which is net income:



                                                                            FISCAL YEAR ENDED
                                                                                 APRIL 30,
                                                        ---------------------------------------------------------
                                                         2001          2002         2003        2004     2005

                                                                         (DOLLARS IN THOUSANDS)
Net income......................                    $ 20,855       $ 19,546     $ 14,605     $ 39,745     $  2,140
 Interest expense (income), net.                      (1,048)           (92)        (190)       4,450       10,790
 Depreciation and amortization..                       4,077          3,916        9,213        4,930        7,270
                                                    --------       --------     --------     --------     ---------
EBITDA..........................                    $ 23,884       $ 23,370     $ 23,628     $ 49,125     $ 20,200
                                                    ========       ========     ========     ========     =========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

     IMG Resort and Casino is an unincorporated enterprise of the Tribe. The Tribe formed IMG Resort and Casino to operate its resort enterprises, comprised of Casino Apache Travel Center, Ski Apache and Inn of the Mountain Gods, each of which is an unincorporated Tribal enterprise wholly-owned by IMG Resort and Casino. The combined activities of these enterprises comprise the operations of IMG Resort and Casino. Our four primary areas of operation are:

     GAMING. Our gaming activities are authorized by IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of April 30, 2005, we had 55,000-square feet of combined gaming space featuring 1,503 slot machines and 56 table games between our facilities at IMG Resort and Casino, opened in March 2005, and the Travel Center, opened in May 2003.

     FOOD AND BEVERAGE. IMG Resort and Casino operates Wendell's, a 158-seat casual and fine dining restaurant; Gathering of the Nations Buffet, a 250-seat buffet style restaurant; a 100-seat sports bar; a 75-seat night club featuring live entertainment and dancing, Wendell's Lounge, a "piano" lounge featuring an oversized fireplace and the Apache Summit BBQ restaurant, a 85-seat casual restaurant in the golf clubhouse. The Travel Center features Smoky `Bs, a 135-seat casual dining restaurant and two sports type bars. Ski Apache operates one main restaurant and five satellite food and beverage outlets.

     ROOMS. On March 15, 2005, we opened IMG Resort and Casino which includes 273 luxury hotel rooms. The hotel varies between four and eight stories in height, depending upon the location along the hotel corridor, and allows for easy traveling distance to and from the casino and events center. Our over-sized deluxe guest rooms are either 480 square feet or 610 square feet and our suites are 1,200 square feet (with the ability to connect to a 480 square foot deluxe guest room, providing a total of 1,680 square feet in that configuration). In-room amenities include high-speed Internet access, coffee makers, ironing boards and irons, mini-bars, toiletries, free and pay-per-view movies and other standard and premium channels. All rooms feature a balcony view of Lake Mescalero and either Sierra Blanca Mountain or the forest-lined golf course. The hotel also features an indoor swimming pool and fitness center including a yoga and aerobics workout area, steam and sauna facilities for both men and women and a family locker area.

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

     DISPOSAL OF LONG-LIVED ASSETS. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144, provides for the treatment of the disposal of long-lived assets. SFAS 144 provides that if an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life. In January 2003, we demolished a substantial portion of the Inn to allow for the construction of the Resort. As a result of the demolition, the adoption of SFAS 144 for the fiscal year ended April 30, 2003 had the effect of increasing depreciation in fiscal 2003 by $5.4 million.

     CAPITALIZATION OF INTEREST. In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" ("SFAS 34"), interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is capitalized on amounts expended on the project using the weighted-average cost of our outstanding borrowings. Capitalization of interest started with the construction of the project began in January 2004 and ended with the completion of the project in March 2005. Interest capitalized on the Resort project totaled $14.3 million for the twelve months ended April 30, 2005.

     PRE-OPENING AND DEVELOPMENT COST. Pre-opening and development cost are expensed as incurred, consistent with Statement of Position 98-5 "REPORTING ON THE COST OF START-UP ACTIVITIES." Pre-opening cost for the IMG Resort and Casino were $8.3 million for the fiscal year ended April 30, 2005 and consisted principally of personnel costs, training costs, marketing cost and payroll costs for retaining the former employees of the Inn.

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

     On April 20, 2004, the Tribe settled with the State of New Mexico all of its obligations under the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that the Tribe would pay the State of New Mexico $25.0 million and enter into a new compact, which we refer to as the 2001 Compact. On April 20, 2004, we paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement. The settlement agreement provided that the $25.0 million payment settles all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the Resort began accruing revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, the Resort began accruing regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with our first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. As a result of the compact settlement, the Resort reversed approximately $27.1 million of previously recorded revenue sharing expenses. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004 the Department of Interior approved the 2001 Compact. The Resort made the remaining $23.0 million payment required under the settlement agreement in August 2004. Following the payment of the $25.0 million settlement amount, the additional $3.0 million we had reserved to pay for our accrued liability relating to the 1997 Compact, held in a restricted account, became unrestricted cash. The settlement with the State of New Mexico was reflected in operating costs and expenses as a settlement of revenue sharing and regulatory fees in the consolidated statements of income and regulatory fees paid in advance through 2005 and recorded as a prepaid expense in the consolidated balance sheets.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2005 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2004

     NET REVENUES. Net revenues increased $12.1 million, or 15.0%, to $93.0 million for the fiscal year ended April 30, 2005 from $80.9 million for the fiscal year ended April 30, 2004. The increase was due to increases in gaming revenues, food and beverage revenue, recreation and retail revenue, and revenue from our new hotel. Player reward redemptions are included in gross revenues but are deducted as a promotional allowance to arrive at net revenues.

     GAMING. Gaming revenues increased $4 million, or 6.6%, to $64.3 million for the fiscal year ended April 30, 2005 from $60.3 million at the fiscal year ended April 30, 2004. Slot revenues led the increase, growing to $55.2 million for the fiscal year ended April 30, 2005 from $64.3 million for the fiscal year ended April 30, 2004, an increase of $2.5 million, or 4.7%. Gross slot win per unit was $147 for the fiscal year 2005 compared to $140 for the fiscal year 2004; in this period the weighted average number of units increased by 323, or 27.4%. Table games revenue increased $1.5 million, or 19.7%, to $9.1 million for the fiscal year ended April 30, 2005 from $7.6 million for the fiscal year ended April 30, 2004. The increase was the result of the increase in the table game hold to 22.5% for the fiscal year ended April 30, 2005 from 18.7% for the fiscal year ended April 30, 2000, while drop remained relatively stable increasing $0.2 million to $40.5 million for fiscal year 2005 from $40.2 million for fiscal year 2004.

     FOOD AND BEVERAGE. Food and beverage revenues increased $0.8 million, or 14.3%, to $6.4 million for the fiscal year ended April 30, 2005 from $5.6 million for the fiscal year ended April 30, 2004. The increase was due to the opening of IMG Resort and Casino in March 2005 and increased sales at Smokey B's, our casual dining restaurant at the Travel Center.

Smokey B's, our casual dining restaurant at the Travel Center in May 2003 and the opening of the new resort in March 2005.

     ROOMS. Room revenues totaled $1.2 million for the fiscal year ended April 30, 2005 following the opening of the new resort in March 2005.

     RECREATION AND OTHER. Recreation and other revenues increased $6.5 million, or 39.4%, to $23.0 million for the fiscal year ended April 30, 2005 from $16.5 million for the fiscal year ended April 30, 2004. The increase was due to increases in revenues at Ski Apache as a result of additional skiers due to a much better then average snowfall and increased retail revenues at the Travel Center.

     PROMOTIONAL ALLOWANCES. Promotional allowances increased $0.4 million, or 28.6%, to $1.8 million for the fiscal year ended April 30, 2005 from $1.4 million for the fiscal year ended April 30, 2004. The increase in gaming revenues and the opening of IMG Resort and Casino have resulted in an increase in promotional allowances.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $43.1 million, or 116.5%, to $80.1 million for the fiscal year ended April 30, 2005 from $37.0 million for the fiscal year ended April 30, 2004. The increase was primarily due to the reversal of previously recorded revenue sharing and State regulatory fees as a result of the settlement of the Compact dispute offset by an increase in our gaming and pre-opening expenses and depreciation expense associated with the opening of IMG Resort and Casino in March 2005.

     GAMING. Gaming expenses increased $0.4 million, or 1.6%, to $25.8 million for the fiscal year ended April 30, 2005 from $25.4 million for the fiscal year ended April 30, 2004. The increase was primarily due to the addition of team members at IMG Resort and Casino which opened in March 2005.

     FOOD AND BEVERAGE. Food and beverage expenses increased $0.7 million or 0.7%, to $7.3 million for the fiscal year ended April 30, 2005 from $6.6 million for the fiscal year ended April 30, 2004, primarily due to the addition of food and beverage team members at IMG Resort and Casino which opened in March 2005.

     ROOMS. Costs and expenses associated with hotel rooms increased $0.6 million, or 600.0%, to $0.7 for the fiscal year ended April 30, 2005 from $0.1 million for the fiscal year ended April 30, 2004, due to the opening of IMG Resort and Casino in March 2005.

     RECREATION AND OTHER. Recreation and other costs increased $4.7 million, or 43.9%, to $15.4 million for the fiscal year ended April 30, 2005 from $10.7 million for the fiscal year ended April 30, 2004. The increase was primarily attributable to the increased cost of sales and related expenses for the convenience store, smoke shop, refueling center and laundry and shower facilities and additional expenses at Ski Apache to support the additional skier visits during the year ended April 30, 2005.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.8 million, or 8.9%, to $9.8 million for the fiscal year ended April 30, 2005 from $9.0 million for the fiscal year ended April 30, 2004. The increase was primarily due to an increase in expenses due to the addition of executive staff in response to the needs of our new resort complex and increased reporting requirements associated with the issuance of the Notes as well as an increase in marketing, advertising and promotional activities.

     PENSION EXPENSES. Pension expenses allocated by the Tribe decreased $0.6 million, or 31.6%, to $1.3 million for the fiscal year ended April 30, 2005 from $1.9 million for the fiscal year ended April 30, 2004. The decrease was primarily due to the decision by the Tribe to curtail the retirement plan on November 30, 2004, resulting in our ability to cease making contributions to the retirement plan as of that date.

     GAMING REGULATORY COMMISSION EXPENSES. Gaming and regulatory commission expenses allocated by the Tribe increased $1.4 million, or 116.7%, to $2.6 million for the fiscal year ended April 30, 2005 from $1.2 million for the fiscal year ended April 30, 2004. The increase was primarily due to an increase in expenses due to the addition of staff in response to the needs of IMG Resort and Casino.

     MEDICAL INSURANCE EXPENSES. Medical and health insurance expenses administered by the Tribe increased $0.5 million, or 55.6%, to $1.4 million for the fiscal year ended April 30, 2005 from $0.9 million for the fiscal year ended

April 30, 2004. The increase was primarily due to an increase in expenses due to the addition of staff in response to the needs of IMG Resort and Casino.

     TELECOMMUNICATIONS EXPENSES. Telecommunications expenses charge by the Mescalero Apache Telecommunications decreased $0.1 million, or 33.3%, to $0.2 million for the fiscal year ended April 30, 2005 from $0.3 million for the fiscal year ended April 30, 2004. The decrease was primarily due to use of advanced technology at IMG Resort and Casino.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses were $8.3 million for the fiscal year ended April 30, 2005 compared to $3.1 million for the fiscal year ended April 30, 2004, and consisted principally of personnel costs, training costs and payroll costs for retaining the former employees of the Inn. Pre-opening costs and expenses are expensed as incurred.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.4 million to $7.3 million for the fiscal year ended April 30, 2005 from $4.9 million for the fiscal year ended April 30, 2004. The increase was primarily the result of the opening of IMG Resort and Casino in March 2005.

     OPERATING INCOME. Operating income decreased $31.0 million, or 70.6%, to $12.9 million for the fiscal year ended April 30, 2005 from $43.9 million for the fiscal year ended April 30, 2004. The decrease in operating income was primarily due to the reversal of previously recorded revenue sharing and State regulatory fees as a result of the settlement of the Compact dispute in the prior year and increase in pre-opening expenses and depreciation expenses associated with the opening of IMG Resort and Casino in March 2005.

     OTHER INCOME (EXPENSES). Other income (expenses) increased $6.6 million to $(10.8) million for the fiscal year ended April 30, 2005 from $(4.2) million for the fiscal year ended April 30, 2004. The increase was primarily due to interest expense, net of amounts capitalized, in an amount equal to $11.5 million during the period. Other income (expenses) is comprised of interest income and other income minus interest expense and other expense.

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

     PENSION EXPENSES. Pension expenses allocated by the Tribe increased $0.3 million, or 18.8%, to $1.9 million for the fiscal year ended April 30, 2004 from $1.6 million for the fiscal year ended April 30, 2003. The increase was primarily due to an increase in expenses due to the addition of staff in response to the needs of the Travel Center.

     GAMING REGULATORY COMMISSION EXPENSES. Gaming and regulatory commission expenses allocated by the Tribe increased $0.4 million, or 50.0%, to $1.2 million for the fiscal year ended April 30, 2004 from $0.8 million for the fiscal year ended April 30, 2003. The increase was primarily due to an increase in expenses due to the addition of staff in response to the needs of the Travel Center.

     MEDICAL INSURANCE EXPENSES. Medical and health insurance expenses administered by the Tribe increased $0.3 million, or 50.0%, to $0.9 million for the fiscal year ended April 30, 2004 from $0.6 million for the fiscal year ended April 30, 2003. The increase was primarily due to an increase in expenses due to the addition of staff in response to the needs of the Travel Center.

     TELECOMMUNICATIONS EXPENSES. Telecommunications expenses charge by the Mescalero Apache Telecommunications increased $0.1 million, or 50.0%, to $0.3 million for the fiscal year ended April 30, 2004 from $0.2 million for the fiscal year ended April 30, 2003. The increase was primarily due to an increase in expenses due to the opening of the Travel Center.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2005 and 2004, we had cash and cash equivalents (net of amounts in restricted accounts) of $13.7 million and $15.8 million, respectively. Our principal sources of liquidity for fiscal year 2005 consisted of net cash provided by financing activities of $95.2 million and for fiscal 2004 consisted of net cash provided in operating activities of $38.1 million. Net cash used in operating activities for fiscal 2005 were primarily a payment of revenue sharing expenses of $23.0 million as a result of the compact settlement. Net cash provided by operating activities for fiscal 2004 increased $6.1 million over fiscal 2003. Cash flows from operating activities was $38.1 million for the fiscal year ended April 30, 2004 compared to $32.0 million for the fiscal year ended April 30, 2003. The $6.1 million increase included net income of $39.7 million in net income with increases in interest payable of $12.0 million offset by a reduction of accrued revenue sharing and regulatory fees of $16.8 million and an increase in prepaid revenue sharing fees as a result of the Compact settlement.

     Cash used in investing activities for fiscal year 2005 and 2004 was $94.1 million and $100.5 million, respectively, and primarily relates to construction costs for the Project. Cash used in investing activities for fiscal year 2003 was $23.5 and primarily relates to construction costs for the Travel Center.

     Cash provided from financing activities for fiscal year 2005 was $95.2 million and primarily related to the use of restricted cash to pay construction payables of $96.9 million along with $10.0 million in contributions by the Tribe offset by $13.0 million in Tribal distributions. Cash provided from financing activities was $68.9 million for the fiscal year ended April 30, 2004 compared to $20.9 million used by financing activities for the fiscal year ended April 30, 2003. The $89.8 million increase in cash provided from financing activities is primarily due to the issuance of $200.0 million in senior notes offset by $10.9 million in deferred financing costs, $4.7 million in debt payments, and $151.6 million of cash held for use in paying construction expenditures for the construction of the Project. Cash used from financing activities for fiscal year 2003 was $21.0 million and primarily related to distributions and payments to the Tribe offset by equity contributions to fund the Travel Center and other costs related to the Project.

     We believe that existing cash balances and operating cash flows will provide adequate funds for our working capital needs, planned capital expenditures, including equipment and furnishings for the Resort and debt service requirements for the foreseeable future. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, as a result of the offering, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 12% Senior Notes due 2010, or the Notes.

DESCRIPTION OF INDEBTEDNESS

THE NOTES

     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. At April 30, 2005 accrued interest payable on the Notes was $11.2 million. The Notes are secured until completion of the Resort, by first priority security interests in the following accounts:

     o an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, will be used to make the first three (3) interest payments on the Notes. As of April 30, 2005, the balance in the interest reserve account was $11.9 million;

     o a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of April 30, 2005, the balance in the construction disbursement account was $1,180;

     o a construction reserve account, which was funded at the time the Notes were sold approximately $53.6 million and was be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution of the Tribe's disagreement relating to the 1997 Compact. As of April 30, 2005, the balance in the construction reserve account was $15.6 million; and

     o a construction retainage account. As of April 30, 2005, the balance in the construction retainage account was $8.2 million.

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

GENERAL INDEBTEDNESS

     The Tribe, for the benefit of the Inn, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. The Inn has been making payments of approximately $27,000 on the BIA Note each month. As of April 30, 2005, there was approximately $1.5 million outstanding on the BIA Note.

CREDIT FACILITY

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc., one of the nation's largest financial services firms. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan will be used to fund furniture, fixtures and equipment for the Project. At April 30, 2005 no funds had been drawn against this facility. During May and June 2005, we drew $14.9 million against this facility to finance purchases of furniture, fixtures and equipment for the Project.

OFF-BALANCE SHEET ARRANGEMENTS

     As of April 30, 2005, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

     The following table sets forth, as of April 30, 2005, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

                                                                     PAYMENTS DUE BY PERIOD
                                                          ----------------------------------------------
                                                          LESS THAN        1-3        3-5      MORE THAN
               CONTRACTUAL OBLIGATIONS          TOTAL       1 YEAR        YEARS      YEARS      5 YEARS
               -----------------------        --------    ---------      -------    ------     ---------
            Long-Term Debt Obligations..      $201,660         $278        $592       $646      $200,144
            Other Contractual Obligations        1,328          428         200        200           500
            Total.......................      $202,988         $706        $792       $846      $200,644



     Under the 2001 state compact, the Resort is obligated to pay revenue sharing expenses based on 8% of slot revenue and also a state regulatory fee of $100,000 per year.

     A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache's use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a quarterly occupancy fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2003, 2004 and 2005 totaled approximately $121,000, $130,000 and 137,200 respectively.

IMPACT OF INFLATION

     Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

REGULATION AND TAXES

     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the NIGC and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the fiscal years ended April 30, 2003, 2004 or 2005 , nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 151, "Inventory Costs," ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between United States and international accounting standards. SFAS No. 151 eliminates the "so abnormal" criterion in ARB 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on "normal capacity." SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material effect on our results of operations or consolidated financial position.

     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or consolidated financial position

                                  RISK FACTORS

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of April 30, 2005, we had an aggregate of approximately $201.5 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

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

     Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 11 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all which are outside of our primary market area. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. We intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. The Project will allow us to compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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

WE DO NOT HAVE A HISTORY OF OPERATING ON AS LARGE OF A SCALE AS CONTEMPLATED BY THE PROJECT.

     As a result of the Project, our business operations is significantly expanded in size and diversity. Our gaming space grew by more than 32,000 square feet (including the addition of a second casino location) and our gaming positions by approximately 700 slot machines and 22 table games. In addition, we have significantly expanded restaurant, lounge and bar operations, a fuel station and a number of additional retail facilities. The expansion of our resort operations places a significant demand on our management resources which may affect our ability to effectively manage our growth. These increased demands on our management could distract them from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to meet our debt service obligations.

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

     The Tribe is governed by a ten member Tribal Council, consisting of the President and Vice President of the Tribe and eight voting Tribal Council members. The President is a non-voting member of the Tribal Council and the Tribe's Vice President only votes in the event of a tie in the voting of the eight voting members of the Tribal Council. Terms of all Tribal Council members (including the President and Vice President of the Tribe) are two years, with members elected on a staggered basis so that four Tribal Council members are elected each year. The terms of four of the voting members of the Tribal Council expire in January 2006. If there is a significant change in the composition of the Tribal Council, the new Tribal Council may not have the same agenda or goals as the current government, in particular with respect to the Project. In addition, the Tribal Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Tribal Council. Changes in the Tribal Council or its policies could result in significant changes in our structure or operations or in the Project, which could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to meet our debt service obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. The Resort's primary exposure to market risk is interest rate risk associated with our short term debt. As of April 30, 2005, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

     As of April 30, 2005, the Resort held no derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and notes thereto appear on pages F-3 through F-30.

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

ITEM 9B. OTHER INFORMATION.

None.

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

     The following are our current officers and members of the Management Board of IMG Resort and Casino:

                  NAME               AGE                    POSITION
         --------------------------------------------------------------------------------------
         Mark Chino...........       51      Management Board  Member (Chairperson),
                                             President of the Tribe
         Frederick Chino, Sr.        60      Management Board Member,
                                             Vice President of the Tribe
         Alfred LaPaz                57      Management Board Member,
                                             Treasurer of the Tribe
         Naomi Sainz                 49      Management Board Member,
                                             Secretary of the Tribe
         Manuel Lujan, Jr. ...       77      Management Board Member
         R. Miles Ledgerwood         50      Management Board Member
         Brian Parrish........       43      Management Board Member,
                                             Chief Operating Officer of IMG Resort and Casino
         Richard Williams.....       60      Chief Financial Officer of IMG Resort and Casino
         Wayne Marks..........       59      Director of Finance of IMG Resort and Casino

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

     FREDERICK CHINO, SR. has served as a member of the Management Board of IMG Resort and Casino since January 2005 and Vice President of the Tribe since January 2005. Mr. Chino retired from the Public Health Service in 1993 following 23 years of service and has been active in Tribal activities.

     ALFRED LAPAZ has served as a member of the Management Board of IMG Resort and Casino since June 2004. Mr. LaPaz also serves as Treasurer of the Tribal Council and as Chairperson of the Programs Committee. Mr. LaPaz's term on the Tribal Council and Executive Committee expires in January 2005. Since 2000, Mr. LaPaz has been employed by IMG Resort and Casino as Director of Security. Prior to his experience at IMG Resort and Casino, Mr. LaPaz was employed with the Federal Law Enforcement and retired as Captain after 30 years service.

     NAOMI SAINZ was appointed to the Mescalero Apache Tribal Council in August of 2004. She serves as Secretary to the Tribal Council and as Chairperson of the Audit Committee of the Management Board. Ms. Sainz has also worked with the Mescalero Fire Department since 2003. Prior to working with the Fire Department, Ms. Sainz worked as a grant writer for the Tribe from 2001-2003.

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

     BRIAN PARRISH has served as a member of the Management Board of IMG Resort and Casino and as acting Chief Operating Officer since July 2005. Prior to serving as acting Chief Operating Officer, Mr. Parrish served as the Director of Marketing of IMG Resort and Casino since January 2003. Mr. Parrish has over 15 years of marketing experience, recently at the Venetian Resort Hotel Casino in Las Vegas, Nevada, where he was Vice President of Marketing from 2000 to 2002. Prior to his experience at the Venetian, Mr. Parrish served as Vice President of Hotel Operations and Regional Marketing of the Boyd Gaming Corporation from 1999 to 2000 and as Regional Vice President of Marketing from 1997 to 1999. Mr. Parrish also served as Director of Casino Marketing for the Flamingo Hilton in Las Vegas, Nevada from 1993 to 1995. Mr. Parrish also worked in the U.S. Defense Intelligence Industry from 1983 to 1988.

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

CODE OF ETHICS

     We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors upon written request. Any such request should be sent by mail to Inn of the Mountain Gods Resort and Casino, 287 Carrizo Canyon Road, Mescalero, New Mexico 88340, Attn: Chief Operating Officer or should be made by telephone by calling (505) 464-7004.

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, as to the Chief Operating Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2005 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended April 30 indicated below.


                                   ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                   -------------------                              ----------------------
NAME AND PRINCIPAL                                                               AWARDS                   PAYOUTS
POSITION(1)                                                                      ------                   -------
-----------
                            YEAR   SALARY       BONUS    OTHER          RESTRICTED      SECURITIES    LTIP       ALL
                            ----   ------       -----    ----------     ----------      ----------    ----       ---
                                                         ANNUAL           STOCK         UNDERLYING   PAYOUTS     OTHER
                                                         ----------     ----------      ----------   -------     -----
                                                         COMPENSATION   AWARD(S)        OPTIONS/SARS             COMPENSATION
                                                         -------------  ----------      ------------             ------------


Brian Parrish,
  Chief Operating
Officer(2)...............  2005    $181,105   $76,524(3) $ 24,000(4)    $    --        $     --       $     --    $     --
                           2004    $175,072   $    --    $ 24,000(4)    $    --        $     --       $     --    $     --
                           2003    $ 72,947   $19,500    $ 10,000(4)    $    --        $     --       $     --    $     --
Michael French,
  Former Chief Operating
Officer(5)...............  2005    $267,634   $76,524(3) $ 36,000(6)    $    --        $     --       $     --    $     --
                           2004    $250,000   $23,238    $ 36,000(6)    $    --        $     --       $     --    $     --
                           2003    $107,958   $    --    $ 15,000(6)    $    --        $     --       $     --    $     --
Richard Williams,
  Chief Financial
Officer(7)...............  2005    $207,000   $76,524(3) $ 24,000(9)    $    --        $     --       $     --    $     --
                           2004    $121,667   $50,000(8) $ 16,000(9)    $    --        $     --       $     --    $     --
                           2003    $     --   $    --    $      --      $    --        $     --       $     --    $     --
Wayne Marks(10)
  Director of Finance....  2005    $125,000   $    --    $      --      $    --        $     --       $     --    $     --
                           2004    $ 10,417   $    --    $      --      $    --        $     --       $     --    $     --
                           2003    $     --   $    --    $      --      $    --        $     --       $     --    $     --

------------------

(1) Other than as set forth below, none of our other officers received compensation in excess of $100,000 during the last fiscal year.

(2) Effective July 22, 2005, Brian Parrish was appointed Chief Operating Officer and member of the Management Board of IMG Resort and Casino. Mr. Parrish was initially hired on December 12, 2002 to serve as Director of Marketing of IMG Resort and Casino and receives an annual salary of $175,072 and certain other compensation. IMG Resort and Casino has not entered into a new employment agreement with Mr. Parrish.

(3)  Consists of a bonus as per employment contract.

(4) Consists of a housing allowance of $2,000 per month, calculated from December 2003 to April 2005.

(5) Michael French was hired on December 5, 2002 and received an annual salary of $267,634 and certain other compensation. Effective July 22, 2005, Mr. French resigned as Chief Operating Officer and member of the Management Board of IMG Resort and Casino and terminated his employment agreement with IMG Resort and Casino. In connection with his resignation, IMG Resort and Casino entered into a resignation agreement with Mr. French, which provides for Mr. French to receive a lump sum payment equal to Mr. French's current annual salary, housing allowance and automobile allowance for a period of twelve months.

(6) Consists of a housing allowance of $3,000 per month, calculated from December 2002 to April 2005.





(7) Richard Williams, our Chief Financial Officer, was hired in September 2003 and receives an annual salary of $207,000 and certain other compensation.

(8)  Consists of a signing bonus.

(9) Consists of a housing allowance of $2,000 per month, calculated from September 2003 to April 2005.

(10) Wayne Marks, our Director of Finance, was hired in March 2004 and receives an annual salary of $130,000.




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

EMPLOYMENT AGREEMENTS

     BRIAN PARRISH. Effective July 22, 2005, Mr. Parrish was appointed acting Chief Operating Officer of IMG Resort and Casino. Pursuant to an employment agreement dated December 2002, Mr. Parrish provides services to the IMG Resort and Casino as its Director of Marketing until April 30, 2008. The agreement provides that either Mr. Parrish or IMG Resort and Casino may terminate the agreement for any reason whatsoever. If either Mr. Parrish or IMG Resort and Casino terminates the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Parrish the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Parrish has secured employment with another employer. IMG Resort and Casino is not required to pay any compensation if Mr. Parrish terminates the agreement voluntarily. Mr. Parrish receives an annual salary of $181,105, as well as a bonus based on one-quarter of one percent (.25%) of the adjusted net profits of IMG Resort and Casino's resort operations.

     RICHARD WILLIAMS. Pursuant to an employment agreement dated September 22, 2003, Mr. Williams provides services to the IMG Resort and Casino as its Chief Financial Officer until April 30, 2006. The agreement provides that either Mr. Williams or IMG Resort and Casino may terminate the agreement for any reason whatsoever. If either Mr. Williams or IMG Resort and Casino terminates the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Williams the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Williams has secured employment with another employer. IMG Resort and Casino is not required to pay any compensation if Mr. Williams terminates the agreement voluntarily. Mr. Williams receives an annual salary of $207,000, as well as a signing bonus, housing allowance and a bonus equal to the greater of $25,000 per year or one-quarter of one percent (.25%) of the adjusted net profits of IMG Resort and Casino's resort operations.

     WAYNE E. MARKS. Pursuant to an employment agreement dated March 2004, Mr. Marks provides services to the IMG Resort and Casino as its Director of Finance and Chief Accounting Officer until March 2007. The agreement provides that either Mr. Marks or IMG Resort and Casino may terminate the agreement for any reason whatsoever. If either Mr. Marks or the IMG Resort and Casino terminates the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Marks the then current monthly base salary, benefits and allowance continuation for a period of six months. IMG Resort and Casino is not required to pay any compensation if Mr. Marks terminates the agreement voluntarily. Mr. Marks receives an annual salary of $130,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DISTRIBUTIONS TO THE TRIBE WITH OTHER PAYMENTS

     Distributions to the Tribe were $45.7 million, $13.2 and $13.0 million for the fiscal years ended April 30, 2003, 2004 and 2005, respectively. We make distributions to the Tribe under the terms of an annual Tribal budget resolution passed at the discretion of the Tribal Council. We intend to continue to make distributions to the Tribe subject to the restrictions set forth in the indenture, which generally provide we can make no distributions unless we meet certain debt leverage tests, other than the following: (a) $5.0 million in aggregate at any one time, (b) $8.0 million a year for government services and
(c) amounts to fund a resolution of the Tribe's dispute with the State of New Mexico regarding the 1997 Compact.

     The Tribe provides health insurance to IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $0.6 million, $0.9 million and $1.4 million for the fiscal years ended April 30, 2003, 2004 and 2005, respectively.

     The Tribe provides pension benefits to IMG Resort and Casino. No contributions have been made to the Tribe for any period through October 2003. Beginning in November 2003, IMG Resort and Casino began making payments equal to our pro-rata share of the Tribe's periodic pension cost. The pro-rata periodic pension cost related to IMG Resort and Casino has been $1.6 million, $1.9 million and $1.3 million for the fiscal years ended April 30, 2003, 2004 and 2005, respectively. On November 30, 2004, the Tribe elected to curtail the retirement plan, resulting in IMG Resort and Casino's ability to cease making contributions to the retirement plan as of that date.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The following table sets forth the aggregate fees billed to IMG Resort and Casino for fiscal 2005 by BDO Seidman, LLP and Grant Thornton LLP and 2004 by Grant Thornton LLP:



                                                                                 PERCENTAGE
                                      YEAR ENDED APRIL 30,                       OF SERVICES
                                     2004                2005                2004              2005
                                     ----                ----                ----              ----
        Audit Fees                $307,241            $333,235              93.23%            96.67%
        Audit-Related Fees          22,293               6,203               6.77%             1.80%
        Tax Fees                       -                   -                   -                  -
        All Other Fees                 -                 5,281                 -               1.53%

        Total Fees                $329,534            $344,719                100%              100%

     "Audit Fees" billed during fiscal 2004 and 2005 were for professional services rendered for the audit of our financial statements. "Audit-Related Fees" were for services related to accounting consultation and review of documents filed with the Securities and Exchange Commission. "All Other Fees" consist of fees for products and services other than the services reported above.

     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for IMG Resort and Casino by its independent auditor. The Audit Committee has considered the role of BDO Seidman, LLP and Grant Thornton LLP in providing audit and audit-related services to IMG Resort and Casino and has concluded that such services are compatible with BDO Seidman, LLP and in the prior year Grant Thornton LLP's role as IMG Resort and Casino's independent auditor. For the twelve months ended April 30, 2005 BDO Seidman, LLP rendered services totaling $257,971 and Grant Thornton LLP rendered services totaling $86,748.

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

(c)   See Exhibit Index on pages 36-37 of this Annual Report on Form 10-K.

EXHIBITS INDEX
        EXHIBIT NO.           DESCRIPTION

            3.1*              Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003,
                              July 15, 2003 and July 15, 2003, respectively.
            3.2*              Charter of the Management Board of IMG Resort and Casino.
            4.1*              Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the
                              Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino
                              Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee,
                              relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and
                              Casino.
            4.2*              Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.
            4.3*              Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero
                              Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the
                              Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets
                              Inc, as the Initial Purchaser.
           10.1*              Second Amended Design/Build Construction Contract, by and among Inn of the Mountain
                              Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt
                              Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change
                              Order No. 9 thereto, dated October 24, 2003.
           10.2*              Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino
                              Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement
                              Agent, Professional Associates Construction Services, Inc., as Independent
                              Construction Consultant and U.S. Bank National Association, as Trustee.
           10.3*              Ski Apache Special Use Permit received from the United States Department of
                              Agriculture, Forest Service dated April 23, 1985.
           10.4*              Employment Agreement dated September 22, 2003, between the Mescalero Apache Tribe and
                              Richard Williams.
           10.5***            Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and
                              Brian Parrish.
           10.6               Resignation Agreement dated July 21, 2005, between IMG Resort and Casino and
                              Michael French (filed herewith).



           10.7***            2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.
           14.1***            Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort and Casino
           14.2***            Code of Ethics for Principal Executive Officer and Senior Financial Officer.
           21.1*              Subsidiaries of the Registrant.
           24.1               Power of Attorney (Included with Signature Page)

           31.1               Certification of Principal Executive Officer Pursuant to Section 302 of the
                              Sarbanes-Oxley Act of 2002 (filed herewith).
           31.2               Certification of Principal Financial Officer Pursuant to Section 302 of the
                              Sarbanes-Oxley Act of 2002 (filed herewith).
           32.1               Certification of Principal Executive Officer and Principal Financial Officer Pursuant
                              to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).



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

     *** Incorporated by reference to IMG Resort and Casino's Annual Report on Form 10-K filed with the SEC on July 29, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the Reservation of the Mescalero Apache Tribe, State of New Mexico, on July 28, 2005.

                               INN OF THE MOUNTAIN GODS RESORT AND CASINO



                                     By  /s/ Brian D. Parrish
                                        ------------------------------------
                                          Brian D. Parrish
                                     Its: Chief Operating Officer and
                                          Management Board Member

     Each person whose signature appears below constitutes and appoints Brian Parrish and Richard Williams, and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                        TITLE                                  DATE


          /s/ Mark Chino
        ---------------------------             Management Board Member (Chairperson)         July 28, 2005
              Mark Chino


          /s/ Frederick Chino, Sr.
        ---------------------------                    Management Board Member                July 28, 2005
              Frederick Chino, Sr.


          /s/ Alfred LaPaz
        --------------------------                     Management Board Member                July 28, 2005
              Alfred LaPaz


         /s/  Naomi Sainz
        --------------------------                     Management Board Member                July 28, 2005
              Naomi Sainz


         /s/ Manuel Lujan, Jr.
        --------------------------                     Management Board Member                July 28, 2005
             Manuel Lujan, Jr.









         /s/ Brian D. Parrish                   Chief Operating Officer and Management        July 28, 2005
        --------------------------                          Board Member
             Brian D. Parrish                         (Chief Executive Officer)


         /s/ Richard Williams
        --------------------------                     Chief Financial Officer                July 28, 2005
             Richard Williams


         /s/  Wayne Marks
        --------------------------                       Director of Finance                  JULY 28, 2005
              Wayne Marks                            (Chief Accounting Officer)



           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES UNINCORPORATED BUSINESS ENTERPRISES OF THE MESCALERO APACHE TRIBE

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
   Report of Independent Registered Public Accounting Firms..........     F-2
   Audited Financial Statements
     Consolidated Balance Sheets as of April 30, 2004 and 2005.......     F-4
     Consolidated Statements of Income for the Years ended
        April 30, 2003, 2004 and 2005................................     F-5
     Consolidated Statements of Changes in Equity for the Years
        ended April 30, 2003, 2004 and 2005..........................     F-6
     Consolidated Statements of Cash Flows for the Years ended
        April 30, 2003, 2004 and 2005................................     F-7
     Notes to Consolidated Financial Statements......................     F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico

We have audited the accompanying consolidated balance sheet of Inn of the Mountain Gods Resort and Casino and subsidiaries (the "Company"), an unincorporated enterprise of the Mescalero Apache Tribe, as of April 30, 2005, and the related statements of income, changes in equity, and cash flows for the year ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inn of the Mountain Gods Resort and Casino and subsidiaries as of April 30, 2005 and the results of its operations and its cash flows for the year ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

Los Angeles, California

July 1, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico

We have audited the accompanying consolidated balance sheets of the Inn of the Mountain Gods Resort and Casino and subsidiaries, an unincorporated enterprise of the Mescalero Apache Tribe, as of April 30, 2004 and the related consolidated statements of income, changes in equity, and cash flows for each of the two years in the period ended April 30, 2004. These financial statements are the responsibility of the Inn of the Mountain Gods Resort and Casino and subsidiaries management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Inn of the Mountain Gods Resort and Casino and subsidiaries, as of April 30, 2004 and the results of their operations and their cash flows for the each of the two years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Albuquerque, New Mexico
June 25, 2004


                        INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                AS OF APRIL 30,
                                                                                   2004                  2005
                                                                          -----------------   -------------------
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $    15,794,943         $  13,718,521
   Restricted cash and cash equivalents                                        133,297,243            35,870,686
   Accounts receivable, net Inventories                                             32,566               577,476
   Prepaid expenses                                                                968,585             1,429,506
   Prepaid revenue sharing fees                                                    462,054               860,189
                                                                                 4,218,673                     -
                                                                          -----------------   -------------------
     Total current assets                                                      154,774,064            52,456,378

NON CURRENT ASSETS:
   Property, plant and equipment, net                                          150,329,503           231,721,074
   Long term deferred financing cost, net                                       11,029,493             9,321,141

   Other long-term assets                                                           76,912               195,213
                                                                          -----------------   -------------------
     Total assets                                                           $  316,209,972         $ 293,693,806
                                                                          =================   ===================
                       LIABILITIES AND EQUITY
CURRENT LIABILITIES:

   Accounts payable and other short-term liabilities                        $      612,873         $   2,673,507
   Construction accounts payable                                                13,609,367             8,145,734
   Accrued expenses                                                              5,322,061            11,005,212
   Accrued revenue sharing and regulatory fees                                  23,000,000                     -
   Accrued interest                                                             12,048,378            11,200,450
   Deposits and advance payments                                                   667,100               997,365
   Current portion of long-term debt                                               252,053               254,007
                                                                          -----------------   -------------------
     Total current liabilities                                                  55,511,832            34,276,275
NON CURRENT LIABILITIES:
   Long-term debt, net of current portion                                      201,694,541           201,274,181
                                                                          -----------------   -------------------
     Total liabilities                                                         257,206,373           235,550,456
                                                                          -----------------   -------------------

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Contributed capital
                                                                                56,113,676            58,143,350
  Retained earnings (deficit)                                                    2,889,923                     -
                                                                          -----------------   -------------------
      Total equity                                                              59,003,599            58,143,350
                                                                          -----------------   -------------------
     Total liabilities and equity                                            $ 316,209,972         $ 293,693,806
                                                                          =================   ===================


        The accompanying notes are an integral part of these statements.


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                              YEARS ENDED APRIL 30,

                                                                  2003                  2004                  2005
                                                                  ----                  ----                  ----
Revenues:
   Gaming                                                   $ 46,942,180         $ 60,277,052            $ 64,254,312
   Food and beverage                                           4,893,997            5,614,672               6,368,994
   Rooms                                                       3,394,434                    -               1,168,484

   Recreation and other                                       11,952,860           16,471,890              23,012,602
                                                              ----------          -----------              ----------
     Gross revenue                                            67,183,471           82,363,614              94,804,392
     Less - promotional allowances                               931,160            1,437,129               1,770,462
                                                              ----------          -----------              ----------
       Net revenue                                            66,252,311           80,926,485              93,033,930
                                                              ----------          -----------              ----------

Operating costs and expenses:
   Gaming                                                     19,457,655           25,405,661              25,765,169
   Reversal of accrued fees                                            -          (27,136,255)                       -
   Food and beverage                                           4,955,537                                    7,273,668
                                                                                    6,587,472
   Rooms                                                       1,552,133                                      651,118
                                                                                      119,722
   Recreation and other                                        5,757,452           10,701,499              15,434,816
   General and administrative                                  6,500,909            9,037,815               9,840,983
   Pension (allocated by related party)                        1,631,828            1,886,333               1,289,615
   Gaming regulatory commission
    fees (charged by related party)                              750,821            1,193,011               2,615,775
   Insurance (allocated by related party)                        647,000              902,621               1,408,164
   Telecommunication (charged by related party)                  152,200              289,182                 231,592
   Pre-opening costs and expenses                              1,389,967            3,071,982               8,323,930
   Depreciation and amortization                               9,213,224            4,930,236               7,269,578
                                                              ----------          -----------              ----------
      Total operating expenses                                52,008,726           36,989,279              80,104,408
                                                              ----------          -----------              ----------

Income from operations                                        14,243,585           43,937,206              12,929,522

Other income (expenses):
   Interest income                                               190,120              801,266                 657,110
   Interest expense, net of amounts capitalized                        -           (5,251,687)            (11,543,860)
   Other income                                                  170,984              258,098                  97,020
     Total other income (expenses)                               361,104           (4,192,323)            (10,789,730)

     Net income                                             $ 14,604,689         $ 39,744,883             $ 2,139,792
                                                            ============         ============             ===========

                         The accompanying notes are an integral part of these statements



           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY


                              YEARS ENDED APRIL 30,


                                                                                        Retained
                                                                  Contributed           Earnings            Total
                                                                    Capital             (Deficit)           Equity
                                                               ---------------    ----------------    ----------------

Balances, April 30, 2002                                         $  3,826,099       $  2,272,257          $ 6,098,356
Contributed capital from Mescalero Apache Tribe:
  Construction of the Resort                                       14,389,215               -              14,389,215

  Forgiveness of due from Inn                                       9,443,716               -               9,443,716
  Forgiveness of allocated pension cost                             1,631,828               -               1,631,828
Distributions to Mescalero Apache Tribe:
  State revenue sharing fee accrual transfer                       (4,446,781)              -              (4,446,781)
  Forgiveness of due to Casino                                              -        (13,405,098)         (13,405,098)
  Forgiveness of due to Ski                                                 -         (1,193,833)          (1,193,833)
  Operating transfers                                                       -        (25,962,771)         (25,962,771)
Net Income                                                                  -         14,604,689           14,604,689
                                                               ---------------    ----------------    ----------------
Balances, April 30, 2003                                           24,844,077        (23,684,756)           1,159,321

Contributed capital from Mescalero Apache Tribe:
  Construction of the Resort                                       29,960,298               -              29,960,298
  Forgiveness of allocated pension cost                             1,309,301               -               1,309,301
Distributions to Mescalero Apache Tribe:
  Operating transfers                                                       -        (13,170,204)         (13,170,204)
Net income                                                                  -         39,744,883           39,744,883
                                                               ---------------    ----------------     ---------------
Balances, April 30, 2004                                           56,113,676          2,889,923           59,003,599
Contributed capital from Mescalero Apache Tribe:
  Construction of Resort                                            9,999,959               -               9,999,959
Distributions to Mescalero Apache Tribe:
  Capital Distribution/Operating Transfers                         (7,970,285)       ( 5,029,715)         (13,000,000)
Net Income                                                                  -          2,139,792            2,139,792
                                                               ---------------    ----------------     ---------------
Balances, April 30, 2005                                         $ 58,143,350       $       -             $58,143,350
                                                               ===============    ================     ===============



       These accompanying notes are an integral part of these statements.


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                              YEARS ENDED APRIL 30,

                                                                   2003                 2004                 2005
Cash flows from operating activities:                         -------------      -----------------      -----------------
     Net income                                               $ 14,604,689        $   39,744,883         $  2,139,792
     Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                            9,213,224            4,930,236             7,269,578
        Gain on sale of property, plant and equipment              (13,741)                   -                     -
        Changes in assets and liabilities:
           Restricted cash and cash equivalents                   (114,304)             (58,265)              533,514
           Accounts receivable, net of allowance                   (58,908)             143,096              (544,910)
           Inventories                                            (267,736)            (113,056)             (460,921)
           Prepaid revenue sharing fees                                  -           (4,218,673)            4,218,673
           Prepaid expenses                                        (77,586)            (173,056)             (398,135)
           Other long-term assets                                   (1,000)             (60,911)             (118,301)
           Accounts payable                                        583,895             (797,598)            2,060,634
           Accrued expenses                                        454,795            3,571,823             5,255,709
           Accrued revenue sharing and regulatory fees           7,717,219          (16,821,082)          (22,572,558)
           Accrued interest payable                                      -           12,048,378              (847,928)
           Deposits and advance payments                           (20,034)             (82,408)              330,265
                                                               -------------      -----------------      -----------------
           Net cash provided by (used in) in operating
           activities                                           32,020,513           38,113,367            (3,134,588)
                                                               -------------      -----------------      -----------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                 (30,734,563)        (107,003,099)          (88,661,149)
     Construction accounts payable                               7,155,922            6,453,445            (5,463,633)
     Proceeds from sale of property, plant and equipment            35,198                    -                     -
                                                              -------------      -----------------      -----------------
        Net cash used in investing activities                  (23,543,443)        (100,549,654)          (94,124,782)
                                                              -------------      -----------------      -----------------
Cash flows from financing activities:
     Deferred financing costs                                    (100,000)          (10,929,493)            1,708,352
     Cash held for construction payments                                -          (132,763,729)           96,893,043
     Cash proceeds from the issuance of notes                           -           200,000,000                     -
     Advances from Mescalero Apache Tribe, net                 (6,660,807)                    -                     -
     Borrowings on revolving line-of-credit                     5,000,000                     -                     -
     Principal borrowings (payments) on long-term debt,
     net                                                          349,764            (5,506,865)             (418,406)
     Distributions to Mescalero Apache Tribe                  (45,008,483)          (13,170,204)          (13,000,000)

     Contributions from Mescalero Apache Tribe                 25,464,759            31,269,599             9,999,959
                                                              -------------      -----------------      -----------------





Net cash (used in) provided by financing activities           (20,954,767)           68,899,308             95,182,948
                                                              -------------      -----------------      -----------------
Net increase (decrease) in cash and cash equivalents          (12,477,697)            6,463,021             (2,076,422)
Cash and cash equivalents, beginning of year                   21,809,619             9,331,922             15,794,943
                                                              -------------      -----------------      -----------------
Cash and cash equivalents, end of year                       $  9,331,922            15,794,943             13,718,521
Supplemental cash flow information:                           =============      =================      =================
     Cash paid for interest                                  $    173,407                60,115             24,250,669
                                                              =============      =================      =================
Non-cash investing and financing activities:
     Distributions to Mescalero Apache Tribe                 $  1,193,833          $ 38,981,173            $         -
                                                              =============      =================      =================
     Property, plant and equipment acquired through
     increase of payable, net                                $  7,155,922          $  6,453,445            $         -
     Contributions from Mescalero Apache Tribe               $  7,820,274          $  1,309,301            $         -
                                                              =============      =================      =================

         The accompanying notes are an integral part of these statements

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          APRIL 30, 2003, 2004 AND 2005


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

     Inn of the Mountain Gods (the "Casino") offers Class III gaming as defined by the Indian Gaming Regulatory Act, on the tribal land in Mescalero, New Mexico. The Casino Apache Travel Center (the "Travel Center"), which opened for business on May 22, 2003, also offers Class III gaming as defined by the Indian Gaming Regulatory Act, on tribal land in Mescalero. The Inn of the Mountain Gods (the "Inn") operated a 253-room resort hotel located on the Tribe's reservation in Mescalero. The resort hotel has been demolished as of April 30, 2003 and the construction of a new resort hotel and casino (the "Resort Project") on the same site was opened for commercial business on March 15, 2005. Ski Apache operates a ski resort within the Tribe's reservation in Mescalero and on the U.S. Forest Service land. The IMG Resort and Casino's activities primarily support the development and management efforts related to the new resorts.

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

     ACCOUNTS RECEIVABLE

     Accounts receivable consists primarily of hotel and other non-gaming receivables. The IMG Resort and Casino maintains an allowance for doubtful accounts which is based on management's estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the creditworthiness of the non-gaming customer. The collectibility of these receivables could be affected by future business or economic trends.

     INVENTORIES

     Inventories consist of food and beverage items, fuel, retail merchandise in the golf and pro shop, ski shop, gift shops and other miscellaneous items, parts and supplies. All inventories are stated at the lower of cost or market. Casino and Ski Apache inventories are determined using the first-in, first-out method. The Inn's inventories are determined using the average cost method.

     DEFERRED FINANCING COSTS

     Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $11,029,493 as of April 30, 2004 and $9,321,141 as of April 30, 2005. The amortization related to this deferred financing cost was $791,812 and $1,708,352 for the years ended April 30, 2004 and 2005, respectively.

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
                  Buildings, lifts and snowmaking equipment                                  10 - 50 years



     IMPAIRMENT OF LONG LIVED ASSETS

     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144"), which established the approach to be used in the determination of impairment.

     During the year ended April 30, 2003, the Inn demolished a substantial portion of the existing hotel building and began construction of a new resort hotel and casino facility. Under the provisions of SFAS 144, a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life. As a result of the demolition of the hotel, the adoption of SFAS 144 for the year ended April 30, 2003 resulted in an impairment of the demolished portion of the Inn's hotel related property, plant and equipment of approximately $5,391,000, which was recorded as depreciation expense in the accompanying consolidated statements of income during fiscal 2003 (see Note
     5).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The IMG Resort and Casino's senior notes was $216.0 million at April 30, 2005, based on quoted market prices.

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

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROMOTIONAL ALLOWANCES

     The Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to their customers. The retail value of these promotional allowances are recognized by the Casino as a reduction from gross revenue. The total promotional allowances recognized by the Casino were approximately $931,000, $1,437,000 and $1,770,000 for the years ended April 30, 2003, 2004 and 2005, respectively.

     The Casino's Apache Spirit Club allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled approximately $380,000 and $931,000 at April 30, 2004 and 2005, respectively.

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

     In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, ACCOUNTING FOR "POINTS" AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR PREPRODUCTS, OR SERVICES TO BE DELIVERED IN THE FUTURE. On October 1, 2001, the Resorts adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Resorts offer cash equivalent rewards in certain circumstances and has reflected approximately $837,000, $1,288,000 and $641,000 for the fiscal years ended April 30, 2003, 2004 and 2005, respectively, in the promotional allowance as an offset to gaming revenues for these incentives.

     The estimated cost of providing such complimentary allowances, as they relate to the Casino, was included in casino expenses as follows:

                                                                                Year Ended April 30,
                                                                       2003             2004               2005
                                                                  ------------     ------------       ------------
     Rooms                                                        $  175,133       $        -        $     46,607
     Food and beverage                                               231,131           40,475             200,099
     Other                                                            17,617           22,169              31,439
                                                                  ------------     ------------       ------------
                                                                  $  423,881       $   62,644        $    278,145

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

     PRE-OPENING COSTS AND EXPENSES

     Pre-opening costs and expenses consist principally of direct incremental personnel costs, training costs and payroll costs for retaining the employees of the Inn during the fiscal year 2005 and 2004 construction period. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, pre-opening costs and expenses are expensed as incurred.

     ADVERTISING COSTS

     The IMG Resort and Casino's advertising costs are expensed as incurred and are included as general and administrative expenses in the accompanying consolidated statements of income. Advertising costs for the years ended April 30, 2003, 2004 and 2005 were approximately $696,000, $1,426,000 and
     $3,171,000 respectively.

     TRIBAL TAXES

     The Resorts are subject to tribal taxes as long as the enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. The Tribe uses these funds to reimburse the Inn for advertising costs. The Resorts have recorded approximately $200,000 and $200,000 for tax payable to the Tribe as of April 30, 2004 and 2005. The amounts are recorded as an accrued expense in the accompanying consolidated balance sheets. The Tribe re-classified approximately $2,553,000 of tax payable from the Inn to equity contribution to the Inn as of April 30, 2003 to reflect the forgiveness of the tax payable.

     INCOME TAXES

     As an unincorporated enterprise of the Tribe, the IMG Resort and Casino and the Resorts are exempt from federal and state income taxes.

     NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 151, "Inventory Costs," ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter
     4. SFAS No. 151 is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between United States and international

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     accounting standards. SFAS No. 151 eliminates the "so abnormal" criterion in ARB 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on "normal capacity." SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material effect on our results of operations or consolidated financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material effect on our results of operations or consolidated financial position.

     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or consolidated financial position


NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

     The allowance for doubtful accounts and bad debt expense is as follows at April 30:

                                                        2004            2005
                                                   ------------      -----------
     Allowance, beginning of year                  $    3,448        $    3,448
     Bad debt expense                                       -                 -
     Write-offs                                             -                 -
     Allowance, end of year                        ------------      -----------
                                                   $    3,448        $    3,448
                                                   ============      ===========

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

     Restricted cash consists of the following at April 30:

                                                    2004              2005
                                              --------------   ----------------
     Interest reserve                         $  36,630,866    $   11,919,101
     Construction reserve                        53,763,014        15,628,691
     Construction retainage                       7,481,741         8,238,351
     Construction funding                        34,888,108            84,543
     Gamblers Fund                                  533,514                 -
                                              --------------   -----------------
       Total restricted cash                  $ 133,297,243    $   35,870,686
                                              ==============   =================

NOTE 4 - INVENTORIES

     Inventories consist of the following at April 30:

                                                   2004              2005
                                              --------------   ----------------

     Food and beverage                        $     219,628    $     370,924
     Golf and pro shop                              132,936          547,802
     Gift shops, fuel and other                     616,021          510,780
                                              --------------   ----------------
       Total inventories                      $     968,585    $   1,429,506
                                              ==============   =================


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment is summarized as follows at April 30:

                                                    2004             2005
                                              ---------------   ----------------

     Land                                      $    538,894     $     538,894
     Buildings, lifts and snowmaking equipment   39,287,564       221,150,464
     Non-gaming equipment, furniture and other   25,498,837        42,975,371
     Gaming equipment                            11,370,236        14,490,064
     Leasehold and land improvements, lake and
       golf course                                6,480,058        6,163,235
                                              ---------------   ----------------
       Subtotal                                  83,175,589       285,318,028

     Less accumulated depreciation and
      amortization                               46,281,098        53,641,404
 Property, plant and equipment, net              36,894,491       231,676,624

     Construction in progress                   113,435,012            44,450
                                              ---------------   ----------------
                                              $ 150,329,503     $ 231,721,074

     The IMG Resort and Casino capitalized $7,892,314 and $14,348,017 of interest cost related to construction of the Travel Center and the Resort Project during fiscal years 2004 and 2005, respectively.

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

     Until the issuance of a final certificate of completion of the Resort Project, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and the guarantors, which had an aggregate balance of approximately $35 million at April 30, 2005. The Notes will, after issuance of a final certificate of completion of the Resort Project, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations.

     The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors' ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. For the fiscal years 2004 and 2005 the IMG Resort and Casino was in compliance with all covenants required in the Notes.

     Long-term debt is summarized as of April 30 as follows:

                                                                                          2004              2005
                                                                                    ----------------  --------------
     Senior Notes, bearing interest at a fixed rate
     of  12%, maturing in 2010                                                         $200,000,000   $200,000,000

     Bureau of Indian  Affairs,  unsecured  notes  payable  with  payments  of
     $27,100 per month, including interest at 8.5%, maturing in 2011.                  $  1,744,651   $  1,528,188

     Various notes  payable with  payments  ranging from $3,603 to $21,900 per month,  plus accrued interest ranging from 4.25% to 10%, maturing between
     2001 and 2004.                                                                         201,943              -
                                                                                     ----------------  --------------
                                                                                        201,946,594    201,528,188

     Less current portion                                                                   252,053        254,007
                                                                                      ----------------  --------------
     Long-term portion                                                                $ 201,694,541   $201,274,181
                                                                                      =============== ================


     The maturities of long-term debt as of April 30, 2005 are as follows:

     Year Ending April 30:
              2006                                                                            $      254,007
              2007                                                                                   266,058
              2008                                                                                   278,684
              2009                                                                                   291,908
              2010                                                                                   305,762
              Thereafter                                                                         200,131,769
                                                                                               ---------------
                                                                                              $  201,528,188
                                                                                               ===============


     Total interest costs were $167,968, 13,144,001, and $25,891,877 for the years ended April 30, 2003, 2004 and 2005, respectively, of which $167,968, $7,892,314 and $14,348,017 was capitalized as of April 30, 2003, 2004 and
     2005, respectively.

     On June 15, 2004, the IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc., one of the nation's largest financial services firms. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. During May and June 2005, the IMG Resort and Casino drew approximately $14.9 million from the loan and used the funds to fund furniture, fixtures and equipment purchased for the Project.

NOTE 7 - GAMING REVENUES SHARING AND REGULATORY FEES

     The Tribe regulates the IMG Resort and Casino's gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the "Commission"). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. The Casino also pays a federal regulatory fee. All tribal and federal regulatory fees have been paid when due.

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

     On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved all of their disputes regarding the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that they would enter into a new gaming compact, the 2001 Compact, and that the Tribe would pay the State of New Mexico $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. On April 20, 2004, the IMG Resort and Casino paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement.

     The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with the first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004, the Department of Interior approved the 2001 Compact. The IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement in August 2004. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced by $27,136,255 for the year ended and as of April 30, 2004.

NOTE 8 -  PENSION PLAN

     IMG Resort and Casino and the Resorts employees participated in the Mescalero Apache Tribe Defined Benefit Plan (the "Plan"), a defined benefit pension plan that also covers substantially all full-time employees of the Tribe. Although the IMG Resort and Casino employees participate in the Plan, they are not employees of the Tribe and were not employees of the Tribe for all periods during which they participated in the Plan. The Tribe is the Plan sponsor and handles all administration and funding of the Plan. Changes to the Plan provisions and contribution requirements must be approved by the Tribal Council. The Plan provides retirement, disability and death benefits to plan members and beneficiaries.

     The Tribe upon advice from legal counsel, has determined that the Plan is a "governmental plan" as described in Section 414(d) of the Internal Revenue Code ("IRC"). As such, the Plan is exempt from many of the requirements placed on qualified plans, including (but not limited to) the reporting and disclosure requirements of ERISA, coverage under the Pension Benefit Guaranty Corporation ("PBGC") and minimum and maximum funding requirements of IRC Sections 412 404.

     Under the terms of an agreement with the Tribe executed in 2003, the IMG Resort and Casino paid a fixed amount of 9.75% of salaries and wages as a fixed contribution to the retirement Plan. The total pension expenses recorded under this agreement were $1,289,615 and $1,886,333 for the fiscal years ended April 30, 2005 and 2004.

     The Tribe curtailed the Plan as of November 30, 2004, and will pay benefits in the future only on the services that had been rendered by that date. The IMG Resort and Casino has made contributions to the Plan for employee services through November 30, 2004, and the IMG Resort and Casino will be required to make no further payments to the Plan in the future. No gain or loss was recorded because there was no pension assets or liability related to the Plan recorded on the financial statements of the IMG Resort and Casino and no future payments will be made or credits received by the IMG Resort and Casino. The IMG Resort and Casino has not instituted any other pension arrangement with its employees and the Tribe has not established and alternative pension plan.

NOTE 9 - RISK MANAGEMENT

     The IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for 2003, 2004 and 2005, respectively.

     The Tribe is self-insured for employee health and accident insurance. The IMG Resort and Casino's employees are covered by this plan and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $647,000, $902,000 and $1,408,000 for 2003, 2004 and 2005, respectively.

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

     OCCUPANCY FEE

     A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache's use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a quarterly occupancy fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2003, 2004 and 2005 totaled approximately $121,000, $130,000 and $137,200 respective1y.

     CONSTRUCTION AGREEMENT

     In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance will be issued following the successful completion of identified incomplete items. At April 30, 2005 a total of $8.1 million in retainage remains outstanding in a reserve cash account with the trustee and will be disbursed following the issuance of the final completion certificate.

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

     The IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $152,200, $289,000 and $231,000 for the years ended April 30, 2003, 2004 and 2005, respectively, for such services.

     In addition to the amounts due to the Casino from the Tribe in connection with revenues sharing and regulatory fees (see Note 7), there were no amounts due to the Tribe from the Resorts at April 30, 2004 and 2005. The Tribe reclassified $6,890,716 due from the Resorts as an equity contribution and $1,193,833 due to Ski Apache from the Tribe as an equity distribution as of April 30, 2003, in connection with the reorganization (see Note 1).

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


                                                             Resort/         Travel
                   Gaming        Hotel          Ski        Holding Co.       Center
2003             Operations    Operations    Operations     Operations     Operations    Eliminations     Total
----            ------------  -------------  -----------  -------------   -----------   --------------  ------------
Net revenue     $47,636,772  $ 13,261,039   $ 10,604,500  $          -     $       -     $ (5,250,000)   66,252,311

Income (loss)
from             13,056,515   (1,682,758)      2,932,412             -       (62,584)               -    14,243,585
Operations

Segment assets    4,829,867   10,882,615      14,032,654    29,814,295             -          (59,430)   59,500,001

                                                             Resort/         Travel
                   Gaming        Hotel          Ski         Holding Co.      Center
2004             Operations    Operations    Operations     Operations     Operations    Eliminations       Total
                ----------------------------------------------------------------------------------------------------
Net revenue     $33,136,364  $ 2,146,082    $  8,138,252   $  (750,941)   $38,256,728   $           -   $80,926,485
Income (loss)
from operations  36,176,134   (1,254,844)      1,371,554   (12,327,251)    19,971,613               -    43,937,206
operations

Segment assets   16,903,688    8,985,424      13,506,463   299,476,501     30,830,402     (53,492,506)  316,209,972



                                   Hotel                     Resort/         Travel
                   Gaming       Operations        Ski      Holding Co.       Center
2005             Operations                   Operations    Operations     Operations    Eliminations     Total
                ----------------------------------------------------------------------------------------------------
Net revenue     $33,874,092     $        -    $10,025,955 $    (10,212)    $49,144,095  $          -    $93,033,930
Income (loss)
from
operations       (2,228,808)        (9,461)     2,205,763   (8,581,642)     21,543,670             -     12,929,522

Segment assets  213,944,354     10,619,714     15,730,818  296,124,000      38,927,284  (281,652,369)   293,693,806



NOTE 13 - CONSOLIDATING INFORMATION

     In connection with IMG Resort and Casino's issuance in November 2003 of $200,000,000 of 12% senior notes, IMG Resort and Casino and the Resorts (the "wholly-owned Guarantors") have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort Project and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes. A final certificate of completion and acceptance has not been issued pending the successful completion of identified incomplete items

     Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for IMG Resort and Casino and the wholly owned Guarantors of the 12% senior notes. This consolidating financial information has been prepared from the books and records maintained by IMG Resort and Casino and the wholly-owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the wholly owned Guarantors operated as independent entities. The separate financial statements of the wholly-owned Guarantors are not presented because management has determined they would not be material to investors. The Resorts are wholly owned subsidiaries of IMG Resort and Casino.


NOTE 13 - CONSOLIDATING INFORMATION (CONTINUED)


                                                   CONSOLIDATING BALANCE SHEETS
                                                       AS OF APRIL 30, 2005
                                                                                 Guarantor
                                                                 IMGRC           Subsidiaries      Eliminations        Consolidated
                                                             --------------    ---------------   ----------------    ---------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $     524,959         13,193,562    $          -         $  13,718,521
   Restricted cash and cash equivalents                         35,870,686                  -               -            35,870,686
   Accounts receivable, net                                        380,867            196,609               -               577,476
   Inventories                                                           -          1,429,506               -             1,429,506
   Prepaid expenses                                                765,487             94,702               -               860,189
                                                             --------------    ---------------   ----------------    ---------------
     Total current assets                                       37,541,999         14,914,379               -            52,456,378

  NON CURRENT ASSETS:
    Advanced to affiliates                                     205,038,001         32,516,495      (237,554,496)                   -
     Property, plant and equipment, net                                  -        231,721,074               -           231,721,074
     Other Assets                                                  124,991             70,222               -               195,213
      Deferred Financing Costs                                   9,321,141                  -               -             9,321,141
      Investments in affiliates                                 44,097,873                  -       (44,097,873)                  -
                                                             --------------    ---------------   ----------------    ---------------
     Total non current assets                                  258,582,006        264,307,791      (281,652,369)        241,237,428
                                                             --------------    ---------------   ----------------    ---------------
TOTAL ASSETS                                                  $296,124,005       $279,222,170     $(281,652,369)       $293,693,806
                                                             ==============    ===============   ================    ===============
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable and other short-term liabilities         $   2,673,507      $           -    $          -          $  2,673,507
   Construction Payables                                         8,145,734                  -               -             8,145,734
   Accrued payables                                              6,916,507          4,088,705               -            11,005,212
   Accrued interest                                             11,200,000                450               -            11,200,450
   Deposits and advance payments                                         -            997,365               -               997,365
   Current portion of long-term debt                                     -            254,007               -               254,007
                                                             --------------    ---------------   ----------------    ---------------
     Current liabilities                                        28,935,748          5,340,527               -            34,276,275

LONG TERM DEBT AND NOTES
  Advances from affiliates                                       9,043,808        228,510,688      (237,554,496)                  -
  Long-term debt, net of current portion                       200,001,099          1,273,082                  -        201,274,181
                                                             --------------    ---------------   ----------------    ---------------
  Long Term Liabilities                                        209,044,907        229,783,770      (237,554,496)        201,274,181

     Total Liabilities                                         237,980,655        235,124,297      (237,554,496)        235,124,297

EQUITY:
  Contributed capital                                           58,143,350         20,166,161       (20,166,161)         58,143,350
  Retained Earnings                                             (2,139,792)         2,790,556        (2,790,556)         (2,139,792)
  Current year net income                                        2,139,792         21,141,156       (21,141,156)          2,139,792
                                                             --------------    ---------------   ----------------    ---------------
     TOTAL EQUITY                                                        -         44,097,873       (44,097,873)         58,143,350
                                                             --------------    ---------------   ----------------    ---------------
  TOTAL LIABILITIES AND EQUITY                               $ 296,124,005      $ 279,222,170    $ (281,652,369)       $293,693,806
                                                             ==============    ===============   ================    ===============


                       CONSOLIDATING STATEMENTS OF INCOME

                            YEAR ENDED APRIL 30, 2005

                                                                                Guarantor
        (Dollars)                                             IMGRC           Subsidiaries       Eliminations      Consolidated
                                                        ------------------    --------------    ---------------   ---------------
Revenues:
   Gaming                                                   $           -     $  64,254,312       $          -     $  64,254,312
   Food and beverage                                                1,608         6,367,386                  -         6,368,994
   Rooms                                                                -         1,168,484                  -         1,168,484
   Recreation and other                                                 -        23,012,602                  -        23,012,602
                                                        ------------------    --------------    ---------------   ---------------
     Gross revenues                                                 1,608        94,802,784                  -        94,804,392
      Less - promotional allowances                                11,820         1,758,642                  -         1,770,462
                                                        ------------------    --------------    ---------------   ---------------
        Net revenue                                               (10,212)       93,044,142                  -        93,033,930
                                                        ------------------    --------------    ---------------   ---------------
Operating costs and expenses:
   Gaming                                                         257,934        25,507,235                  -        25,765,169
   Food and beverage                                              202,922         7,070,746                  -         7,273,668
   Hotel Expenses                                                       -           651,118                  -           651,118
   Recreation and other                                               760        15,434,056                  -        15,434,816
   General and administrative                                                     7,649,370                  -         9,840,983
                                                                2,191,613
   Pension (allocated by related party)                           275,675         1,013,940                  -         1,289,615
   Gaming regulatory commission
    fees (charged by related party)                                24,952         2,590,823                  -         2,615,775
   Insurance (allocated by related party)                         178,660         1,229,504                            1,408,164
   Telecommunication (charged by related party)                   173,056            58,536                  -           231,592
   Pre-opening costs and expenses                                                 3,095,662                  -         8,323,930
                                                                5,228,268
   Depreciation and amortization                                                  7,231,988                  -         7,269,578
                                                                   37,590
                                                        ------------------    --------------    ---------------   ---------------
     Total operating expenses                                   8,571,430        71,532,978                  -        80,104,408
                                                        ------------------    --------------    ---------------   ---------------

Income from operations                                                           21,511,164                  -        12,929,522
                                                               (8,581,642)
                                                        ------------------    --------------    ---------------   ---------------

Other income:
   Interest income                                                640,139            16,971                  -           657,110
   Interest expense                                           (11,154,441)         (389,419)                 -       (11,543,860)
   Other income                                                    94,580             2,440                  -            97,020

    Income from affiliates                                     21,141,156                 -        (21,141,156)                -
                                                        ------------------    --------------    ---------------   ---------------
     Non Operating Income (Expenses)                           10,721,434          (370,008)       (21,141,156)      (10,789,730)
                                                        ------------------    --------------    ---------------   ---------------

     Net Income                                            $    2,139,792     $  21,141,156     $  (21,141,156)    $   2,139,792
                                                        ==================    ==============    ===============   ===============


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            YEAR ENDED APRIL 30, 2005

                                                                               Guarantor
                                                            IMGRC              Subsidiaries        Eliminations      Consolidated
                                                        -------------------    -----------------  ---------------    -------------
Cash flows from operating activities:
   Net income                                            $   2,139,792        $  21,141,156        $(21,141,156)       $2,139,792
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                  -            7,269,578                   -         7,269,578
      Gain on sale of property, plant and equipment
   Changes in assets and liabilities:
      Restricted cash and cash equivalents                           -              533,514                   -           533,514
      Accounts receivable, net of allowance                   (380,867)            (164,043)                  -          (544,910)
      Inventories                                                4,869             (465,790)                  -          (460,921)
      Prepaid revenue sharing fees                                                4,218,673                   -         4,218,673
      Prepaid expenses                                        (709,682)             311,547                   -          (398,135)
      Other long term assets                                  (124,991)               6,690                   -          (118,301)
      Accounts payable                                       2,673,507             (612,873)                  -         2,060,634
      Accrued expenses                                       5,939,201             (683,492)                  -         5,255,709
      Accrued revenue sharing and regulatory fees                    -          (22,572,558)                  -       (22,572,558)
      Accrued interest payable                                (800,000)             (47,928)                  -          (847,928)
      Deposits and advance payments                                  -              330,265                   -           330,265
                                                          -----------------    -----------------    ---------------    -------------
       Net cash provided by operating activities             8,741,829            9,264,739         (21,141,156)       (3,134,588)
                                                          -----------------    -----------------    ---------------    -------------
Cash flows from investing activities:
   Investment in subsidiaries                              (21,141,156)                              21,141,156                 -
     Construction in progress accounts payable              (5,463,633)                                                (5,463,633)
   Purchase of property, plant and equipment               113,112,297         (201,773,446)                  -
                                                          -----------------    -----------------    ---------------    -------------
       Net cash used by investing activities                86,507,508         (201,773,446)         21,141,156       (94,124,782)
                                                          -----------------    -----------------    ---------------    -------------
Cash flows from financing activities:
   Deferred financing costs                                  1,708,352                    -                   -         1,708,352
   Cash held for construction payments                      96,893,043                    -                   -        96,893,043
    Advances to (from) affiliates                         (197,010,831)         197,010,831                   -
    Principal borrowings (payments) on long-term debt, net       1,099             (419,505)                  -          (418,406)
    Distributions to Mescalero Apache Tribe                          -           (6,684,000)                  -       (13,000,000)
    Contributions from Mescalero Apache Tribe                9,999,959                    -                   -         9,999,959
                                                          -----------------    -----------------    ---------------    -------------
        Net cash used by (provided by) financing
          activities                                       (94,724,378)         189,907,326                   -        95,182,948
                                                          -----------------    -----------------    ---------------    -------------

Net increase (decrease) in cash and cash equivalents           524,959           (2,601,381)                  -        (2,076,422)

Cash and cash equivalents, beginning of year                         -           15,794,943                   -        15,794,943
                                                          -----------------    -----------------    ---------------    -------------
Cash and cash equivalents, end of year                         524,959         $ 13,193,562          $        -       $13,718,521
                                                          =================    =================    ===============    =============
Non-cash investing and financing activities:
     Distributions to Mescalero Apache Tribe               $         -         $          -          $        -       $         -
                                                          =================    =================    ===============    =============


                          CONSOLIDATING BALANCE SHEETS

                              AS OF APRIL 30, 2004

                                                                             Guarantor
                                                             IMGRC         Subsidiaries      Eliminations       Consolidated
                                                       -----------------   --------------    -------------    -----------------
Cash and cash equivalents                              $          -       $   15,794,943      $         -      $   15,794,943
Restricted cash and cash equivalents                    132,763,729              533,514                -         133,297,243
Accounts receivable, net                                          -               32,566                -              32,566
Inventories                                                   4,869              963,716                -             968,585
Prepaid Revenue Sharing                                           -            4,218,673                -           4,218,673
Prepaid other                                                55,805              406,249                -             462,054
Deferred financing cost, net                              1,625,244                    -                -           1,625,244
                                                       -----------------   --------------    -------------    -----------------
Total current assets                                    134,449,647           21,949,661                -         156,399,308

Advances to Affiliates                                   12,869,591           10,982,199      (23,851,790)                  -
Property, plant and equipment, net                      113,112,297           37,217,206                -         150,329,503
Long-term deferred financing expenses                     9,404,249                    -                -           9,404,249
Other long term assets                                            -               76,912                -              76,912
Investment in subsidiaries                               29,640,717                    -      (29,640,717)                  -
                                                       ------------------ ---------------- ----------------- -----------------
 Total Assets                                          $299,476,501                    -     $(53,492,507)      $ 316,209,972
                                                       ================== ================ ================= ==================

Accounts Payable and other short term liabilities      $          -              612,873     $          -       $     612,873
Construction in progress accounts payable                13,609,367                    -                -          13,609,367
Accrued expenses                                            977,306            4,342,424            2,331           5,322,061
Accrued revenue sharing and regulatory fees                       -           23,000,000                -          23,000,000
Accrued interest                                         12,000,000               48,378                -          12,048,378
Deposits and advance payments                                     -              667,100                -             667,100
Current portion of long-term debt                                 -              252,053                -             252,053
                                                       -----------------   --------------    -------------    -----------------
            Total current liabilities                    26,586,673           28,922,828            2,331          55,511,832

Advances from affiliates                                 13,886,229            9,967,892      (23,854,121)                  -
Long-term debt, net of current portion                  200,000,000            1,694,541                -         201,694,541
                                                       -----------------   --------------    -------------    -----------------
Total liabilities                                       240,472,902           40,585,261      (23,851,790)        257,206,371

Contributed Capital                                      56,113,676           20,166,161      (20,166,161)         56,113,676
  Current Year Net income (Loss)                         39,744,883           56,404,793      (56,404,793)         39,744,883
 Retained equity                                        (36,854,960)         (46,930,237)      46,930,237         (36,854,960)
                                                       -----------------   --------------    -------------    -----------------
                                                         59,003,599           29,640,717      (29,640,717)         59,003,599
                                                       -----------------   --------------    -------------    -----------------
Total liabilities and equity                           $299,476,501        $  70,225,978     $(53,492,507)       $316,209,972
                                                       ================== ================ ================= ==================


                       CONSOLIDATING STATEMENTS OF INCOME

                            YEAR ENDED APRIL 30, 2004


                                                       IMG
                                                     Resort        Guarantor
Revenues:                                           and Casino    Subsidiaries    Eliminations      Consolidated
                                                   ------------   -------------  --------------   ----------------
   Gaming                                          $         -    $ 60,277,052    $         -       $   60,277,052
   Food and Beverage                                     5,691       5,608,982              -            5,614,672
   Rooms                                                     -               -              -                    -
   Recreation and other                                     70      16,471,820              -           16,471,820
                                                   ------------   -------------  --------------   ----------------
     Gross Revenue                                       5,761      82,357,854              -           82,363,614

Less -Promotional Allowances                           756,701         680,428              -            1,437,129
                                                   ------------   -------------  --------------   ----------------
     Net Revenue                                      (750,940)     81,677,426              -           80,926,485

Operating Expenses
   Gaming                                            2,157,633      23,248,028              -           25,405,661
   Reversal of accrued fees                                  -     (27,136,255)             -          (27,136,255)
   Food and beverage                                   704,864       5,882,608              -            6,587,472
   Rooms                                                     -         119,722              -              119,722
   Recreation and other                                471,800      10,229,699              -           10,701,499
   General and administrative                        5,866,274       3,171,541              -            9,037,815
   Insurance (allocated by related party)              157,333         745,288              -              902,621
   Pension (allocated by related party)                410,231       1,476,102              -            1,886,333
   Gaming regulatory commission
    fees (charged by related party)                    505,032         687,979              -            1,193,011
   Telecommunication (charged by related party)         40,006         249,176              -              289,182
   Pre-opening                                       1,263,138       1,808,844              -            3,071,982
   Depreciation                                              -       4,930,236              -            4,930,236
                                                   ------------   -------------  --------------   ----------------
     Total Operating Expenses                       11,576,311      25,412,968              -           36,989,279
                                                   ------------   -------------  --------------   ----------------
Operating Income                                   (12,327,251)     56,264,458              -           43,937,206

Other Income (Expense)
   Interest Income                                     767,698          33,567              -              801,266
   Interest Expense                                 (5,100,317)       (151,370)             -           (5,251,687)
   Income from subsidiaries                         56,404,753               -    (56,404,753)                   -
   Other Income                                              -         258,098              -              258,098
                                                   ------------   -------------  --------------   ----------------
     Total Other Income (Expense)                   52,072,134         140,295    (56,404,753)          (4,192,323)
                                                   ------------   -------------  --------------   ----------------
     Net Income                                     39,744,883    $ 56,404,753    (56,404,753)          39,744,883
                                                   ============   =============  ==============   ================


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            YEAR ENDED APRIL 30, 2004


                                                                                Guarantor
                                                                  IMGRC        Subsidiaries      Eliminations     Consolidated
                                                             ---------------  --------------   ---------------  ---------------
Cash flows from operating activities:
   Net income                                                 $39,744,883     $ 56,404,753      $ (56,404,753)    $ 39,744,833
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                     -        4,930,236                  -        4,930,236
      Gain on sale of property, plant and equipment
   Changes in assets and liabilities:
      Restricted cash and cash equivalents                              -          (58,265)                 -          (58,265)
      Accounts receivable, net of allowance                        75,635           67,461                  -          143,096
      Inventories                                                  (4,869)        (108,187)                 -         (113,056)
      Prepaid revenue sharing fees                                  4,448       (4,223,121)                 -       (4,218,673)
      Prepaid expenses                                                  -         (173,056)                 -         (173,056)
      Other long term assets                                            -          (60,911)                 -          (60,911)
      Accounts payable                                                  -         (797,598)                 -         (797,598)
      Accrued expenses                                                  -        3,571,823                  -        3,571,823
      Accrued revenue sharing and regulatory fees                       -      (16,821,082)                 -      (16,821,082)
      Accrued interest payable                                 12,000,000           48,378                  -       12,048,378
      Deposits and advance payments                                     -          (82,408)                 -          (82,408)
                                                             ---------------  --------------   ---------------  ---------------
          Net cash provided by operating activities            51,820,097       42,698,023        (56,404,753)      38,113,367
                                                             ---------------  --------------   ---------------  ---------------

Cash flows from investing activities:
   Investment in subsidiaries                                 (56,404,753)               -         56,404,753                -
   Construction in progress accounts payable                    6,453,445                -                  -        6,453,445
   Purchase of property, plant and equipment                 (107,003,099)         752,297                  -     (107,003,099)
                                                             ---------------  --------------   ---------------  ---------------
       Net cash used by investing activities                 (157,706,704)         752,297         56,404,753     (100,549.654)
                                                             ---------------  --------------   ---------------  ---------------
Cash flows from financing activities:
   Deferred financing costs                                   (10,929,493)               -                  -      (10,929,493)
   Cash held for construction payments                       (132,763,729)               -                  -     (132,763,729)
   Cash proceeds from the issuance of notes                   200,000,000                -                  -      200,000,000
   Principal borrowings (payments) on long-term debt, net               -       (5,506,865)                 -       (5,506,865)
   Distributions to Mescalero Apache Tribe                              -      (13,170,204)                 -      (13,170,204)
   Contributions from Mescalero Apache Tribe                   49,568,542      (18,298,943)                 -       31,269,599
                                                             ---------------  --------------   ---------------  ---------------
        Net cash used by (provided by) financing
        activities                                            105,875,320      (36,976,012)                 -       68,899,308
                                                             ---------------  --------------   ---------------  ---------------
Net increase (decrease) in cash and cash equivalents              (11,287)       6,474,308                  -        6,463,021

Cash and cash equivalents, beginning of year                       11,287        9,320,635                  -        9,331,922
                                                             ---------------  --------------   ---------------  ---------------
Cash and cash equivalents, end of year                      $           -     $ 15,794,943      $           -   $   15,794,943
                                                             ===============  ==============   ===============  ===============
Supplemental cash flow information:
     Cash paid for interest                                 $      60,115     $          -      $           -   $       60,115
                                                             ===============  ==============   ===============  ===============

Non-cash investing and financing activities:
     Distributions to Mescalero Apache Tribe                $           -     $ 38,981,173      $           -   $   38,981,173
                                                             ===============  ==============   ===============  ===============
     Property, plant and equipment acquired through
      increase of payables, net                             $           -     $  6,453,445      $           -   $    6,453,445
                                                             ===============  ==============   ===============  ===============
     Contribution from Mescalero Apache Tribe               $     328,618     $    980,683      $           -   $    1,309,301
                                                             ===============  ==============   ===============  ===============


                          CONSOLIDATING BALANCE SHEETS

                              AS OF APRIL 30, 2003

                                                                                Guarantor
                                                                 IMGRC          Subsidiaries       Eliminations        Consolidated
                                                             --------------   ---------------    ----------------    ---------------
                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $     29,221      $  9,302,701      $          -        $   9,331,922
   Restricted cash and cash equivalents                                  -           475,249                 -              475,249
   Accounts receivable, net                                              -           175,662                 -              175,662
   Inventories                                                     208,466           647,063                 -              855,529
   Prepaid expenses                                                 15,785           273,214                 -              288,999
   Deferred financing costs                                        100,000                 -                 -              100,000
                                                             --------------   ---------------    ----------------    ---------------
     Total current assets                                          353,472        10,873,889                 -            11,227,361

NON CURRENT ASSETS:
   Liquor license                                                        -            16,000                 -                16,000
   Property, plant and equipment, net                           29,460,823        18,795,817                 -            48,256,640
   Investment in affiliates                                    (15,782,894)                -        15,782,894                    -
                                                             --------------   ---------------    ----------------    ---------------

     Total assets                                             $ 14,031,401      $ 29,685,706      $ 15,782,894        $  59,500,001
                                                             ==============   ===============    ================    ===============

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable and other short term liabilities          $          -      $  1,410,471      $          -        $   1,410,471
   Construction in Progress Accounts Payable                     7,155,922                 -                 -            7,155,922
   Accrued expenses                                                136,062         1,614,176                 -            1,750,238
   Accrued revenue sharing and regulatory fees                           -        39,821,082                 -           39,821,082
   Deposits and advance payments                                         -           749,508                 -              749,508
   Current portion of long-term debt                             5,580,096           185,331                 -            5,765,427
                                                             --------------   ---------------    ----------------    ---------------
     Total current liabilities                                  12,872,080        43,780,568                 -           56,652,648

NON CURRENT LIABILITIES:
Long-term debt, net of current portion                                   -         1,688,032                 -            1,688,032
                                                             --------------   ---------------    ----------------    ---------------
Total long-term debt                                                     -         1,688,032                 -            1,688,032

     Total liabilities                                          12,872,080        45,468,600                 -           58,340,680

EQUITY:
  Contributed capital                                           24,844,077         7,901,862        (7,901,862)          24,844,077
  Retained deficit                                             (23,684,756)      (23,684,756)       23,684,756          (23,684,756)
                                                             --------------   ---------------    ----------------    ---------------
     Total equity                                                1,159,321       (15,782,894)       15,782,894            1,159,321
                                                             --------------   ---------------    ----------------    ---------------
     Total liabilities and equity                             $ 14,031,401      $ 29,685,706     $  15,782,894        $  59,500,001
                                                             ==============   ===============    ================    ===============



                       CONSOLIDATING STATEMENTS OF INCOME

                            YEAR ENDED APRIL 30, 2003

                                                                             Guarantor
                                                            IMGRC            Subsidiaries       Eliminations       Consolidated
                                                        --------------    ----------------    --------------    ---------------
Revenues:
   Gaming                                                 $         -       $  46,942,180       $         -       $ 46,942,180
   Food and beverage                                                -           4,893,997                 -          4,893,997
   Rooms                                                            -           3,394,434                 -          3,394,434
   Recreation and other                                             -          11,952,860                 -         11,952,860
                                                        --------------    ----------------    --------------    ---------------
     Gross revenues                                                 -          67,183,471                 -         67,183,471
     Less - promotional allowances                                  -             931,160                 -            931,160
                                                        --------------    ----------------    --------------    ---------------
        Net revenue                                                 -          66,252,311                 -         66,252,311
                                                        --------------    ----------------    --------------    ---------------
Operating costs and expenses:
   Gaming                                                           -          19,457,655                 -         19,457,655
   Food and beverage                                                -           4,955,537                 -          4,955,537
   Rooms                                                            -           1,552,133                 -          1,552,133
   Recreation and other                                             -           5,757,452                 -          5,757,452
   General and administrative                                       -           6,500,909                 -          6,500,909
   Pension (allocated by related party)                             -           1,631,828                 -          1,631,828
   Gaming regulatory commission
    fees (charged by related party)                                 -             750,821                 -            750,821
   Insurance (allocated by related party)                           -             647,000                 -            647,000
   Telecommunication (charged by related party)                     -             152,200                 -            152,200
   Pre-opening costs and expenses                                   -           1,389,967                 -          1,389,967
   Depreciation and amortization                                    -           9,213,224                 -          9,213,224
                                                        --------------    ----------------    --------------    ---------------
     Total operating expenses                                       -          52,008,726                 -         52,008,726
                                                        --------------    ----------------    --------------    ---------------

Income from operations                                              -          14,243,585                 -         14,243,585
                                                        --------------    ----------------    --------------    ---------------
Other income:
   Interest income                                                  -             190,120                 -            190,120
   Other income                                                     -             170,984                 -            170,984
                                                        --------------    ----------------    --------------    ---------------
     Total other income                                             -             361,104                 -            361,104
                                                        --------------    ----------------    --------------    ---------------
     Net Income                                           $         -       $  14,604,689       $         -       $ 14,604,689
                                                        ==============    ================    ==============    ===============


                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                            YEAR ENDED APRIL 30, 2003

                                                                                    Guarantor
                                                                   IMGRC          Subsidiaries      Eliminations       Consolidated
                                                               ---------------    --------------   ---------------    --------------
Cash flows from operating activities:
   Net income                                                  $           -        $14,604,689     $          -       $ 14,604,689
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                        -          9,213,224                -          9,213,224
      Gain on sale of property, plant and equipment                        -            (13,741)               -            (13,741)
   Changes in assets and liabilities:
       Restricted cash and cash equivalents                                -           (114,304)               -           (114,304)
       Accounts receivable, net of allowance                               -            (58,908)               -            (58,908)
       Inventories                                                  (208,466)           (59,270)               -           (267,736)
       Prepaid expenses                                              (15,785)           (61,801)               -            (77,586)
       Liquor license                                                      -             (1,000)               -             (1,000)
       Accounts payable                                                    -            583,895                -            583,895
       Accrued expenses                                              136,062            318,733                -            454,795
       Accrued revenue sharing and regulatory fees                         -          7,717,219                -          7,717,219
       Deposits and advance payments                                       -            (20,034)               -            (20,034)
                                                               ---------------    --------------    ---------------    -------------
          Net cash provided by operating activities                  (88,189)        32,108,702                -         32,020,513
                                                               ---------------    --------------    ---------------    -------------
Cash flows from investing activities:
   Investment in subsidiaries                                     15,782,894                  -      (15,782,894)                 -
   Purchase of property, plant and equipment                     (29,460,823)        (1,273,740)               -        (30,734,563)
   Construction in progress accounts payable                       7,155,922                  -                -          7,155,922
   Proceeds from sale of property, plant and equipment                     -             35,198                -             35,198
                                                               ---------------    --------------    ---------------    -------------
         Net cash used by investing activities                    (6,522,007)        (1,238,542)     (15,782,894)       (23,543,443)
                                                               ---------------    --------------    ---------------    -------------

Cash flows from financing activities:
   Deferred financing costs                                         (100,000)                 -                -           (100,000)
   Advances from Mescalero Apache Tribe                                    -        (11,107,588)               -        (11,107,588)
   Borrowings on revolving line of credit                          5,000,000                  -                -          5,000,000
   Principal borrowings (payments) on long-term debt, net            580,096           (230,332)               -            349,764
   Distributions to Mescalero Apache Tribe                                 -        (40,561,702)               -        (40,561,702)
   Contributions from Mescalero Apache Tribe                       1,159,321          8,522,544       15,782,894         25,464,759
                                                               ---------------    --------------    ---------------    -------------
        Net cash used by financing activities                      6,639,417        (43,377,078)      15,782,894        (20,954,767)
                                                               ---------------    --------------    ---------------    -------------

Net (decrease) increase in cash and cash equivalents                  29,221        (12,506,918)               -        (12,477,697)

Cash and cash equivalents, beginning of year                               -         21,809,619                -         21,809,619
                                                               ---------------    --------------    ---------------    -------------

Cash and cash equivalents, end of year                           $    29,221      $   9,302,701      $         -       $  9,331,922
                                                               ===============    ==============    ===============    =============
Supplemental cash flow information:
     Cash paid for interest                                      $     5,439      $     167,968      $         -       $    173,407
                                                               ===============    ==============    ===============    =============

Non-cash financing activities:
     Distributions to Mescalero Apache Tribe                     $         -      $   1,193,833      $         -       $  1,193,833
                                                               ===============    ==============    ===============    =============
     Contribution from Mescalero Apache Tribe                    $         -      $   7,820,274      $         -       $  7,820,274
                                                               ===============    ==============    ===============    =============
