Form 10-Q
period 2005-07-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2005-11-03
CIK 1280352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-113140

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
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

Yes      [__]     No       [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      [__]     No       [X]

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JULY 31, 2005


                                                       INDEX

                                                                                                                 PAGES

PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements (Unaudited):

              Consolidated Balance Sheets as of
              July 31, 2005 and April 30, 2005.........................................................................1

              Consolidated Statements of Income (Loss) for Each of the Three-
              Month Periods Ended July 31, 2005 and July 31, 2004......................................................2

              Consolidated Statements of Cash Flows for Each of the Three-
              Month Periods Ended July 31, 2005 and July 31, 2004......................................................3

              Notes to Consolidated Financial Statements...............................................................4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................21

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................................32

   Item 4.    Controls and Procedures.................................................................................32


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................................................................35

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................................35

   Item 3.    Defaults upon Senior Securities.........................................................................35

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................................35

   Item 5.    Other Information.......................................................................................35

   Item 6.    Exhibits................................................................................................36


PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)



                                                                                    As of              As of
                                                                                July 31, 2005     April 30, 2005
                                                                              -----------------  -----------------

                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  20,145,276     $   13,718,521
   Restricted cash and cash equivalents                                              24,362,599         35,870,686
   Accounts receivable, net                                                             881,496            577,476
   Inventories                                                                        1,205,666          1,429,506
   Prepaid expenses                                                                     288,640            860,189
                                                                              -----------------  -----------------
     Total current assets                                                            46,883,677         52,456,378

NON CURRENT ASSETS:
   Property, plant and equipment, net                                               237,170,928        231,721,074
   Deferred financing cost, net                                                       8,914,830          9,321,141
   Other long-term assets                                                               248,268            195,213
                                                                              -----------------  -----------------
     Total assets                                                                 $ 293,217,703     $  293,693,806
                                                                              =================  ==================


                         LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable and other short-term liabilities                              $   1,912,531     $    2,673,507
   Construction in progress accounts payable                                          8,432,690          8,145,734
   Accrued expenses                                                                   9,747,256         11,005,212
   Accrued interest                                                                   5,233,271         11,200,450
   Deposits and advance payments                                                      1,293,979            997,365
   Current portion of long-term debt                                                  2,784,003            254,007
                                                                              -----------------  -----------------
     Total current liabilities                                                       29,403,730         34,276,275

NON CURRENT LIABILITIES:
   Long-term debt, net of current portion                                           213,645,708        201,274,181
                                                                              -----------------  -----------------

     Total liabilities                                                              243,049,438        235,550,456
                                                                              -----------------  -----------------

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Contributed capital                                                                55,834,548         58,143,350
  Retained earnings (deficit)                                                        (5,666,283)                 -
                                                                              -----------------  -----------------
      Total equity                                                                   50,168,265         58,143,350
                                                                              -----------------  -----------------

     Total liabilities and equity                                                 $ 293,217,703      $ 293,693,806
                                                                              =================  ==================


        The accompanying notes are an integral part of these statements.


                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                    (unaudited)

                                                                                             For the Three Months
                                                                                                    Ended
                                                                                                   July 31,
                                                                                              2005             2004
                                                                                        ----------------  --------------
Revenues:
   Gaming                                                                                $  22,027,349   $ 17,645,786
   Food and beverage                                                                         3,456,576      1,413,095
   Hotel                                                                                     2,911,685              -
   Recreation and other                                                                      3,178,444      3,330,898
                                                                                        ----------------  --------------
     Gross revenue                                                                          31,574,054     22,389,779
                   Less Promotional Allowances                                                 945,570        262,282
                                                                                        ----------------  --------------
      Net Revenue                                                                           30,628,484     22,127,497
                                                                                        ----------------  --------------

Operating costs and expenses:
   Gaming                                                                                    4,387,818      5,027,678
   Hotel                                                                                     1,425,997              -
   Food and beverage                                                                         5,051,823      1,688,006
   Recreation and other                                                                      2,901,636      3,089,733
   Marketing and Advertising                                                                 2,284,675        556,188
   General and administrative                                                                7,206,324      1,695,567
   Insurance (allocated by related party)                                                      516,541        139,656
   Pension (allocated by related party)                                                              -        544,539
   Telecommunication (charged by related party)                                                 57,626         54,757
   Fees (charged by related party)                                                             962,294        684,001
   Pre-opening costs and expenses                                                                    -      1,063,044
   Depreciation                                                                              4,765,225      1,435,617
                                                                                        ----------------  --------------
      Total operating expenses                                                              29,559,959     15,978,786
                                                                                        ----------------  --------------

Income from operations                                                                       1,068,525      6,148,711

Other income (expenses):
   Interest income                                                                             174,783        209,418
   Interest expense, net of amounts capitalized                                             (6,607,147)    (2,930,599)
   Other income (expense)                                                                     (302,444)       102,151
                                                                                        ----------------  --------------
     Total other expenses                                                                   (6,734,808)    (2,619,030)
                                                                                        ----------------  --------------

     Net income (loss)                                                                    $ (5,666,283)   $ 3,529,681
                                                                                        ===============   ==============

                  The accompanying notes are an integral part of these statements.



                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                                      For the Three Months Ended
                                                                                              July 31,
                                                                                      2005                   2004
                                                                                ----------------     -------------------
Cash flows from operating activities:
     Net income (loss)                                                          $ (5,666,283)           $   3,529,681
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                              5,285,048                1,435,617
        Changes in assets and liabilities:

           Restricted cash and cash equivalents                                      340,742                        -

           Accounts receivable, net of allowance                                    (304,020)                       -

           Inventories                                                               223,840                  (69,995)
           Prepaid revenue sharing fees                                                    -                 (430,927)

           Prepaid expenses                                                          571,549                 (161,075)

           Interest receivable                                                             -                  (48,563)
           Other Long Term Assets                                                    (53,055)                       -
           Accounts payable                                                         (760,976)              (2,854,894)

           Construction in progress accounts payable                                 286,956                  597,626
           Accrued expenses                                                         (961,344)               4,859,690
           Accrued interest                                                       (5,967,179)              (6,848,378)
                                                                                ----------------     -------------------
           Net cash provided by (used in) operating activities                    (7,004,722)                   8,781

Cash flows from investing activities:
     Purchase of property, plant and equipment                                    (9,905,741)             (23,024,425)
                                                                                ----------------     -------------------
        Net cash used in investing activities                                     (9,905,741)             (23,024,425)

Cash flows from financing activities:
     Deferred financing costs                                                              -                  473,906
                                                                                  11,167,345               29,469,685
     Cash held for construction payments
     Principal borrowings (payments) on long-term debt, net                       14,478,673                  (51,415)
     Distributions to Mescalero Apache Tribe                                      (2,308,800)              (3,495,619)
                                                                                ----------------     -------------------
Net cash provided by financing activities                                         23,337,218               26,396,557
                                                                                ----------------     -------------------

Net increase in cash and cash equivalents                                          6,426,755                3,380,913

Cash and cash equivalents, beginning of period                                    13,718,521               15,794,943
                                                                                ----------------     -------------------

Cash and cash equivalents, end of period                                        $ 20,145,276           $   19,175,856
                                                                                ================     ===================
Supplemental cash flow information:
     Cash paid for interest                                                     $ 12,136,517           $   12,833,053

Non-cash investing and financing activities:
     Property, plant and equipment acquired through Capital Leases              $    422,850           $            -

                         The accompanying notes are an integral part of these statements.

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY AND OPERATIONS

Inn of the Mountain Gods Resort and Casino ("IMG RESORT AND CASINO"), an unincorporated enterprise of the Mescalero Apache Tribe (the "TRIBE"), was established April 30, 2003 by the Tribe and manages and owns all resort, hotel and gaming enterprises of the Tribe including the Inn of the Mountain Gods Resort and Casino (the "RESORT"), a gaming, hotel and resort complex opened on March 15, 2005, and its wholly owned subsidiaries, each of which is an unincorporated enterprise of the Tribe: Casino Apache (the "CASINO APACHE ENTERPRISE"), which owned and operated the Tribe's former casino, Casino Apache, closed in February 2005; Casino Apache Travel Center (the "TRAVEL CENTER"), which owns the Tribe's second casino facility opened in May 2003 (the "TRAVEL CENTER CASINO"); Ski Apache (the "SKI APACHE"), which owns the Tribe's ski resort, Ski Apache (the "THE SKI APACHE RESORT"); and Inn of the Mountain Gods (the "INN"), which owned the Tribe's former resort hotel, Inn of the Mountain Gods (the "INN HOTEL") closed in April 2003. The Tribe is the sole owner of IMG Resort and Casino. IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.

The Resort, which opened for commercial business on March 15, 2005, is located on tribal land in Mescalero, New Mexico and consists of a casino offering Class III gaming as defined by the Indian Gaming Regulatory Act ("IGRA") and a 273 luxury room resort hotel. The Travel Center Casino, which opened for business on May 22, 2003, also offers Class III gaming as defined by IGRA, on tribal land in Mescalero. Ski Apache operates the Ski Apache Resort, a ski resort located within the Tribe's reservation in Mescalero and on the U.S. Forest Service land.

The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at July 31, 2005 and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of fling interim financial statements with the Securities and Exchange Commission (the "SEC"). These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino's Annual Report on Form 10-K as of and for the year ended April 30, 2005. The results for the three-month period ended July 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2006.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of IMG Resort and Casino and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. These consolidated financial statements present only the consolidated financial position, results of operations and cash flows of IMG Resort and Casino and its subsidiaries and are not intended to present fairly the financial position of the Tribe and the results of its operations and cash flows.

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

INVENTORIES

Inventories consist of food and beverage items, fuel, retail merchandise in the golf and pro shop, ski shop, gift shops and other miscellaneous items, parts and supplies. All inventories are stated at the lower of cost or market. Casino Apache and Ski Apache inventories are determined using the first-in, first-out method.

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
                  Buildings, lifts and snowmaking equipment                     10 - 50 years


DEFERRED FINANCING COSTS

Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino's financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $8.9 million as of July 31, 2005 and $9.3 million as of April 30, 2005.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino's senior notes, and capital leases, fair value at July 31, 2005 was approximately $216.4 million and $201.5 million at April 30, 2005, based on quoted market prices.

CONTRIBUTED CAPITAL

Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 8).

REVENUES

In accordance with gaming industry practice, IMG Resort and Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets.

Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.

PROMOTIONAL ALLOWANCES

IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these promotional allowances are recognized by IMG Resort and Casino as a reduction from gross revenue. The total promotional allowances recognized by IMG Resort and Casino were approximately $945,570 and $262,282 for the three months ended July 31, 2005 and 2004, respectively.

The Apache Spirit Club program allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The related liability is included in accrued expenses and totaled approximately $190,661 at July 31, 2005 and $280,317 at July 31, 2004.

Emerging Issues Task Force ("EITF") Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino's accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as "promotional allowances."

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, ACCOUNTING FOR "POINTS" AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR PREPRODUCTS, OR SERVICES TO BE DELIVERED IN THE FUTURE. Effective October 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. IMG Resort and Casino offers cash equivalent rewards in certain circumstances and has reflected approximately $186,833 and $472,707 for the three months ended July 31, 2005 and 2004, respectively in the promotional allowance as an offset to gaming revenues for these incentives.

The estimated cost of providing such complimentary allowances, as they relate to IMG Resort and Casino, was included in gaming expenses as follows:


                                                 Quarter Ended July 31,
                                                     2005               2004
                                                 -------------    --------------

     Food and beverage                            $   354,547       $   12,480
     Other                                          (290,936)           20,394
                                                 -------------    --------------
                                                  $    63,611       $   32,874
                                                 =============    ==============


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

Except for personnel at the Ski Apache Resort, annual leave may be accumulated by all personnel up to a maximum of 120 hours or 160 hours for fifteen-year employees. Any annual leave accrued above these limits is forfeited. Due to the seasonality of the Ski Apache Resort's business, Ski Apache's policy requires all accrued annual leave to be taken by the end of the Tribe's fiscal year-end, or it is forfeited. Personnel may be compensated for accrued annual leave only upon termination.

Sick leave is accrued at 2.1 hours per pay period after 90 days of employment and 3.1 hours after three years of employment. Personnel are not compensated for accrued sick leave on termination. Accordingly, the compensated absence accrual does not include a provision for sick leave.

PRE-OPENING COSTS AND EXPENSES

Pre-opening costs and expenses consist principally of direct incremental personnel costs, training costs and payroll costs for retaining the employees of the Inn Hotel during the construction period of the Resort. In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, pre-opening costs and expenses are expensed as incurred.

MARKETING AND ADVERTISING COSTS

IMG Resort and Casino's advertising and marketing costs are expensed as incurred and for the three months ended July 31, 2005 and 2004 were $2,284,675 and $556,188 respectively.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRIBAL TAXES

IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded approximately $828,000 and $200,000 for taxes payable to the Tribe as of July 31, 2005 and April 30, 2005, respectively. The amounts are recorded as an accrued expense in the accompanying consolidated balance sheets.

INCOME TAXES

As unincorporated enterprises of the Tribe, IMG Resort and Casino and its subsidiaries are exempt from federal and state income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 151, "Inventory Costs," ("SFAS 151"), an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between United States and international accounting standards. SFAS No. 151 eliminates the "so abnormal" criterion in ARB 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on "normal capacity." SFAS 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. IMG Resort and Casino does not believe that the adoption of SFAS 151 will have a material effect on its results of operations or consolidated financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. IMG Resort and Casino does not believe that the adoption of SFAS 153 will have a material effect on its results of operations or consolidated financial position.

     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections"("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. IMG Resort and Casino does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or consolidated financial position.

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

IMG Resort and Casino maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, which results in bad debt expense. IMG Resort and Casino determines the adequacy of this allowance by periodically evaluating individual non-gaming customer receivables and considering its non-gaming customers financial condition, credit history and current economic conditions. If the financial condition of non-gaming customers were to deteriorate, resulting in an impairment of their ability to make payments, IMG Resort and Casino may increase the allowance.

The allowance for bad debt expense was $52,993 as of July 31, 2005.

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash consists of the following as of,



                                                                       JULY 31, 2005             APRIL 30, 2005
                                                                       -------------             ---------------

     Interest reserve                                                   $     82,462               $  11,919,101
     Construction reserve                                                 15,676,423                  15,628,691
     Construction retainage                                                8,262,972                   8,238,351
     Construction funding                                                          -                      84,543
     Gamblers Fund                                                           340,742                           -
                                                                       -------------             ---------------
     Total restricted cash                                              $ 24,362,599               $  35,870,686
                                                                       =============             ===============

NOTE 4 - INVENTORIES

Inventories consist of the following as of July 31:
                                                                       JULY 31, 2005             APRIL 30, 2005
                                                                       -------------             ---------------

     Food and beverage                                                  $    355,077               $     370,924
     Golf and pro shop                                                       176,543                     547,802
     Gift shops, fuel and other                                              674,046                     510,780
                                                                       -------------             ---------------
     Inventories- Net of Reserves                                       $  1,205,666               $   1,429,506
                                                                       =============             ===============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows as of July 31:
                                                                       JULY 31, 2005              APRIL 30, 2005
                                                                       -------------             ---------------

     Land                                                               $    538,894               $     538,894
     Buildings, lifts and snowmaking equipment                           214,627,188                 221,150,464
     Non-gaming equipment, furniture and other                            52,425,982                  42,975,371
     Gaming equipment                                                     21,238,773                  14,490,064
     Leasehold and land improvements, lake and golf course                 6,382,060                   6,163,235
                                                                       -------------             ---------------
    Subtotal                                                             295,212,897                 285,318,028

     Less accumulated depreciation and amortization                      (58,520,141)                (53,641,404)
                                                                       -------------             ---------------
     Property, plant and equipment, net                                  236,692,756                 231,676,624
     Construction in progress (CIP)                                          478,172                      44,450
                                                                       -------------             ---------------
     Net Property, plant and equipment                                  $237,170,928               $ 231,721,074
                                                                       -------------             ---------------



IMG Resort and Casino capitalized no interest cost related to construction of the Travel Center Casino and the Resort during the three-month period ended July 31, 2005. Approximately, $3.5 million in bond interest costs was capitalized in the three-month period ended July 31, 2004.

NOTE 6 - LONG-TERM DEBT

On November 3, 2003, IMG Resort and Casino issued $200.0 million of its 12% Senior Notes (the "NOTES"). IMG Resort and Casino used proceeds of these notes, in part, to pay a $19.0 million revolving credit agreement with Citicorp North America, Inc., costs of the offering, and the construction costs of the Resort. The Notes bear interest at 12% per year, payable on May 15 and November 15 of each year, beginning on May 15, 2004. The Notes will mature on November 15, 2010. The Notes may be redeemed at any time on or after November 15, 2007 at fixed redemption prices plus accrued and unpaid interest, if any. If a change in control occurs, holders of the notes will have the right to require the repurchase of their Notes at a price equal at 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The Notes are guaranteed by all of IMG Resort and Casino's subsidiaries.

Until the issuance of a final certificate of completion of the Resort, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and Casino and the guarantors, which had an aggregate balance of approximately $24.0 million at July 31, 2005. The Notes will, after issuance of a final certificate of completion of the Resort, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations. The Resort opened on March 15, 2005 and is substantially complete, pending final certification by the contractor and an independent construction that all amounts necessary to complete the Resort, including final punch list items, have been provided for and all liens have been released, as required by the indenture governing the notes. IMG Resort and Casino is in the process of seeking issuance of this final certificate of completion.

The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors' ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. For the three-months ended July 31, 2005, IMG Resort and Casino was in compliance with all covenants required in the Notes.

On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of July 31, 2005, $14.9 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment.


Long-term debt is summarized as follows:
                                                                       JULY 31, 2005              APRIL 30, 2005
                                                                       -------------              --------------
     Senior Notes, bearing interest at a fixed rate
     of  12%, maturing in 2010                                         $ 200,000,000              $  200,000,000

     Bureau of Indian Affairs, unsecured notes payable
     with payments of $27,100 per month, including
     interest at 8.5%, maturing in 2011                                    1,527,088                   1,528,188

     Capital Equipment Loans with Key Equipment.
     Five (5) year term, 7.65% interest                                   14,615,382                           -

     Short-Term Capital Leases, 8% imputed interest                          287,241                           -
                                                                       -------------              --------------
                                                                         216,429,711                 201,528,188

     Less current portion                                                (2,784,003)                   (254,007)
                                                                       -------------              --------------

     Long-term portion                                                 $ 213,645,708                $201,274,181
                                                                       =============              ==============



The maturities of long-term debt as of July 31, 2005 are as follows (in thousands):
              2006 (nine months remaining)                                                          $      2,784
              2007 - 2009                                                                                  6,007
              2010 - 2011                                                                                  6,994
              Thereafter                                                                                 200,645
                                                                                                    -------------
                                                                                                    $    216,430
                                                                                                    =============


Total interest incurred for the three months ended July 31, 2005 and 2004 was $6.6 million and $2.9 million, respectively, of which $0.0 and $3.5 million was capitalized.

NOTE 7 - GAMING REVENUE SHARING AND REGULATORY FEES

The Tribe regulates IMG Resort and Casino's gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the "COMMISSION"). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees have been paid when due.

On August 29, 1997, the Tribe and the State of New Mexico (the "STATE") entered into a Tribal-State Compact (the "1997 COMPACT") to govern gaming on the Mescalero Apache Reservation. The terms of the 1997 Compact subjected IMG Resort and Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the 1997 Compact were requirements for quarterly revenues sharing payments consisting of 16% of the "net win" from gaming machines and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under IGRA. On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved all of their disputes regarding the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that they would enter into a new gaming compact, and that the Tribe would pay the State of New Mexico $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the new gaming compact through March 2005. All amounts payable under this settlement agreement had been paid at July 31, 2005.

On June 1, 2004, the Tribe and the State of New Mexico entered into a new Tribal-State Compact (the "2001 Compact"). On July 22, 2004, the Department of Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of "net win" from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, IMG Resort and Casino began incurring revenue sharing payments to the State of New Mexico at the rate of 8% of "net win" pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in July 2005. Revenue sharing payments and regulatory fees paid are recognized as a current period expense.

NOTE 8 - DEFINED BENEFIT PENSION PLAN

Until November 8, 2004, IMG Resort and Casino participated in the Mescalero Apache Tribe Defined Benefit Plan (the "PLAN"), a defined benefit pension plan that covers substantially all full-time employees of the Tribe. Although IMG Resort and Casino employees participated in the Plan, they are not employees of the Tribe and were not employees of the Tribe for all periods during which they participated in the plan. The Tribe is the Plan sponsor and handles all administration and funding of the Plan. The Tribe reserves the right to amend any or all provisions of the Plan. The Plan provides retirement, disability and death benefits to plan members and beneficiaries.

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

Under the terms of an agreement with the Tribe executed in 2003, IMG Resort and Casino paid a fixed amount of 9.75% of salaries and wages as a fixed contribution to the Plan. The total pension expenses under this agreement were $0 and $544,539 for the three months ended July 31, 2005 and 2004, respectively.

The Tribe curtailed the Plan as of November 30, 2004, and will pay benefits in the future only on the services that had been rendered by that date. IMG Resort and Casino has made contributions to the Plan for employee services through November 30, 2004, and IMG Resort and Casino will not be required to make any further payments to the Plan in the future. No gain or loss was recorded because there were no pension assets or liabilities related to the Plan recorded on the financial statements of IMG Resort and Casino and no future payments will be made or credits received by IMG Resort and Casino. IMG Resort and Casino has not instituted any other pension arrangement with its employees and the Tribe has not established and alternative pension plan.

NOTE 9 - RISK MANAGEMENT

IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the three months ended July 31, 2005 and 2004, respectively.

The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino's employees are covered by the Tribe's policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $516,000 and $140,000 for the three months ended July 31, 2005 and 2004, respectively.

The Tribe maintains worker's compensation insurance coverage under a retrospective rated policy whereby premiums are accrued based on the loss experience of the Tribe and its various enterprises. IMG Resort and Casino's employees are covered under the Tribe's worker's compensation insurance policy. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe, IMG Resort and Casino has not provided an estimate for losses that may result in premium adjustments at the end of the coverage period.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS

IMG Resort and Casino is involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect IMG Resort and Casino's financial position or the results of its operations.

OCCUPANCY FEE

A special use permit was obtained from the United States Department of Agriculture Forest Service for the Ski Apache Resort's use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years.

CONSTRUCTION AGREEMENT

In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center Casino and the Resort on behalf of IMG Resort and Casino. Construction costs under the contract were approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the Resort started commercial operation on March 15, 2005. A final certificate of completion and acceptance will be issued following the successful completion of identified incomplete items. At July 31, 2005, $8.3 million in construction retainage and $15.7 million in construction reserve was being held in restricted accounts securing the Notes. Upon issuance of the final completion certificate, monies remaining in the construction retainage and construction reserve accounts will become unrestricted (subject to the terms of the indenture governing the Notes) and will no longer secure the Notes.

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

IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $58,000 and $55,000 for the three months ended July 31, 2005 and 2004, respectively, for such services.

NOTE 12 - OPERATING SEGMENTS

IMG Resort and Casino has five operating segments. Gaming, Hotel, Ski, Resort Management and Travel Center. The Gaming segment information includes the gaming activities of the Resort. The Hotel segment information includes the lodging, retail and recreation activities of the Resort, including hotel, food and beverage, hunting, golf, fishing and horseback riding. The Ski Operatins segment includes the activities of the Ski Apache Resort. The Resort/Holding Company Operations segment includes the management activities of IMG Resort and Casino, including the pre-opening activities of the Resort and the Travel Center. The Travel Center Operations segment includes the activities of the Travel Center Casino, including its gaming and retail activities. These operating segments represent distinct business activities, which are managed separately.

                                                  (in thousands)

  THREE MONTHS                                                   RESORT/        TRAVEL
      ENDED           GAMING         HOTEL          SKI        HOLDING CO.      CENTER
  JULY 31, 2005     OPERATIONS    OPERATIONS     OPERATIONS    OPERATIONS     OPERATIONS   ELIMINATIONS      TOTAL
-----------------  ------------  ------------  -------------  -------------  -----------  --------------  ------------
   Net revenue        $14,046        $ 6,713       $     1        $     -       $ 9,868       $      -      $30,628

  Income (loss)
      from
   operations         $ 5,017        $(1,000)      $(1,075)       $(6,484)      $ 4,611       $      -      $ 1,069


  THREE MONTHS                                                   RESORT/        TRAVEL
     ENDING           GAMING         HOTEL          SKI        HOLDING CO.      CENTER
  JULY 31, 2004     OPERATIONS    OPERATIONS     OPERATIONS    OPERATIONS     OPERATIONS   ELIMINATIONS      TOTAL
-----------------  ------------  ------------  -------------  -------------  -----------  --------------  ------------
   Net revenue        $ 7,979        $     -       $     -        $     -       $14,148       $      -      $22,127

  Income (loss)
      from
   operations         $ 1,372        $  (10)       $ (822)        $(1,901)      $ 7,510       $      -      $ 6,149



NOTE 13 - CONSOLIDATING INFORMATION

In connection with IMG Resort and Casino's issuance in November 2003 of $200,000,000 of 12% senior notes, IMG Resort and Casino's subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (the "WHOLLY-OWNED GUARANTORS") have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes.

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

The following consolidating information is presented as of and for the three months ended July 31, 2005 and 2004.

                                           CONSOLIDATING BALANCE SHEETS
                                                    (UNAUDITED)

                                                AS OF JULY 31, 2005


                                                           IMG RESORT        WHOLLY-OWNED
                                                           AND CASINO         GUARANTORS     ELIMINATIONS      CONSOLIDATED
                                                      -----------------   ---------------   --------------    ---------------

Cash and cash equivalents                                 $   6,605,480     $  13,539,796    $            -     $  20,145,276


Restricted cash and cash equivalents                         24,362,599                 -                 -        24,362,599


Accounts receivable                                             138,147           743,349                 -           881,496
Inventories                                                           -         1,205,666                 -         1,205,666
Prepaid expenses                                                      -           288,640                 -           288,640
                                                      -----------------   ---------------   --------------    ---------------
Total current assets                                         31,106,226        15,777,451                 -        46,883,677

NON CURRENT ASSETS
Property, plant and equipment, net                                    -       237,170,928                         237,170,928
Other Assets                                                     19,738           228,530                 -           248,268
Capitalized interest                                                  -                 -                 -                 -
Deferred financing costs                                      8,914,830                 -                 -         8,914,830
Advances to Subsidiaries                                    198,684,384        38,292,995      (236,977,379)                -
Investment in Subsidiaries                                   51,650,987                 -       (51,650,987)                -
                                                      -----------------   ---------------   --------------    ---------------
 Total Assets                                            $  290,376,165     $ 291,469,904     ($288,628,366)     $293,217,703
                                                      =================   ===============   ================  ===============


Accounts Payable and other short term liabilities        $    1,912,531     $           -          $      -      $  1,912,531
Construction in progress accounts payable                     8,432,690                 -                 -         8,432,690
Accrued expenses                                              9,188,667         5,791,860                 -        14,980,527
Advanced deposits                                                     -         1,293,979                 -         1,293,979
Current portion of long-term debt                             2,578,577           205,426                 -         2,784,003
                                                      -----------------   ---------------   --------------    ---------------
Total current liabilities                                    22,112,465         7,291,265                          29,403,730

NON CURRENT LIABILITIES:
Advances from subsidiaries                                    5,771,390       231,205,989      (236,977,379)                -
Long-term debt, net of current portion                      212,324,045         1,321,663                 -       213,645,708
                                                      -----------------   ---------------   --------------    ---------------
Total liabilities                                           240,207,900       239,818,917      (236,977,379)      243,049,438

Contributed Capital                                          55,834,548        21,166,161       (21,166,161)       55,834,548
Retained earnings (deficit)                                  (5,666,283)       30,484,826       (30,484,826)       (5,666,283)
                                                      -----------------   ---------------   --------------    ---------------
 Total equity                                                50,168,265        51,650,987       (51,650,987)       50,168,265
                                                      -----------------   ---------------   --------------    ---------------

Total liabilities and equity                             $  290,376,165     $ 291,469,904     $(288,628,366)     $293,217,703
                                                      =================   ===============   ================  ===============

                                        CONSOLIDATING STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                            QUARTER ENDED JULY 31, 2005


                                                         IMG RESORT     WHOLLY-OWNED
                                                         AND CASINO      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                        ------------    ------------     ------------     --------------
         Revenues:
             Gaming                                 $            -      $22,027,349     $          -      $22,027,349

             Food and Beverage                                   -        3,456,576                -        3,456,576
             Hotel                                                        2,911,685                -        2,911,685
             Recreation and other                                         3,178,444                         3,178,444
                                                        ------------    ------------     ------------     --------------
               Gross Revenue                                             31,574,054                        31,574,054

          Less -Promotional Allowances                          55          945,515                -          945,570
                                                        ------------    ------------     ------------     --------------
               Net Revenue                                     (55)      30,628,539                        30,628,484

          Operating Expenses
             Gaming                                         49,134        4,338,684                -        4,387,818
             Hotel  expenses                                     -        1,425,997                -        1,425,997
             Food and beverage                              30,993        5,020,830                         5,051,823
             Recreation and other                                -        2,901,636                -        2,901,636
             Marketing and advertising                           -        2,284,675                         2,284,675
             General and administrative                  6,086,842        1,119,482                -        7,206,324
             Health Insurance - Medical                    258,679          257,862                -          516,541
             Mescalero Apache Telecom                       57,626                -                -           57,626
             Tribal Regulatory Fees                              -          962,294                -          962,294
             Depreciation and amortization                       -        4,765,225                -        4,765,225
                                                        ------------    ------------     ------------     --------------
               Total Operating Expenses                  6,483,274       23,076,685                -       29,559,959

          Operating Income (Loss)                       (6,483,329)       7,551,854                -        1,068,525

          Other Income (Expense)
             Interest Income                               173,523            1,260                -          174,783
             Interest Expense                           (6,607,147)               -                -       (6,607,147)
             Income from subsidiaries                    7,553,114                -       (7,553,114)               -
             Other income (expense)                       (302,444)               -                -         (302,444)
                                                        ------------    ------------     ------------     --------------
               Total Other Income (expense)                817,046            1,260       (7,553,114)      (6,734,808)

                                                        ------------    ------------     ------------     --------------
               Net Income (Loss)                      $ (5,666,283)     $ 7,553,114     $ (7,553,114)     $(5,666,283)
                                                        ============    ============     ============     ==============




                                                CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                     QUARTER ENDED JULY 31, 2005

                                                                  IMG RESORT       WHOLLY-OWNED
                                                                  AND CASINO        GUARANTORS      ELIMINATIONS      CONSOLIDATED
                                                                 ------------     ---------------  -------------     -------------
Cash flows from operating activities:
   Net income (loss)                                              $(5,666,283)       $ 7,553,114    $(7,553,114)      $(5,666,283)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                    406,311          4,878,737              -         5,285,048
   Changes in assets and liabilities:
     Accounts receivable, net of allowance                            242,720           (546,740)             -          (304,020)
     Inventories                                                            -            223,840              -           223,840
     Prepaid expenses                                                 765,487           (193,938)             -           571,549
     Other long term assets                                           105,253           (158,308)             -           (53,055)
     Accounts payable                                                (760,976)                 -              -          (760,976)
     Construction in progress accounts payable                        286,956                  -              -           286,956
     Accrued expenses                                              (2,961,111)         1,999,767              -          (961,344)
     Accrued Interest                                              (5,966,729)              (450)             -        (5,967,179)
                                                                 ------------     ---------------  -------------     -------------
      Net cash provided by (used in) operating activities         (13,207,630)        13,756,022     (7,553,114)       (7,004,722)

Cash flows from investing activities:
   Purchase of property, plant and equipment                                -         (9,905,741)             -        (9,905,741)
   Investment in subsidiaries                                      (7,553,114)                 -       7,553,114                -
                                                                 ------------     ---------------  -------------     -------------
       Net cash used by investing activities                       (7,553,114)        (9,905,741)      7,553,114       (9,905,741)

Cash flows from financing activities:
   Deferred financing cost                                                  -                  -               -                -
   Cash held for construction payments                             11,167,345                  -               -       11,167,345
     Advances to (from) affiliates                                  3,504,047         (3,504,047)              -                -
     Principal borrowings (payments) on long-term debt, net        14,478,673                  -               -       14,478,673
     Distributions to Mescalero Apache Tribe                       (2,308,800)                 -               -       (2,308,800)
                                                                 ------------     ---------------  -------------     -------------
      Net cash used by (provided by) financing activities          26,841,265         (3,504,047)              -       23,337,218
                                                                 ------------     ---------------  -------------     -------------

Net increase in cash and cash equivalents                           6,080,521            346,234               -        6,426,755

Cash and cash equivalents, beginning of period                        524,959         13,193,562               -       13,718,521
                                                                 ------------     ---------------  -------------     -------------

Cash and cash equivalents, end of period                          $ 6,605,480        $13,539,796   $           -      $20,145,276
                                                                 ============     ==============   =============     ==============

                                           CONSOLIDATING BALANCE SHEETS

                                               AS OF APRIL 30, 2005

                                                             IMG RESORT       WHOLLY-OWNED
                                                             AND CASINO        GUARANTORS       ELIMINATIONS      CONSOLIDATED
                                                           --------------    ---------------   ---------------  ----------------
Cash and cash equivalents                                  $     524,959      $13,193,562      $          -      $ 13,718,521
Restricted cash and cash equivalents                          35,870,686                -                 -        35,870,686
Accounts receivable, net                                         380,867          196,609                             577,476
Inventories                                                            -        1,429,506                 -         1,429,506
Prepaid expenses                                                 765,487           94,702                 -           860,189
                                                           --------------    ---------------   ---------------  ----------------
Total current assets                                          37,541,999       14,914,379                 -        52,456,378

 Advances to Affiliates                                      205,038,001       32,516,495      (237,554,496)
Property, plant and equipment, net                                     -      231,721,074                         231,721,074
Long-term deferred financing expenses                          9,321,141                -                 -         9,321,141
Other long term assets                                           124,991           70,222                 -           195,213
Investment in subsidiaries                                    44,097,873                -       (44,097,873)                -
                                                           --------------    ---------------   ---------------  ----------------
Total Assets                                                $296,124,005     $279,222,170     $(281,652,369)     $293,693,806
                                                           ==============    ===============   ===============  ================


Accounts Payable and other short term liabilities             $2,673,507        $       -     $           -      $  2,673,507
Construction in progress accounts payable                      8,145,734                -                 -         8,145,734
Accrued expenses                                               6,916,507        4,088,705                 -        11,005,212
Accrued revenue sharing and regulatory fees
Accrued interest                                              11,200,000              450                 -        11,200,450
Deposits and advance payments                                          -          997,365                 -           997,365
Current portion of long-term debt                                      -          254,007                 -           254,007
                                                           --------------    ---------------   ---------------  ----------------
Total current liabilities                                     28,935,748        5,340,527                 -        34,276,275

Advances from affiliates                                       9,043,808      228,510,688      (237,554,496)                -
Long-term debt, net of current portion                       200,001,099        1,273,082                 -       201,274,181
                                                           --------------    ---------------   ---------------  ----------------
Total liabilities                                            237,980,655      235,124,297      (237,554,496)      235,550,456

 Contributed Capital                                          58,143,350       20,166,161       (20,166,161)       58,143,350
Current Year Net income (Loss)                                 2,139,792       21,141,156       (21,141,156)        2,139,792
 Retained equity                                              (2,139,792)        2,790,556       (2,790,556)       (2,139,792)
                                                           --------------    ---------------   ---------------  ----------------
 Total equity                                                 58,143,350       44,097,873       (44,097,873)       58,143,350
                                                           --------------    ---------------   ---------------  ----------------

Total liabilities and equity                                $296,124,005     $279,222,170     $(281,652,369)     $293,693,806
                                                           ==============    ===============   ===============  ================


                                            CONSOLIDATING STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                                QUARTER ENDED JULY 31, 2004

                                                      IMG RESORT         WHOLLY-OWNED
                                                      AND CASINO          GUARANTORS       ELIMINATIONS       CONSOLIDATED
                                                    ----------------    ---------------    --------------    ---------------
Revenues:
   Gaming                                              $          -        $17,645,786      $          -        $17,645,786
   Food and beverage                                          1,608          1,411,487                 -          1,413,095
   Recreation and other                                           -          3,330,898                 -          3,330,898
                                                    ----------------    ---------------    --------------    ---------------
     Gross revenues                                           1,608         22,388,171                 -         22,389,779
     Less - promotional allowances                                -            262,282                 -            262,282
                                                    ----------------    ---------------    --------------    ---------------
       Net revenue                                            1,608         22,125,889                 -         22,127,497
                                                    ----------------    ---------------    --------------    ---------------

Operating costs and expenses:
   Gaming                                                    64,934          4,962,744                 -          5,027,678
   Food and beverage                                         85,257          1,602,749                 -          1,688,006
   Recreation and other                                         113          3,089,620                 -          3,089,733
   General and administrative                               486,761          1,764,994                 -          2,251,755
   Health insurance - Medical                                23,944            115,712                 -            139,656
   Pension                                                  155,686            388,853                 -            544,539
   Mescalero Apache Telecommunication                        54,757                  -                 -             54,757
   Tribal Regulatory Fees                                    24,952            659,049                 -            684,001
   Pre-opening costs and expenses                         1,006,589             56,455                 -          1,063,044
   Depreciation and amortization                                  -          1,435,617                 -          1,435,617
                                                    ----------------    ---------------    --------------    ---------------
     Total operating expenses                             1,902,993         14,075,793                 -         15,978,786
                                                    ----------------    ---------------    --------------    ---------------

(Loss) income from operations                            (1,901,385)         8,050,096                 -          6,148,711
                                                    ----------------    ---------------    --------------    ---------------

Other income:
   Interest income                                          205,283              4,135                 -            209,418
   Interest expense                                      (2,930,599)                 -                 -         (2,930,599)
   Income from subsidiaries                               8,057,078                  -        (8,057,078)                 -
   Other income (expense)                                    99,304              2,847                 -            102,151
                                                    ----------------    ---------------    --------------    ---------------
     Total other income                                   5,431,066              6,982        (8,057,078)        (2,619,030)
                                                    ----------------    ---------------    --------------    ---------------

     Net Income                                          $3,529,681         $8,057,078       $(8,057,078)        $3,529,681
                                                    ================    ===============    ==============    ===============



                                               CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)



                                                     QUARTER ENDED JULY 31, 2004

                                                                IMG RESORT        WHOLLY-OWNED
                                                                AND CASINO         GUARANTORS       ELIMINATIONS       CONSOLIDATED
                                                                --------------    ---------------   ----------------    ------------
Cash flows from operating activities:
   Net income                                                     $3,529,681       $  8,057,078      $ (8,057,078)     $  3,529,681
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                        -          1,435,617                 -         1,435,617
   Changes in assets and liabilities:
     Restricted cash and cash equivalents                                  -                  -                 -                 -
     Accounts receivable, net of allowance                            (2,775)           (67,220)                -           (69,995)
     Inventories                                                        (187)          (430,740)                -          (430,927)
     Prepaid revenue sharing                                               -          1,039,500                 -         1,039,500
     Prepaid expenses                                               (265,298)           104,223                 -          (161,075)
     Interest receivable                                                   -                  -                 -                 -
     Other long-term assets                                                -            (48,563)                -           (48,563)
     Accounts payable                                              1,148,131           (550,505)                -           597,626
     Construction in progress accounts payable                    (2,854,894)                 -                 -        (2,854,894)
     Accrued expenses                                              1,608,990          1,979,993                 -         3,588,983
     Accrued revenue sharing and regulatory fees                           -                  -                 -                 -
     Accrued interest payable                                     (6,800,000)           (48,378)                -        (6,848,378)
     Deposits and advance payments                                         -            231,206                 -           231,206
                                                               --------------    ---------------   ----------------    -------------
          Net cash provided by operating activities               (3,636,352)        11,702,211        (8,057,078)            8,782
                                                               --------------    ---------------   ----------------    -------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                     (22,534,015)          (490,410)                -       (23,024,425)
   Investment in subsidiaries                                     (8,057,078)                 -         8,057,078                 -
                                                               --------------    ---------------   ----------------    -------------
       Net cash used by investing activities                     (30,591,093)          (490,410)        8,057,078       (23,024,425)
                                                               --------------    ---------------   ----------------    -------------

Cash flows from financing activities:
   Deferred financing costs                                          473,906                  -                 -           473,906
   Cash held for construction payments                            29,469,685                  -                 -        29,469,685
   Advances to (from) affiliates                                   5,509,854         (5,509,854)                -                 -
    Advances from Mescalero Apache Tribe                                   -                  -                 -                 -
    Borrowings on revolving line of credit                                 -                  -                 -                 -
    Principal borrowings (payments) on long-term debt, net                 -            (51,415)                -           (51,415)
    Distributions to Mescalero Apache Tribe                       (1,226,000)        (2,269,619)                -        (3,495,619)
     Contributions from Mescalero Apache Tribe                             -                  -                 -                 -
                                                               --------------    ---------------   ----------------    -------------
        Net cash provided by (used in) financing activities       34,227,445         (7,830,888)                -        26,396,557
                                                               --------------    ---------------   ----------------    -------------

Net  increase in cash and cash equivalents                                 -          3,380,913                           3,380,913

Cash and cash equivalents, beginning of period                             -         15,794,943                 -        15,794,943
                                                               --------------    ---------------   ----------------    -------------

Cash and cash equivalents, end of period                        $          -        $19,175,856      $          -      $ 19,175,856
                                                               ==============    ===============   ================    =============

Supplemental cash flow information:
     Cash paid for interest                                     $ 12,800,000            $33,053      $          -      $ 12,833,053
                                                               ==============    ===============   ================    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     REFERENCE IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q" OR THIS "REPORT") TO (A) THE "TRIBE" REFERS TO THE MESCALERO APACHE TRIBE, A FEDERALLY RECOGNIZED INDIAN TRIBE, (B) "IMG RESORT AND CASINO" REFERS TO INN OF THE MOUNTAIN GODS RESORT AND CASINO, A BUSINESS ENTERPRISE OF THE TRIBE, (C) "CASINO APACHE" REFERS TO CASINO APACHE, A BUSINESS ENTERPRISE OF THE TRIBE, (D) THE "INN" REFERS TO INN OF THE MOUNTAIN GODS, A BUSINESS ENTERPRISE OF THE TRIBE,
(E) THE "TRAVEL CENTER" REFERS TO CASINO APACHE TRAVEL CENTER, A BUSINESS ENTERPRISE OF THE TRIBE AND (F) "SKI APACHE" REFERS TO SKI APACHE, A BUSINESS ENTERPRISE OF THE TRIBE. EACH OF CASINO APACHE, THE INN, THE TRAVEL CENTER AND SKI APACHE IS A WHOLLY-OWNED SUBSIDIARY OF IMG RESORT AND CASINO. REFERENCE IN THIS FORM 10-Q TO "WE," "OUR," AND "US" REFER TO IMG RESORT AND CASINO.

FORWARD-LOOKING STATEMENTS

     THIS FORM 10-Q INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. STATEMENTS REGARDING OUR EXPECTED FINANCIAL CONDITION, RESULTS OF OPERATIONS, BUSINESS, STRATEGIES AND FINANCING PLANS UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-Q ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, IN THOSE AND OTHER PORTIONS OF THIS FORM 10-Q, THE WORDS "ANTICIPATE," "EXPECT," "PLAN," "INTEND," "WILL," "DESIGNED," "ESTIMATE," "ADJUST" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, INDICATE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS MAY PROVE TO BE INCORRECT. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS DISCLOSED IN THIS FORM 10-Q INCLUDE, WITHOUT LIMITATION, RISKS RELATING TO THE FOLLOWING: (A) OUR LEVELS OF LEVERAGE AND ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS; (B) OUR FINANCIAL PERFORMANCE; (C) RESTRICTIVE COVENANTS IN OUR DEBT INSTRUMENTS; (D) REALIZING THE BENEFITS OF OUR BUSINESS PLAN AND BUSINESS STRATEGIES; (E) CHANGES IN GAMING LAWS OR REGULATIONS, INCLUDING POTENTIAL LEGALIZATION OF GAMING IN CERTAIN JURISDICTIONS; (F) THE IMPACT OF COMPETITION IN OUR MARKETS; (G) OUR ABILITY TO ATTRACT INCREASING NUMBERS OF CUSTOMERS; AND (H) GENERAL LOCAL, DOMESTIC AND GLOBAL ECONOMIC CONDITIONS

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

OVERVIEW

     IMG Resort and Casino is an unincorporated business enterprise of the Tribe. The Tribe formed IMG Resort and Casino to operate its resort enterprises, comprised of Casino Apache, the Inn, the Travel Center and Ski Apache, each of which is an unincorporated Tribal business enterprise wholly-owned by IMG Resort and Casino. The combined activities of these enterprises comprise the operations of IMG Resort and Casino. Our four primary areas of operation are:

     GAMING. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of July 31, 2005, we had 55,000-square feet of combined gaming space featuring 1,502 slot machines and 56 table games between new our facilities at the Inn of the Mountain Gods Resort and Casino (the "RESORT"), opened in March 2005, and Casino Apache Travel Center (the "TRAVEL CENTER CASINO") opened in May 2003.

     FOOD AND BEVERAGE. The Resort features Wendell's, a 158-seat casual and fine dining restaurant; Gathering of the Nations Buffet, a 250-seat buffet style restaurant; a 100-seat sports bar; a 75-seat night club featuring live entertainment and dancing; Wendell's Lounge, a "piano" lounge featuring an oversized fireplace; and the Apache Summit BBQ, a 85-seat casual restaurant in the golf clubhouse. The Travel Center Casino features Smoky'Bs, a 135-seat casual dining restaurant and two sports type bars. Ski Apache operates one main restaurant and five satellite food and beverage outlets.

     ROOMS. On March 15, 2005, we opened the Resort which features 273 luxury hotel rooms. The hotel varies between four and eight stories in height, depending upon the location along the hotel corridor, and allows for easy traveling distance to and from the casino and events center. Our over-sized deluxe guest rooms are either 480 square feet or 610 square feet and our suites are 1,200 square feet (with the ability to connect to a 480 square foot deluxe guest room, providing a total of 1,680 square feet in that configuration). In-room amenities include high-speed Internet access, coffee makers, ironing boards and irons, mini-bars, toiletries, free and pay-per-view movies and other standard and premium channels. All rooms feature a balcony view of Lake Mescalero and either Sierra Blanca Mountain or the forest-lined golf course. The hotel also features an indoor swimming pool and fitness center including a yoga and aerobics workout area, steam and sauna facilities for both men and women and a family locker area.

     RECREATION AND OTHER. Our all-season recreational operations include a 750-acre, 55-trail ski resort, the second largest in New Mexico, an 18-hole championship golf course, seasonal big-game hunts, a shooting range, horseback riding, boating and fishing. Our ski resort is typically open from Thanksgiving until Easter, while our golf course generally operates from March through October. Our retail outlets include a gift shop, golf and pro shop, ski shop, a 2,500-square foot convenience store, a Conoco-branded fuel station with 12 gasoline and eight diesel pumping stations and laundry and shower facilities.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates and assumptions, are presented in the notes to our consolidated financial statements included elsewhere in this Form 10-Q. Our management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. We believe that estimates related to the following areas involve a high degree of judgment and/or complexity: the liability associated with unredeemed Apache Spirit Club points, the estimated lives of depreciable assets and pension costs. Actual results could differ from those estimates.

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

     PROMOTIONAL ALLOWANCES. We reward our customers with "points" based on the volume of their gaming activity through our customer loyalty program, the Apache Spirit Club. These points are redeemable for player reward services or merchandise. Points are accrued and reflected as current liabilities on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate. The retail value of these promotional allowances is recognized by IMG Resort and Casino as a reduction from gross revenue.

     CLASSIFICATION OF DEPARTMENTAL COSTS. Gaming direct costs are comprised of all costs of the Resorts' gaming operation, including labor costs for casino-based personnel (including personnel supporting the food and beverage operations located in the casinos), facilities, occupancy costs, supply costs, certain marketing , advertising and promotional expenses (including costs in operating our players' clubs) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts' food and beverage operations, including labor costs for personnel employed by the Resorts' restaurants and food and beverage outlets (but not including personnel supporting the food and beverage operations located within the casinos), facilities, occupancy costs, supply costs for all food and beverages served in the casinos or sold in the Resorts' restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our headquarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments

     CAPITALIZATION OF INTEREST. In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" or SFAS 34, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is capitalized on amounts expended on the Resort using the weighted-average cost of our outstanding borrowings. Capitalization of interest started with the construction of the Resort beginning in January 2004 and ended with the completion of the Resort in March 2005. Interest capitalized on the Resort totaled $0.0 million for the three months ended July 31, 2005 and $3.5 million for the three months ended July 31, 2004.

     DEFERRED FINANCING COSTS. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $8.9 million as of July 31, 2005.

RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 2005 COMPARED TO QUARTER ENDED JULY 31, 2004.

     NET REVENUES. Net revenues increased $8.5 million, or 38%, to $30.6 million for the quarter ended July 31, 2005 from $22.1 million for the quarter ended July 31, 2004. The increase in net revenues was attributable to an increase in gaming revenues of $4.4 million, up 25% over last year due primarily to the new casino opening. Additionally, food and beverage revenues were up $2.1 million, or 150%, and hotel revenues were up $2.9 million over a year ago. These increases are also primarily due to the opening of the Resort.

     GAMING. Gaming revenues increased $4.4 million, or 25%, to $22.0 million for the quarter ended July 31, 2005 from $17.6 million for the quarter ended July 31, 2004. Slot revenues increased to $19.8 million for the quarter ended July 31, 2005 from $17.2 million for the quarter ended July 31, 2004, an increase of $2.6 million, or 15%. These increases are primarily due to the opening of the new casino. Gross slot win per unit, per day was $145 for the quarter ended July 31, 2005 compared to $160 for the quarter ended July 31, 2004; in this period the weighted average number of units increased from 1,180 units in the quarter ended July 31, 2004 to 1,502 for the quarter ended July 31, 2005. Table games revenue increased $.7 million, or 32%, to $2.9 million for the quarter ended July 31, 2005 from $2.2 million for the quarter ended July 31, 2004. The decrease in win per unit per day on a year over year basis was attributable to an increase in the weighted average number of slot devices of approximately 27%.

     HOTEL. Hotel revenues for the quarter ended July 31, 2005 were $2.9 million. With the Resort's grand opening in March 2005, the quarter ended July 31, 2005 is the first full three months the Resort and its hotel was in operation. The quarter ending July 31, 2004 had no hotel revenues.

     FOOD AND BEVERAGE. Food and beverage revenues increased $2.1 million, or 150%, to $3.5 million for the quarter ended July 31, 2005 from $ 1.4 million for the quarter ended July 31, 2004. The increase is due to the new Resort offering additional food and beverage outlets as well as an increase in banquet facility space.

     RECREATION AND OTHER. Recreation and other revenues were nearly flat at $3.2 million for the quarter ended July 31, 2005 compared to $3.3 million for the quarter ended July 31, 2004. The small decrease was due in part to a decrease in retail revenue of $465,875, due largely to the closing of our smoke shop, offset by an increase in recreation revenue of $313,335.

     PROMOTIONAL ALLOWANCES. Promotional allowances of $945,570 for the quarter ended July 31, 2005 compared to $262,282 for the quarter ended July 31, 2004 an increase of $683,288 or 261%. The increase was due to increased promotions to our club members and a 41% increase in gross revenue.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $13.6 million to $29.6 million for the quarter ended July 31, 2005 from $16.0 million for the quarter ended July 31, 2004. The increase was primarily due to increases of $3.4 million in food and beverage expenses, $5.5 million in general and administrative expenses, $1.7 million in marketing expenses, $1.4 million in hotel expenses, and $3.4 million in depreciation expense, offset by decreases of $0.6 million in gaming expenses, $1.1 in pre-opening costs and expenses, and $0.2 million in recreation and other expenses.

     GAMING. Gaming expenses decreased $0.6 million to $4.4 million for the quarter ended July 31, 2005 from $5.0 million for the quarter ended July 31, 2004. The decrease was primarily due to reduced revenue sharing payments and regulatory fees under our new tribal gaming compact with the State of New Mexico as compared to the prior compact. Gaming expenses as a percentage of gaming revenue decreased 8%, from 28% for the quarter ended July 31, 2004 compared to 20% for the quarter ended July 31, 2005.

     FOOD AND BEVERAGE. Food and beverage expenses increased $3.4 million, or 200%, to $5.1 million for the quarter ended July 31, 2005 from $1.7 million for the quarter ended July 31, 2004. The increase was primarily due to increased expenses associated with operating an increased number of food and beverage outlets, including the addition and training of food and beverage team members. Food and beverage expenses as a percentage of food and beverage revenue increased 23%, from 121% for the quarter ended July 31, 2004 compared to 146% for the quarter ended July 31, 2005.

     HOTEL. Hotel expenses increased to $1.4 million for the quarter ended July 31, 2005 from $0.0 million for the quarter ended July 31, 2004 due to the opening of the Resort. Hotel expenses represented 48% of hotel revenue for the quarter ended July 31, 2005.

     RECREATION AND OTHER. Recreation and other costs decreased $0.2 million to $2.9 million for the quarter ended July 31, 2005 from $3.1 million for the quarter ended July 31, 2004. The decrease was primarily attributable to the lower sales costs and related expenses for the convenience store, refueling center and laundry and shower facilities, and the closing of the smoke shop.

     MARKETING AND ADVERTISING. Marketing and advertising costs increased $1.7 million to $2.3 million for the quarter ended July 31, 2005 from $0.6 million for the quarter ended July 31, 2004. The increase was primarily due to the opening of the Resort.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $5.5 million, or 324%, to $7.2 million for the quarter ended July 31, 2005 from $1.7 million for the quarter ended July 31, 2004. The increase was due primarily to increased expenses associated with opening the Resort, as well as increased consulting and audit fees associated with compliance with Sarbanes Oxley.

     PRE-OPENING COSTS AND EXPENSES. Pre-opening expenses of $1.1 million have been eliminated as of April 2005, resulting in no current charges this quarter ending July 31, 2005. Previous expenses were attributable to segregating primarily general and administrative expenses while the new Resort was being constructed.

     DEPRECIATION. Depreciation increased $3.4 million to $4.8 million for the quarter ended July 31, 2005 from $1.4 million for the quarter ended July 31, 2004. The increase was primarily the result of opening the Resort last quarter, with the quarter ending July 31, 2005 reflecting a full three months of depreciation expense. In addition to the Resort, other equipment was put into service at the Travel Center as well as Ski Apache.

     OPERATING INCOME. Operating income decreased $5.0 million, or 82%, to $1.1 million for the quarter ended July 31, 2005 from $6.1 million for the quarter ended July 31, 2004. The decrease was primarily due to the increase in general and administrative expenses, including marketing, food, labor and increased depreciation associated with the opening of the Resort.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $4.1 million to $6.7 million for the quarter ended July 31, 2005 from $2.6 million for the quarter ended July 31, 2004. The increase was primarily due to expensing interest on the $200 million senior notes issued in November 2003, the notes, which had previously been capitalized during the construction period. The quarter ending July 31, 2005 reflects the first full quarter of bond interest charges. Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses, including amortization expense and other reserves for under utilized assets.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 31, 2005 and July 31, 2004, we had cash and cash equivalents (net of amounts in restricted accounts) of $20.1 million and $19.2 million, respectively. Our principal sources of liquidity for the three months ended July 31, 2005 consisted of cash flows used in operating activities which was $7.0 million for the three months ended July 31, 2005 compared to cash provided by operating activities of $8,781 for the three months ended July 31, 2004.

     Cash used in investing activities for the three months ended July 31, 2005 was $9.9 million compared to $23.0 million used for the three months ended July 31, 2004. The $13.1 million increase in cash flow was a result of an increase in equipment financing for the Resort and an overall decrease in equipment acquisition following the completion of the Resort in March 2005.

     Cash provided from financing activities for the three months ended July 31, 2005 was $23.3 million compared to $26.4 million provided from financing activities for the three months ended July 31, 2004. The $2.7 million decrease primarily relates to an increase in equipment financing and a decrease in the amount of restricted cash held for construction payments.

     We believe that existing cash balances and operating cash flows will provide adequate funds for our working capital needs, planned capital expenditures, including equipment and furnishings for the Resort and debt service requirements for at least the next 12 months. However, our ability to fund our operations, make planned capital expenditures, make scheduled payments and refinance our indebtedness depends on our future operating performance and cash flow, which, in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, as a result of the offering, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 12% Senior Notes due 2010, or the Notes.

     On October 5, 2005, Standard & Poor's Rating Services announced that it had placed its ratings on us on credit watch with negative implications. We do not have any credit rating downgrade triggers that would accelerate repayment of the outstanding senior notes issued in November 2003, however any adverse changes to our credit ratings may increase the cost of any new borrowings.

DESCRIPTION OF INDEBTEDNESS

THE NOTES

     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of July 31, 2005 accrued interest payable on the Notes was $5.2 million. The notes are secured until delivery of a final certificate of completion of the Resort by first priority security interests in the following accounts:

     o an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of July 31, 2005, the balance in the interest reserve account was $82,462;

     o a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of July 31, 2005, the balance in the construction disbursement account was $0.0;

     o a construction reserve account, which was funded at the time the Notes were sold approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe's prior gaming compact. As of July 31, 2005, the balance in the construction reserve account was $15.7 million; and

     o a construction retainage account. As of July 31, 2005, the balance the construction retainage accounts was $8.3 million.

     The Notes rank senior in right of payment to all of our future indebtedness or other obligations that are, by their terms, expressly subordinated in right of payment to the notes. In addition, the Notes rank equal in right of payment to all of our existing and future senior unsecured indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the notes. Each of our wholly-owned subsidiaries are guarantors of the Notes.

GENERAL INDEBTEDNESS

     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of July 31, 2005, there is approximately $1.5 million outstanding on the BIA Note.

CREDIT FACILITY

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of July 31, 2005, approximately $14.9 million had been drawn against this facility to finance purchases of furniture, fixtures and equipment.

OFF-BALANCE SHEET ARRANGEMENTS

     As of July 31, 2005, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

REGULATION AND TAXES

     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended July 31, 2005 or 2004, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of July 31, 2005, we had an aggregate of approximately $216.4 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

     o    make it more difficult for us to satisfy our debt service obligations;

     o increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

     o limit our ability to fund future working capital, capital expenditures and other general operating requirements;

     o require us to dedicate a substantial portion of our cash flow from operations to service our outstanding indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, the Resort and other general operating requirements;

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

WE MAY NOT BE ABLE TO REALIZE THE BENEFITS OF OUR BUSINESS STRATEGY.

     The Resort and the Travel Center Casino are part of our business strategy to develop an integrated resort, increase our market reach and realize operating benefits from business synergies. We may not be able to fully implement this strategy or may not fully realize these anticipated benefits. Implementation of our business strategy could be adversely affected by a number of factors beyond our control, including general or local economic conditions, increased competition or other changes in our industry. In particular, we may not be able to attract a sufficient number of guests, gaming customers and other visitors in order to achieve our performance goals. Furthermore, we may not be successful in our plan to promote our customers' utilization of our various resort amenities, including our gaming, hotel, entertainment and other amenities as anticipated or to a degree that will allow us to achieve our performance goals. Additionally, our business strategy, intended to capitalize on the spending levels of our patrons, attract customers from new target markets and reduce seasonality, may not achieve its intended results. A failure to effectively implement our business strategy could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our debt service obligations.

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

     Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 11 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all which are outside of our primary market area. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. We intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. The Resort will allow us to compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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

     We hope to attract customers from beyond our primary market who will have to travel by air to our property. The recent war with Iraq, the terrorist attacks of September 11, 2001, the United States' ongoing military campaign against terrorism, and continued violence, conflicts and instability in other areas of the world have created many economic and political uncertainties, some of which may affect our ability to attract customers outside our current primary market as well as our operations and profitability. The potential short-term and long-term effects that these and similar other situations and events may have for our customers, our primary and secondary markets and the U.S. economy in general are uncertain. These and similar other future events could have a significant impact on the number of customers visiting the Resort and the Travel Center Casino and, as a result, may have a material adverse effect on our business, financial condition, results of operations and ability to meet our debt service obligations.

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

WE DO NOT HAVE A HISTORY OF OPERATING ON AS LARGE OF A SCALE AS CONTEMPLATED BY THE RESORT.

     As a result of our new Resort, our business operations are significantly expanded in size and diversity. Our gaming space grew by more than 32,000 square feet (including the addition of a second casino location) and our gaming positions by approximately 700 slot machines and 22 table games. In addition, we have significantly expanded restaurant, lounge and bar operations, a fuel station and a number of additional retail facilities. The expansion of our resort operations places a significant demand on our management resources which may affect our ability to effectively manage our growth. These increased demands on our management could distract them from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to meet our debt service obligations.

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

THE TERMS OF FOUR OF THE EIGHT VOTING MEMBERS OF THE TRIBAL COUNCIL EXPIRE EACH YEAR AND THE TERMS OF THE TRIBE'S PRESIDENT AND VICE PRESIDENT EXPIRE EVERY TWO YEARS; CHANGES IN THE TRIBAL COUNCIL OR ITS POLICIES COULD AFFECT THE RESORT OR OTHER ASPECTS OF OUR BUSINESS.

     The Tribe is governed by a ten member Tribal Council, consisting of the President and Vice President of the Tribe and eight voting Tribal Council members. The President is a non-voting member of the Tribal Council and the Tribe's Vice President only votes in the event of a tie in the voting of the eight voting members of the Tribal Council. Terms of all Tribal Council members (including the President and Vice President of the Tribe) are two years, with members elected on a staggered basis so that four Tribal Council members are elected each year. The terms of four of the voting members of the Tribal Council expire in January 2006. If there is a significant change in the composition of the Tribal Council, the new Tribal Council may not have the same agenda or goals as the current government, in particular with respect to the Resort. In addition, the Tribal Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Tribal Council. Changes in the Tribal Council or its policies could result in significant changes in our structure or operations or in the Resort, which could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to meet our debt service obligations.

WE HAVE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING THAT MAY PREVENT US FROM BEING ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD, WHICH COULD HARM OUR BUSINESS AND OPERATING RESULTS.

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In preparing this Report, we discovered material weaknesses in our internal controls over financial reporting. These material weaknesses, along with our implemented and planned corrective measures to address these material weaknesses, are more fully discussed in Item 4 of this Report, "Controls and Procedures." We believe that the corrective measures we have implemented in connection with preparing this Report, as discussed in Item 4 of this Report, have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly. We are implementing permanent changes in our internal controls over financial reporting in an effort to enhance our internal controls and address these material weaknesses, as described in Item 4 of this Report. We have not yet fully implemented all of these changes, which include: improved documentation and verification of transactions; an improved system of entering transactions into general and subsidiary ledgers; improved and additional systems relating to account reconciliation and transaction reporting; developing a comprehensive policies and procedures manual for our finance staff, specifically defining and documenting the responsibilities of our financial reporting personnel; improved training of our financial reporting personnel; and retaining an independent advisory firm to assist in evaluating our internal controls.

     We cannot be certain that any corrective measures we take will ensure that we will design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on our ability to access capital markets in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of July 31, 2005, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities. As of July 31, 2005,we held no derivative instruments.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of IMG Resort and Casino's management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the period covered by this Report on Form 10-Q, there were no significant changes in our internal controls or in other factors that have materially affected, or are likely to materially affect, our internal controls.

MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Shortly after the end of our first fiscal quarter ended July 31, 2005, in August 2005, our senior financial executives with principal oversight of the financial accounting and reporting responsibilities resigned. Although we since have retained an individual with significant financial reporting and accounting expertise to serve as our Chief Financial Officer, as a result of these resignations, we were unable to timely implement our quarter end closing procedures. In connection with the preparation of this Report on Form 10-Q, our management and audit committee concluded we did not maintain effective internal control over financial reporting due to material weaknesses. Specifically, we did not maintain adequate systems, policies or procedures principally with respect to:

     o    timely entering transactions into our general and subsidiary ledgers;
     o timely and effective documentation of transactions to be entered into our accounting system;
     o timely reconciliation of general ledger to appropriate underlying subsidiary records;
     o implementation of an appropriate checks and balances system with respect to documentation and recording of transactions;
     o provision of adequate education to our finance staff with respect to our accounting and financial reporting policies and procedures; and
     o maintenance of a comprehensive written accounting policies and procedures manual.

     At the direction of our audit committee, we are implementing changes in an effort to enhance our internal controls. These changes include:

     o    improved system for documentation and verification of transactions;
     o improved system of entering transaction into general and subsidiary ledgers in a timely and complete manner;
     o implementing improved and additional systems relating to account reconciliation and transaction reporting, including the review, analysis and reconciliation of ledger details and timely recording of transactions;
     o developing a comprehensive policies and procedures manual that is accessible and understood by all members of our finance staff;
     o specifically defining and documenting the responsibilities of our financial reporting personnel;
     o    improved training of our financial reporting personnel; and
     o retaining Protivit, Inc., an independent advisory firm, to assist in evaluating our internal controls, including the identification, documentation and testing of significant controls, policies and procedures.

     We have not yet completed the implementation of all of the changes identified above. In order to prepare this Report, we implemented interim alternative and additional control measures (or Interim Measures) to ensure that our financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Report. These Interim Measures included, but were not limited to:

     o hiring a new Chief Financial Officer with 25 years of management and financial reporting experience;
     o implementation of a focused and detailed review and cross-checking of prior financial statements by internal audit personnel, supervised and cross-checked by senior management, outside advisors and our audit committee;
     o increase in number of internal and external accounting and financial personnel;
     o frequent reviews and cross-checking of this Report by senior management, internal audit personnel and Protiviti, Inc.;
     o extensive research, review, cross-checking and documentation of material transactions with focus on reporting for revenue recognition, cash transactions and balances, receivables, fixed assets, payroll, inventory, payables and accrued expenses, and payments to affiliates; and

     o utilization of existing financial management software, reports for ledger and sub-ledger details for financial transactions.

     Our management, including our Chief Operating Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within IMG Resort and Casino have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

 EXHIBIT NO.    DESCRIPTION

3.1*            Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the
                Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.
3.2*            Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.
4.1*            Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods
                Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache
                and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.
4.2*            Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.
4.3*            Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel
                Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.
10.1*           Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and
                Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction
                Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.
10.2*           Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain
                Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski
                Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction
                Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as
                Trustee.
10.3*           Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest
                Service dated April 23, 1985.
10.6**          Employment Agreement dated Oct. 27, 2005 between the Mescalero Apache Tribe and Brian Parrish.
10.7**          2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1,
                2004.
31.1            Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
31.2            Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
32.1            Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002.


                  *        Incorporated by reference to Inn of the Mountain Gods Resort and Casino's Registration
                           Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No.
                           333-113140).

                  **       Incorporated by reference to Inn of the Mountain Gods Resort and Casino's Report on Form
                           8-K filed with the SEC on Nov. 2, 2005.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized



                                    INN OF THE MOUNTAIN GODS RESORT AND CASINO




Date:    November 2, 2005           By:   /s/ Brian D. Parrish
                                          --------------------------------------
                                    Name: Brian D. Parrish
                                    Its:  Chief Operating Officer (Principal
                                          Executive Officer)


Date:    November 2, 2005           By:   /s/ Lance Kintz
                                          --------------------------------------
                                    Name: Lance Kintz
                                    Its:  Chief Financial Officer (Principal
                                          Financial Officer)