Form 10-Q
period 2005-10-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2005-12-15
CIK 1280352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

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

                                                     FORM 10-Q

                                      FOR THE QUARTER ENDED OCTOBER 31, 2005




                                                       INDEX



                                                                                                                     PAGES

PART I.       FINANCIAL INFORMATION
   Item 1.    Consolidated Financial Statements :

              Consolidated Balance Sheets as of
              October 31, 2005 (unaudited) and April 31, 2005..........................................................1

              Consolidated Statements of Income (Loss) for Each of the Three and Six
              Month Periods Ended October 31, 2005 (unaudited) and October 31, 2004 (unaudited)........................2

              Consolidated Statements of Cash Flows for the Six Month Periods Ended
              October 31, 2005 (unaudited) and October 31, 2004 (unaudited)............................................3

              Notes to Consolidated Financial Statements (unaudited)...................................................4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................24

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................................37

   Item 4.    Controls and Procedures.................................................................................37


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................................................................40

   Item 1A.   Risk Factors............................................................................................40

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................................40

   Item 3.    Defaults upon Senior Securities.........................................................................40

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................................40

   Item 5.    Other Information.......................................................................................40

   Item 6.    Exhibits................................................................................................41


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)


                                                                                   As of                  As of
                                                                              October 31, 2005       April 30, 2005
                                                                             -------------------    ------------------
                                                                                (Unaudited)

                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 23,755,103         $  13,718,521
   Restricted cash and cash equivalents                                              24,116,971            35,870,686
   Accounts receivable, net of allowance for doubtful accounts                        1,454,821               577,476
   Inventories                                                                          969,920             1,429,506
   Prepaid expenses                                                                     559,770               860,189
                                                                             -------------------    ------------------
     Total current assets                                                            50,856,585            52,456,378

NON CURRENT ASSETS:
   Property, plant and equipment, net                                               234,433,541           231,721,074
   Deferred financing cost, net                                                       8,508,519             9,321,141
   Other long-term assets                                                               100,176               195,213
                                                                             -------------------    ------------------
     Total assets                                                                  $293,898,821          $293,693,806
                                                                             ===================    ==================

                         LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable and other short-term liabilities                               $  2,200,513          $  2,673,507
   Construction  accounts payable                                                     8,274,874             8,145,734
   Accrued expenses                                                                  11,768,125            11,005,212
   Accrued interest                                                                  11,513,230            11,200,450
   Deposits and advance payments                                                         53,198               997,365
   Current portion of long-term debt                                                  3,338,966               254,007
                                                                             -------------------    ------------------
     Total current liabilities                                                       37,148,906            34,276,275

NON CURRENT LIABILITIES:
   Long-term debt, net of current portion                                           212,986,415           201,274,181
                                                                             -------------------    ------------------

     Total liabilities                                                              250,135,321           235,550,456
                                                                             -------------------    ------------------

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Contributed capital                                                                53,522,750            58,143,350
  Retained earnings (deficit)                                                       (9,759,250)                     -
                                                                             -------------------    ------------------
      Total equity                                                                   43,763,500            58,143,350
                                                                             -------------------    ------------------

     Total liabilities and equity                                                  $293,898,821          $293,693,806
                                                                             ===================    ==================

                         The accompanying notes are an integral part of these statements.




                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                    (unaudited)

                                                         For the Three Months                      For the Six Months
                                                                 Ended                                    Ended
                                                              October 31,                              October 31,
                                                          2005              2004                   2005                   2004
                                                     -------------      -------------         -------------         ---------------
Revenues:
   Gaming                                            $  19,670,636      $ 17,297,976          $  41,697,985         $ 34,943,762
   Food and beverage                                     3,422,562         1,361,377              6,879,138            2,774,525
   Hotel                                                 3,264,473                 -              6,176,032                    -
   Recreation and other                                  5,708,057         4,474,971              8,886,501            7,805,759
                                                     -------------      -------------         -------------         ---------------
     Gross revenue                                      32,065,602        23,134,324             63,639,656           45,524,046
                       Less Promotional                    827,430          (114,119)             1,773,000              148,216
                                                     -------------      -------------         -------------         ---------------
          Allowances
          Net Revenue                                   31,238,172        23,248,443             61,866,656           45,375,830
                                                     -------------      -------------         -------------         ---------------

Operating costs and expenses:
   Gaming                                                4,601,701         5,307,861              8,989,519           10,335,540
   Hotel                                                 1,309,992                 -              2,735,989                    -
   Food and beverage                                     4,395,647         1,848,415              9,447,470            3,536,421
   Recreation and other                                  3,423,034         3,673,169              6,324,671            6,762,900
   Marketing and Advertising                             2,475,018           915,276              4,759,693            1,471,465
   General and administrative                            6,469,518         1,493,667             13,675,726            3,189,123
   Insurance (allocated by related party)                  852,900           265,308              1,369,522              404,964
   Pension (allocated by related party)                          -           468,147                      -            1,012,686
   Telecomm (charged by related party)                      18,384            71,400                 76,010              126,157
   Fees (charged by related party)                         776,369           218,800              1,738,697              902,801
   Pre-opening costs and expenses                                -           711,168                      -            1,774,213
   Depreciation                                          4,067,426         1,584,658              8,832,650            3,020,275
                                                     -------------      -------------         -------------         ---------------
      Total operating expenses                          28,389,989        16,557,869             57,949,947           32,536,545
                                                     -------------      -------------         -------------         ---------------

Income from operations                                   2,848,183         6,690,574              3,916,709           12,839,285

Other income (expenses):
   Interest income                                          87,351           143,199                262,134              352,614
   Interest expense, net of amounts capitalized         (7,438,043)       (2,485,257)           (13,638,879)          (5,415,856)
   Other income (expense)                                  409,542            (1,083)              (299,214)             101,069
                                                     -------------      -------------         -------------         ---------------
     Total other expenses                               (6,941,150)       (2,343,141)           (13,675,959)          (4,962,173)
                                                     -------------      -------------         -------------         ---------------

     Net income (loss)                               $  (4,092,967)     $  4,347,433           $ (9,759,250)        $  7,877,112
                                                     ==============     ============           =============        ===============

           The accompanying notes are an integral part of these statements.



                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                                  For the Six Months Ended
                                                                                         October 31
                                                                                 2005                     2004
                                                                       ---------------------    ----------------------
Cash flows from operating activities:
     Net income (loss)                                                      $   (9,759,250)            $    7,877,112
     Adjustments to reconcile net income (loss)
      to net
        cash used in operating activities:
        Depreciation and amortization                                             9,645,273                 3,020,275
        Changes in assets and liabilities:
           Accounts receivable, net of allowance                                   (877,345)                 (116,804)
           Inventories                                                              459,586                  (123,225)
           Prepaid revenue sharing fees                                                   -                 2,079,529
           Prepaid expenses                                                         300,419                  (145,432)
           Interest receivable                                                            -                   (48,563)
           Other long term assets                                                    95,037                (1,045,058)
           Accounts payable                                                        (472,994)                5,127,285
           Construction accounts payable                                            129,140                (1,730,571)
           Accrued expenses                                                        (181,256)               (2,234,126)
           Accrued revenue sharing and regulatory fees                                    -               (23,000,000)
           Accrued interest                                                         312,780                  (848,378)
           Deposits                                                                       -                  (442,995)
                                                                       ---------------------    ----------------------
           Net cash (used in) provided by operating activities                     (348,610)              (11,630,951)

Cash flows from investing activities:
     Purchase of property, plant and equipment                                  (11,550,805)              (46,014,009)
                                                                       ---------------------    ----------------------
        Net cash used in investing activities                                   (11,550,805)              (46,014,009)

Cash flows from financing activities:
     Deferred financing costs                                                             -                   880,217
     Cash held for construction payments                                         11,753,715                33,752,611
     Payment of compact settlement                                                        -                23,000,000
     Principal borrowings (payments) on long term debt, net                      14,802,880                  (303,437)
     Distributions to Mescalero Apache Tribe                                     (4,620,598)               (7,786,680)
     Contributions from Mescalero Apache Tribe                                            -                10,000,000
                                                                       ---------------------    ----------------------
Net cash provided by financing activities                                        21,935,987                59,542,711

Net increase in cash and cash equivalents                                        10,036,582                 1,897,751
                                                                       ---------------------    ----------------------

Cash and cash equivalents, beginning of period                                   13,718,521                15,794,943
                                                                       ---------------------    ----------------------

Cash and cash equivalents, end of period                                    $    23,755,103            $   17,692,694
                                                                       =====================    ======================

Supplemental cash flow information:
     Cash paid for interest                                                 $    12,136,517            $   12,848,446
                                                                       =====================    ======================

Non-cash investing and financing activities:

     Property, plant and equipment acquired through capital leases          $       900,000            $            -
                                                                       =====================    ======================

                  The accompanying notes are an integral part of these statements


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE QUARTERS ENDED OCTOBER 31, 2004 AND 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY AND OPERATIONS

The Inn of the Mountain Gods Resort and Casino ("IMG RESORT AND CASINO"), an unincorporated enterprise of the Mescalero Apache Tribe (the "TRIBE"), was established April 30, 2003 by the Tribe and manages and owns all resort, hotel and gaming enterprises of the Tribe including the Inn of the Mountain Gods Resort and Casino (the "RESORT"), a gaming, hotel and resort complex opened on March 15, 2005, and its wholly owned subsidiaries, each of which is an unincorporated enterprise of the Tribe: Casino Apache (the "CASINO APACHE ENTERPRISE"), which owned and operated the Tribe's former casino, Casino Apache, closed in February 2005; Casino Apache Travel Center (the "TRAVEL CENTER"), which owns the Tribe's second casino facility opened in May 2003 (the "TRAVEL CENTER CASINO"); Ski Apache (the "SKI APACHE"), which owns the Tribe's ski resort, Ski Apache (the "THE SKI APACHE RESORT"); and Inn of the Mountain Gods (the "INN"), which owned the Tribe's former resort hotel, Inn of the Mountain Gods (the "INN HOTEL"). The Tribe is the sole owner of IMG Resort and Casino. IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.

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

The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at October 31, 2005 and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the "SEC"). These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino's Annual Report on Form 10-K as of and for the year ended April 30, 2005. The results for the three and six month periods ended October 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2006.

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the accompanying financial statements relate to the liability associated with the unredeemed Apache Spirit Club points, the estimated lives of depreciable assets, the determination of bad debt, inventory reserves, asset impairment and the capitalization of construction bond interest costs. Actual results could differ from those estimates.

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

INVENTORIES

Inventories consist of food and beverage items, fuel, retail merchandise in the golf and pro shop, ski shop, gift shops and other miscellaneous items, parts and supplies. All inventories are stated at the lower of cost or market. Casino Apache and Ski Apache inventories are determined using the first-in, first-out method. IMG Resort and Casino maintains an inventory reserve which is based on management's estimate of the reduction in carrying value of inventory due to obsolescence, shrinkage and other reductions.

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
       Buildings, lifts and snowmaking equipment                 10 - 50 years

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino's financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $8.5 million as of October 31, 2005 and $9.3 million as of April 30, 2005.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino's senior notes, and capital leases, fair value at October 31, 2005 was approximately $216.0 million and $201.5 million at April 30, 2005.

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

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROMOTIONAL ALLOWANCES

IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these promotional allowances are recognized by IMG Resort and Casino as a reduction from gross revenue. The total promotional allowances recognized by IMG Resort and Casino were approximately $827,430 and $1.8 million for the three and six months ended October 31, 2005 compared to ($114,119) and $148,216 for the three and six months ended October 31, 2004.

The Apache Spirit Club program allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The change in accrued expenses totaled approximately $20,734 at October 31, 2005 and a $156,000, at October 31, 2004.

Emerging Issues Task Force ("EITF") Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino's accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as "promotional allowances." In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, ACCOUNTING FOR "POINTS" AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR PREPRODUCTS, OR SERVICES TO BE DELIVERED IN THE FUTURE. Effective October 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. IMG Resort and Casino offers cash equivalent rewards in certain circumstances and has reflected approximately $15,563 and ($181,174) for the three months ended October 31, 2005 and 2004, respectively and approximately $202,522 and $99,142 for the six months ended October 31, 2005 and 2004, in the promotional allowance as an offset to gaming revenues for these incentives.

The estimated cost of providing such complimentary allowances, as they relate to IMG Resort and Casino, was included in gaming expenses as follows:



                                                          For the Three Months             For the Six Months
                                                                  Ended                           Ended
                                                               October 31,                     October 31,
                                                       ---------------------------- -- ----------------------------
                                                          2005            2004            2005            2004
                                                       ------------     ----------     -----------     -----------
Room and Services                                 $      (102,322)   $          -   $   (397,273)   $           -
Food and Beverage                                          65,507          (4,178)       438,644          (84,118)
Retail and Recreation                                    (101,531)          1,572       (116,106)           1,572
                                                       ------------     ----------     -----------     -----------
Total                                             $      (138,346)   $     (2,606)  $    (74,735)   $     (82,546)
                                                       ============     ==========     ===========     ===========


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

MARKETING AND ADVERTISING COSTS

IMG Resort and Casino's advertising and marketing costs are expensed as incurred and for the three months ended October 31, 2005 and 2004 were $2.5 million and $915,276 respectively and for the six months ended October 31, 2005 and 2004 were $4.8 million and $1,5 million respectively. Marketing's promotional event revenue/ticket sales offset the expenses incurred.

TRIBAL TAXES

IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $776,369 and $218,800 in expenses for taxes payable to the Tribe for the three months ended October 31, 2005 and October 31, 2004, respectively and $1,738,691 and $902,801 in expenses for taxes payable to the Tribe for the six months ended October 31, 2005 and October 31, 2004, respectively.

INCOME TAXES

As unincorporated enterprises of the Tribe, IMG Resort and Casino and its subsidiaries are exempt from federal and state income taxes.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

IMG Resort and Casino maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, which results in bad debt expense. IMG Resort and Casino determines the adequacy of this allowance by periodically evaluating individual non-gaming customer receivables and considering its non-gaming customers financial condition, credit history and current economic conditions. If the financial condition of non-gaming customers were to deteriorate, resulting in an impairment of their ability to make payments, IMG Resort and Casino may increase the allowance. For banquet functions and room revenue, the allowance for bad debt consists of approximately 50% of all receivables in excess of 60 days past due and 100% of all receivables in excess of 90 days past due.

The allowance for bad debt expense was $152,000 as of October 31, 2005 and $0 as of April 30, 2005.

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and equivalents consists of the following :

                                                                       OCTOBER 31, 2005          APRIL 30, 2005
                                                                       ----------------          ---------------
     Interest reserve                                                    $   104,941                $ 11,919,101
     Construction reserve                                                 15,723,905                  15,628,691
     Construction retainage                                                8,288,000                   8,238,351
     Construction funding                                                        125                      84,543
                                                                       ----------------          ---------------
     Total restricted cash                                               $24,116,971                $ 35,870,686
                                                                       ================          ===============

NOTE 4 - INVENTORIES

Inventories consist of the following as of,

                                                                       OCTOBER 31, 2005          APRIL 30, 2005
                                                                       ----------------          ---------------
     Food and beverage                                                   $  $274,974                $    370,924
     Golf and pro shop                                                       595,902                     547,802
     Gift shops, fuel and other,                                             499,044                     510,780
     Reserves                                                               (400,000)                          -
                                                                       ----------------          ---------------
     Inventories- Net of Reserves                                        $   969,920                $  1,429,506
                                                                       ================          ================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows as of,
                                                                       OCTOBER 31, 2005           APRIL 30, 2005
                                                                       ----------------          ---------------

     Land                                                                $   538,894               $     538,894
     Buildings, lifts and snowmaking equipment                           215,013,575                 221,150,464
     Non-gaming equipment, furniture and other                            52,438,147                  42,975,371
     Gaming equipment                                                     21,246,147                  14,490,064
     Leasehold and land improvements, lake and golf course                 6,390,460                   6,163,235
                                                                       ----------------          ---------------
     Subtotal                                                            295,627,223                 285,318,028

     Less accumulated depreciation and amortization                      (62,893,174)                (53,641,404)
                                                                       ----------------          ---------------
     Property, plant and equipment, net                                  232,734,049                 231,676,624
     Construction in progress (CIP)                                        1,699,492                      44,450
                                                                       ----------------          ---------------
     Net Property, plant and equipment                                  $234,433,541                $231,721,074
                                                                       ----------------          ---------------


IMG Resort and Casino capitalized $14.3 million and $0 of interest cost related to construction of the Travel Center Casino and the Resort during the fiscal year ended April 30, 2005 and the three and six month periods ended October 31, 2005. Approximately, $7.9 million, $3.9 million and 7.4 million in interest costs was capitalized during the fiscal year ended April 30, 2004 and the three and six month periods ended October 31, 2004.

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

Until the issuance of a final certificate of completion of the Resort, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and Casino and the guarantors, which had an aggregate balance of approximately $24.1 million at October 31, 2005. The Notes will, after issuance of a final certificate of completion of the Resort, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations. The Resort opened on March 15, 2005 and is substantially complete, pending final certification by the contractor and an independent construction consultant that all amounts necessary to complete the Resort, including final punch list items, have been provided for and all liens have been released, as required by the indenture governing the notes. IMG Resort and Casino is in the process of seeking issuance of this final certificate of completion.

The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors' ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. Other than with respect to the late filing of its Report on Form 10-Q for the period ended July 31, 2005, for the three and six months ended October 31, 2005, IMG Resort and Casino was in compliance with all covenants required in the Notes.

On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of October 31, 2005, $14.9 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment.

Long-term debt is summarized as follows:

                                                                    October 31, 2005              April 30, 2005
                                                                    ----------------              --------------
     Senior Notes, bearing interest at a fixed rate
     of  12%, maturing in 2010                                          $200,000,000                $200,000,000

     Bureau of Indian Affairs, unsecured notes payable
     with payments of $27,100 per month, including
     interest at 8.5%, maturing in 2011                                    1,681,169                   1,528,188

     Capital Equipment Loans with Key Equipment.
     Five (5) year term, 7.65% interest                                   14,428,828                          --

     Short-Term Capital Leases, 8% imputed interest                          215,384                          --
                                                                        ------------                -------------
                                                                         216,325,381                 201,528,188

     Less current portion                                                 (3,338,966)                   (254,007)
                                                                        ------------                ------------

     Long-term portion                                                  $212,986,415                $201,274,181
                                                                        ============                ============
The maturities of long-term debt as of October 31, 2005 are as follows (in thousands):

              2006 (six months remaining)                                                           $      1,637
              2007 - 2009                                                                                  6,269
              2010 - 2011                                                                                  7,311
              Thereafter                                                                                 201,108
                                                                                                         -------
                                                                                                    $    216,325
                                                                                                         =======


Total interest incurred for the three months ended October 31, 2005 and 2004 was $6.6 million and $6.0 million, respectively, of which $0.0 and $3.9 million was capitalized. Total interest incurred for the six months ended October 31, 2005 and 2004 was $12.2 million and $8.9 million, respectively, of which $0.0 and $7.4 million was capitalized.

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

On August 29, 1997, the Tribe and the State of New Mexico (the "STATE") entered into a Tribal-State Compact (the "1997 COMPACT") to govern gaming on the Mescalero Apache Reservation. The terms of the 1997 Compact subjected IMG Resort and Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the 1997 Compact were requirements for quarterly revenues sharing payments consisting of 16% of the "net win" from gaming machines and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under IGRA. On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved all of their disputes regarding the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that they would enter into a new gaming compact, and that the Tribe would pay the State of New Mexico $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the new gaming compact through March 2005. All amounts payable under this settlement agreement had been paid at October 31, 2005.

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

Under the terms of an agreement with the Tribe executed in 2003, IMG Resort and Casino paid a fixed amount of 9.75% of salaries and wages as a fixed contribution to the Plan. The total pension expenses under this agreement were $0 and $468,147 for the three months ended October 31, 2005 and 2004, respectively and were $0 and $1,012,686 for the six months ended October 31, 2005 and 2004, respectively.

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

NOTE 9 - RISK MANAGEMENT

IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the three and six months ended October 31, 2005 and 2004, respectively.

The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino's employees are covered by the Tribe's policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $0.9 million and $0.3 million for the three months ended October 31, 2005 and 2004, respectively, and $1.4 million for the first six months ended October 31, 2005, and $0.4 million for the six months ended October 31, 2004.

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

CONSTRUCTION AGREEMENT

In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center Casino and the Resort on behalf of IMG Resort and Casino. Construction costs under the contract were approximately $149.7. In March 2005, the contractor issued a certificate of substantial completion and the Resort started commercial operation on March 15, 2005. A final certificate of completion and acceptance will be issued following the successful completion of identified incomplete items. At October 31, 2005, $8.3 million in construction retainage and $15.7 million in construction reserve was being held in restricted accounts securing the Notes. Upon issuance of the final completion certificate, monies remaining in the construction retainage and construction reserve accounts will become unrestricted (subject to the terms of the indenture governing the Notes) and will no longer secure the Notes.

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

The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino currently receives shared self-insuring health insurance and workers' compensation insurance, as well as telecommunication services. Previously, IMG Resort and Casino's pension plan was a shared service as is described in detail in Note 8. IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $18,000 and $71,000 for the three months ended October 31, 2005 and 2004, respectively, and approximately $76,000 for the six months ended October 31, 2005, and $126,000 for the six months ended October 31, 2004, for such services.

In addition, IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Refer to Note 1 above.

NOTE 12 - OPERATING SEGMENTS

IMG Resort and Casino has five operating segments. Gaming, Hotel, Ski, Resort Management and Travel Center. The Gaming segment information includes the gaming activities of the Resort. The Hotel segment information includes the lodging, retail and recreation activities of the Resort, including hotel, food and beverage, hunting, golf, fishing and horseback riding. The Ski Operations segment includes the activities of the Ski Apache Resort. The Resort/Holding Company Operations segment includes the management activities of IMG Resort and Casino, including the pre-opening activities of the Resort and the Travel Center. The Travel Center Operations segment includes the activities of the Travel Center Casino, including its gaming and retail activities. These operating segments represent distinct business activities.

In previous quarters, each operating segment was managed separately, however in the most recent quarter, IMG Resort and Casino initiated a more efficient operational plan for its operating segments. IMG Resort and Casino has refined the use of seasonal staff and increased the use of shared and central services among the operating segments to respond to the seasonality of its business. Direct costs for operating the Hotel segment are defined and separate from the other operating segments, other than costs for room-service. Costs for room-service, banquets, golf and recreation beverages are included among IMG Resort and Casino's centralized food and beverage operations. Seasonal services now utilized by the Gaming, Hotel, Ski and Travel Center operations, include cleaning, food and beverage, security, accounting, human resources, and staff training. The cost of these shared services, as well as facility costs, insurance, depreciation, interest, and utility costs are now centralized and reflected as part of the Resort Management operating segment.

                                 (in thousands)

  Three Months                                                  Resort/        Travel
      ended           Gaming        Hotel          Ski        Holding Co.      Center
October 31, 2004    Operations   Operations     Operations     Operations    Operations   Eliminations       Total
----------------    ----------   ----------     ----------    -----------    ----------   ------------      --------

   Net revenue      $11,954       $8,113           ($11)            -         $11,182       $      -        $31,238

  Income (loss)
      from
   operations        $8,622      ($1,000)       ($1,422)       ($9,070)       $ 5,718       $      -         $2,848



  Three Months                                                  Resort/        Travel
      ended           Gaming        Hotel          Ski        Holding Co.      Center
October 31, 2004    Operations   Operations     Operations     Operations    Operations   Eliminations       Total
----------------    ----------   ----------     ----------    -----------    ----------   ------------      --------
   Net revenue       $9,594       $      -        $     -         ($4)         $13,657     $       -         $23,247

  Income (loss)
      from
   operations        $2,964         $10          ($1,354)       ($2,131)        $7,201     $       -          $6,690






                                                  (in thousands)


  Six Months                                                    Resort/        Travel
      ended           Gaming        Hotel          Ski        Holding Co.      Center
October 31, 2004    Operations   Operations     Operations     Operations    Operations   Eliminations       Total
----------------    ----------   ----------     ----------    -----------    ----------   ------------      --------
   Net revenue      $26,000      $14,826         ($10)            -          $21,050           -           $61,866

  Income (loss)
      from
   operations       $13,639      ($2,000)       ($2,497)      ($15,554)      $10,329           -           $3,917



                                                                Resort/        Travel
Six Months ended     Gaming        Hotel           Ski        Holding Co.      Center
OCTOBER 31, 2004   OPERATIONS    OPERATIONS     OPERATIONS     OPERATIONS    OPERATIONS   ELIMINATIONS       TOTAL

   Net revenue      $17,573     $       -        $       -       ($2)        $27,805       $       -       $45,376

  Income (loss)
      from
   operations       $4,336      $       -       ($2,175)       ($3,921)      $14,599       $       -       $12,839




NOTE 13 - CONSOLIDATING INFORMATION

In connection with IMG Resort and Casino's issuance in November 2003 of $200.0 of 12% senior notes, IMG Resort and Casino's subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (the "WHOLLY-OWNED GUARANTORS") have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes.

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

The following consolidating information is presented as of October 31, 2005 and as of April 30, 2005 and for the three and six months ended October 31, 2005 and 2004.

                                           CONSOLIDATING BALANCE SHEETS
                                                    (UNAUDITED)

                                              AS OF OCTOBER 31, 2005


                                                         IMG Resort        Wholly-owned
                                                         and Casino         Guarantors       Eliminations       Consolidated
                                                       ----------------    -------------    ---------------    --------------
Cash and cash equivalents                                $   14,393,343     $   9,361,760     $           -     $  23,755,103

Restricted cash and cash equivalents                         24,116,971                 -                 -        24,116,971


Accounts receivable                                              64,013         1,390,808                 -         1,454,821
Inventories                                                           -           969,920                 -           969,920
Prepaid expenses                                                488,634            71,136                 -           559,770
                                                       ----------------    --------------   ---------------    --------------
Total current assets                                         39,062,961        11,793,624                 -        50,856,585

NON CURRENT ASSETS
Property, plant and equipment, net                                    -       234,433,541                         234,433,541
Other Assets                                                     83,496            16,680                 -           100,176
Deferred financing costs                                      8,508,519                 -                 -         8,508,519
Advances to Subsidiaries                                    189,006,198        36,182,303      (225,188,501)                -
Investment in Subsidiaries                                   60,105,129                 -       (60,105,129)                -
                                                       ----------------    --------------   ---------------    --------------
 Total Assets                                               296,766,303       282,426,148      (285,293,630)    $ 293,898,821
                                                       ================    ==============   ===============    ==============

Accounts Payable and other short term liabilities         $   2,200,513      $          -    $            -     $   2,200,513
Construction in progress accounts payable                     8,274,874                 -                 -         8,274,874
Accrued expenses                                             17,915,605         5,365,750                 -        23,281,355
Advanced deposits                                                     -            53,198                 -            53,198
Current portion of long-term debt                             3,133,540           205,426                 -         3,338,966
                                                       ----------------    --------------   ---------------    --------------
Total current liabilities                                    31,524,532         5,624,374                          37,148,906

NON CURRENT LIABILITIES:
Advances from subsidiaries                                    9,759,250       215,429,251      (225,188,501)                -
Long-term debt, net of current portion                      211,719,021         1,267,394                 -       212,986,415
                                                       ----------------    --------------   ---------------    --------------
Total liabilities                                           253,002,803       222,321,019      (225,188,501)      250,135,321
                                                       ----------------    --------------   ---------------    --------------
Contributed Capital                                          53,522,750        21,166,161       (21,166,161)       53,522,750
Retained earnings (deficit)                                 (9,759,250)        38,938,968       (38,938,968)       (9,759,250)
                                                       ----------------    --------------   ---------------    --------------
 Total equity                                                43,763,500        60,105,129       (60,105,129)       43,763,500
                                                       ----------------    --------------   ---------------    --------------

Total liabilities and equity                             $  296,766,303     $ 282,426,148    $ (285,293,630)    $ 293,898,821
                                                       ================    ==============   ===============    ==============



                                           CONSOLIDATING BALANCE SHEETS

                                               AS OF APRIL 30, 2005


                                                          IMG Resort       Wholly-owned
                                                          and Casino        Guarantors       Eliminations      Consolidated
                                                       ----------------    --------------   ---------------    --------------
Cash and cash equivalents                                   $    524,959    $  13,193,562    $           -     $  13,718,521
Restricted cash and cash equivalents                          35,870,686                -                -        35,870,686
Accounts receivable, net                                         380,867          196,609                            577,476
Inventories                                                            -        1,429,506                -         1,429,506
Prepaid expenses                                                 765,487           94,702                -           860,189
Total current assets                                          37,541,999       14,914,379                -        52,456,378

 Advances to Affiliates                                      205,038,001       32,516,495     (237,554,496)
Property, plant and equipment, net                                     -      231,721,074                        231,721,074
Long-term deferred financing expenses                          9,321,141                -                -         9,321,141
Other long term assets                                           124,991           70,222                -           195,213
Investment in subsidiaries                                    44,097,873                -      (44,097,873)                -
                                                       ------------------   --------------   ---------------    --------------
Total Assets                                                $296,124,005     $279,222,170    $(281,652,369)     $293,693,806
                                                       ==================   ==============   ===============    ==============

Accounts Payable and other short term liabilities             $2,673,507        $       -     $          -      $  2,673,507
Construction in progress accounts payable                      8,145,734                -                -         8,145,734
Accrued expenses                                               6,916,507        4,088,705                -        11,005,212
Accrued revenue sharing and regulatory fees
Accrued interest                                              11,200,000              450                -        11,200,450
Deposits and advance payments                                          -          997,365                -           997,365
Current portion of long-term debt                                      -          254,007                -           254,007
                                                       ------------------   --------------   ---------------    --------------
Total current liabilities                                     28,935,748        5,340,527                -        34,276,275

Advances from affiliates                                       9,043,808      228,510,688     (237,554,496)                -
Long-term debt, net of current portion                       200,001,099        1,273,082                -       201,274,181
                                                       ------------------   --------------   ---------------    --------------
Total liabilities                                            237,980,655      235,124,297     (237,554,496)      235,550,456

 Contributed Capital                                          58,143,350       20,166,161      (20,166,161)       58,143,350
Current Year Net income (Loss)                                 2,139,792       21,141,156      (21,141,156)        2,139,792
 Retained equity                                              (2,139,792)       2,790,556       (2,790,556)       (2,139,792)
                                                       ------------------   --------------   ---------------    --------------
 Total equity                                                 58,143,350       44,097,873      (44,097,873)       58,143,350
                                                       ------------------   --------------   ---------------    --------------

Total liabilities and equity                                $296,124,005     $279,222,170    $(281,652,369)     $293,693,806
                                                       ==================   ==============   ===============    ==============


                                        CONSOLIDATING STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                          QUARTER ENDED OCTOBER 31, 2005


                                                      IMG Resort     Wholly-owned
                                                      and Casino      Guarantors      Eliminations     Consolidated
                                                    --------------   --------------  ---------------  -----------------
          Revenues:
             Gaming                                 $            -    $  19,670,636     $          -      $19,670,636
             Food and Beverage                                   -        3,422,562                -        3,422,562
             Hotel                                               -        3,264,473                -        3,264,473
             Recreation and other                                -        5,708,057                         5,708,057
                                                    --------------   --------------  ---------------  -----------------
               Gross Revenue                                     -       32,065,602                        32,065,602

          Less -Promotional Allowances                           -          827,430                -          827,430
                                                    --------------   --------------  ---------------  -----------------
               Net Revenue                                       -       31,238,172                        31,238,172

          Operating Expenses
             Gaming                                         67,634        4,534,067                -        4,601,701
             Hotel expenses                                      -        1,309,992                -        1,309,992
             Food and beverage                              53,547        4,342,100                         4,395,647
             Recreation and other                              521        3,422,513                -        3,423,034
             Marketing and advertising                   1,099,479        1,375,539                         2,475,018
             General and administrative                  4,116,229        2,353,289                -        6,469,518
             Health Insurance - Medical                    315,883          537,017                -          852,900
             Mescalero Apache Telecom                       18,384                -                -           18,384
             Tribal Regulatory Fees                              -          776,369                -          776,369
             Depreciation and amortization                       -        4,067,426                -        4,067,426
                                                    --------------   --------------  ---------------  -----------------
               Total Operating Expenses                  5,671,677       22,718,312                -       28,389,989

          Operating Income (Loss)                       (5,671,677)       8,519,860                -        2,848,183

          Other Income (Expense)
             Interest Income                                87,351                -                -           87,351
             Interest Expense                          (7,368,415)          (69,628)               -      (7,438,043)
             Income from subsidiaries                    8,454,142                -       (8,454,142)                -
             Other income (expense)                        405,632            3,910                -          409,542
                                                    --------------   --------------  ---------------  -----------------
               Total Other Income (expense)              1,578,710          (65,718)      (8,454,142)      (6,941,150)

                                                    --------------   --------------  ---------------  -----------------
               Net Income (Loss)                      $ (4,092,967)    $  8,454,142      $(8,454,142)     $(4,092,967)
                                                    ==============   ==============  ================ === =============




                                            CONSOLIDATING STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                              QUARTER ENDED OCTOBER 31, 2004

                                                      IMG Resort         Wholly-owned
                                                      and Casino          Guarantors       Eliminations       Consolidated
                                                    ----------------    ---------------    --------------    ---------------
Revenues:
   Gaming                                             $           -      $  17,297,976      $          -      $  17,297,976
   Food and beverage                                              -          1,361,377                 -          1,361,377
   Recreation and other                                           -          4,474,971                 -          4,474,971
                                                    ----------------    ---------------    --------------    ---------------
     Gross revenues                                               -         23,134,324                 -         23,134,324
     Less - promotional allowances                            3,667           (117,786)                -           (114,119)
                                                    ----------------    ---------------    --------------    ---------------
       Net revenue                                           (3,667)        23,252,110                 -         23,248,443
                                                    ----------------    ---------------    --------------    ---------------

Operating costs and expenses:
   Gaming                                                    68,632          5,239,229                 -          5,307,861
   Food and beverage                                         37,634          1,810,781                 -          1,848,415
   Recreation and other                                         647          3,672,522                 -          3,673,169
   General and administrative                             1,129,562          1,279,381                 -          2,408,943
   Health insurance - Medical                                30,489            234,819                 -            265,308
   Pension                                                   77,665            390,482                 -            468,147
   Mescalero Apache Telecommunication                        12,864             58,536                 -             71,400
   Tribal Regulatory Fees                                         -            218,800                 -            218,800
   Pre-opening costs                                        601,299            109,869                 -            711,168
   Depreciation                                              57,077          1,527,581                 -          1,584,658
                                                    ----------------    ---------------    --------------    ---------------
     Total operating expenses                             2,015,869         14,542,000                 -         16,557,869
                                                    ----------------    ---------------    --------------    ---------------

(Loss) income from operations                            (2,019,536)         8,710,110                 -          6,690,574
                                                    ----------------    ---------------    --------------    ---------------

Other income:
   Interest income                                          136,426              6,773                 -            143,199
   Interest expense                                      (2,476,994)            (8,263)                -         (2,485,257)
   Income from subsidiaries                               8,708,620                  -        (8,708,620)
   Other income (expense)                                    (1,083)                 -                 -             (1,083)
                                                    ----------------    ---------------    --------------    ---------------
     Total other income                                   6,366,969             (1,490)       (8,708,620)        (2,343,141)
                                                    ----------------    ---------------    --------------    ---------------

     Net Income                                        $  4,347,433       $  8,708,620      $ (8,708,620)      $  4,347,433
                                                    ================    ===============    ==============    ===============



                                            CONSOLIDATING STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                             SIX-MONTHS ENDED OCTOBER 31, 2005

                                                     IMG Resort         Wholly-owned
                                                     and Casino          Guarantors        Eliminations       Consolidated
                                                   ----------------    ----------------   ---------------    ---------------
Revenues:
   Gaming                                             $          -      $   41,697,985      $          -      $  41,697,985
   Food and beverage                                             -           6,879,138                 -          6,879,138
   Hotel                                                         -           6,176,032                            6,176,032
   Recreation and other                                          -           8,886,501                 -          8,886,501
                                                   ----------------    ----------------   ---------------    ---------------
     Gross revenues                                              -          63,639,656                 -         63,639,656
     Less - promotional allowances                               -           1,773,000                 -          1,773,000
                                                   ----------------    ----------------   ---------------    ---------------
       Net revenue                                               -          61,866,656                 -         61,866,656
                                                   ----------------    ----------------   ---------------    ---------------

Operating costs and expenses:
   Gaming                                                  116,768           8,872,751                 -          8,989,519
   Hotel                                                                     2,735,989                            2,735,989
   Food and beverage                                        84,539           9,362,931                 -          9,447,470
   Recreation and other                                        521           6,324,150                 -          6,324,671
   Marketing and advertising                             2,230,954           2,528,739                            4,759,693
   General and administrative                            9,071,553           4,604,173                 -         13,675,726
   Health insurance - Medical                              574,598             794,924                 -          1,369,522
   Pension                                                       -                   -                 -                  -
   Mescalero Apache Telecommunication                       76,010                   -                 -             76,010
   Tribal Regulatory Fees                                        -           1,738,697                 -          1,738,697
   Pre-opening costs                                             -                   -                 -                  -
   Depreciation                                                  -           8,832,650                 -          8,832,650
                                                   ----------------    ----------------   ---------------    ---------------
     Total operating expenses                           12,154,943          45,795,004                 -         57,949,947
                                                   ----------------    ----------------   ---------------    ---------------

(Loss) income from operations                          (12,154,943)         16,071,652                 -          3,916,709
                                                   ----------------    ----------------   ---------------    ---------------

Other income:
   Interest income                                         260,671               1,463                 -            262,134
   Interest expense                                    (13,569,251)            (69,628)                -        (13,638,879)
   Income  (Loss) from subsidiaries                     16,007,250                   -       (16,007,250)                 -
   Other income (expense)                                 (302,977)              3,763                 -           (299,214)
                                                   ----------------    ----------------   ---------------    ---------------
     Total other expenses                                2,395,693             (64,402)      (16,007,250)       (13,675,959)
                                                   ----------------    ----------------   ---------------    ---------------

     Net Income                                      $  (9,759,250)      $  16,007,250     $ (16,007,250)      $ (9,759,250)
                                                   ================    ================   ===============    ===============




                                            CONSOLIDATING STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                             SIX-MONTHS ENDED OCTOBER 31, 2004

                                                      IMG Resort        Wholly-owned
                                                      and Casino         Guarantors        Eliminations       Consolidated
                                                    ---------------    ----------------    --------------    ---------------
Revenues:
   Gaming                                              $         -        $ 34,943,762      $          -      $  34,943,762
   Food and beverage                                         1,608           2,772,917                 -          2,774,525
   Hotel
   Recreation and other                                          -           7,805,759                 -          7,805,759
                                                    ---------------    ----------------    --------------    ---------------
     Gross revenues                                          1,608          45,522,438                 -         45,524,046
     Less - promotional allowances                           3,667             144,549                 -            148,216
                                                    ---------------    ----------------    --------------    ---------------
       Net revenue                                          (2,059)         45,377,889                 -         45,375,830
                                                    ---------------    ----------------    --------------    ---------------
Operating costs and expenses:
   Gaming                                                  133,567          10,201,973                 -         10,335,540
   Food and beverage                                       122,891           3,413,530                 -          3,536,421
   Recreation and other                                        760           6,762,140                 -          6,762,900
   General and administrative                            1,616,322           3,044,266                 -          4,660,588
   Health insurance - Medical                               54,433             350,531                 -            404,964
   Pension                                                 233,351             779,335                 -          1,012,686
   Mescalero Apache Telecommunication                       67,621              58,536                 -            126,157
   Tribal Regulatory Fees                                   24,952             877,849                 -            902,801
   Pre-opening costs                                     1,607,889             166,324                 -          1,774,213
   Depreciation                                             57,077           2,963,198                 -          3,020,275
                                                    ---------------    ----------------    --------------    ---------------
     Total operating expenses                            3,918,863          28,617,682                 -         32,536,545
                                                    ---------------    ----------------    --------------    ---------------

(Loss) income from operations                           (3,920,922)         16,760,207                 -         12,839,285
                                                    ---------------    ----------------    --------------    ---------------

Other income:
   Interest income                                         341,708              10,906                 -            352,614
   Interest expense                                     (5,407,593)             (8,263)                -         (5,415,856)
   Income from subsidiaries                             16,765,697                   -       (16,765,697)                 -
   Other income (expense)                                   98,222               2,847                 -            101,069
                                                    ---------------    ----------------    --------------    ---------------
     Total other income                                 11,798,034               5,490       (16,765,697)        (4,962,173)
                                                    ---------------    ----------------    --------------    ---------------

     Net Income                                         $7,877,112         $16,765,697     $ (16,765,697)      $  7,877,112
                                                    ===============    ================    ==============    ===============



                                                CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)


                                                   SIX-MONTHS ENDED OCTOBER 31, 2005

                                                              IMG Resort        Wholly-owned
                                                              and Casino         Guarantors       Eliminations         Consolidated
                                                           -----------------   ---------------   ---------------     ---------------
Cash flows from operating activities:
   Net income (loss)                                         $  (9,759,250)     $ 16,007,256      $ (16,007,256)      $  (9,759,250)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                                812,622         8,832,651                  -           9,645,273
   Changes in assets and liabilities:
     Restricted cash and cash equivalents                                -                 -                  -                   -
     Accounts receivable, net of allowance                         316,854        (1,194,199)                 -            (877,345)
     Inventories                                                         -           459,586                  -             459,586
     Prepaid expenses                                              276,853            23,566                  -             300,419
     Other long-term assets                                         41,495            53,542                  -              95,037
     Accounts payable                                             (472,994)                -                  -            (472,994)
     Construction in progress accounts payable                     129,140                 -                  -             129,140
     Accrued expenses                                             (514,132)          332,876                  -            (181,256)
     Accrued interest payable                                      313,230              (450)                 -             312,780
                                                           -----------------   --------------    ---------------    ---------------
          Net cash (used in) provided by operating activities   (8,856,182)       24,514,828        (16,007,256)           (348,610)

Cash flows from investing activities:
   Purchase of property, plant and equipment                             -       (11,550,805)                 -         (11,550,805)
   Investment in subsidiaries                                  (16,007,256)                -         16,007,256                   -
                                                           -----------------   --------------    ---------------    ---------------
       Net cash used by investing activities                   (16,007,256)      (11,550,805)        16,007,256         (11,550,805)

Cash flows from financing activities:
   Cash held for construction payments                          11,753,715                 -                  -          11,753,715
   Advances to (from) affiliates                                16,747,243       (16,747,243)                 -                   -
    Principal borrowings (payments) on long-term debt, net      14,851,462           (48,582)                 -          14,802,880
    Distributions to Mescalero Apache Tribe                     (4,620,598)                -                  -          (4,620,598)
                                                           -----------------   --------------    ---------------    ---------------
        Net cash provided by (used in) financing activities     38,731,822       (16,779,825)                 -          21,930,310
                                                           -----------------   --------------    ---------------    ---------------

Net increase in cash and cash equivalents                       13,868,384        (3,831,802)                            10,036,582

Cash and cash equivalents, beginning of period                     524,959        13,193,562                  -          13,718,521
                                                           -----------------   --------------    ---------------    ---------------

Cash and cash equivalents, end of period                       $14,393,343        $9,361,760      $           -         $23,755,103
                                                           =================   ==============    ===============     ===============

Supplemental cash flow information:
     Cash paid for interest                                    $12,136,517                 -                  -       $  12,136,517
                                                           =================   ==============    ===============     ===============



                                              CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                 SIX-MONTHS ENDED OCTOBER 31, 2004

                                                                 IMG Resort        Wholly-owned
                                                                 and Casino         Guarantors      Eliminations      Consolidated
                                                               ----------------    -------------    --------------    --------------
Cash flows from operating activities:
   Net income                                                    $   7,877,112    $  16,765,697     $(16,765,697)     $  7,877,112
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                     57,077        2,963,198                -         3,020,275
   Changes in assets and liabilities:
     Restricted cash and cash equivalents                                    -                -                -                 -
     Accounts receivable, net of allowance                               9,764         (126,568)               -          (116,804)
     Inventories                                                           497         (123,722)               -          (123,225)
     Prepaid revenue sharing                                                 -        2,079,529                -         2,079,529
     Prepaid expenses                                                  205,368         (350,800)               -          (145,432)
     Interest receivable                                                     -          (48,563)               -           (48,563)
     Other long-term assets                                         (1,045,058)               -                -        (1,045,058)
     Accounts payable                                                5,677,790         (550,505)               -         5,127,285
     Construction in progress accounts payable                      (1,730,571)               -                -        (1,730,571)
     Accrued expenses                                                   82,765       (2,316,891)               -        (2,234,126)
     Accrued revenue sharing and regulatory fees                             -      (23,000,000)               -       (23,000,000)
     Accrued interest payable                                         (800,000)         (48,378)               -          (848,378)
     Deposits and advance payments                                           -         (442,995)               -          (442,995)
                                                               ----------------    -------------    --------------    --------------
          Net cash provided by operating activities                 10,334,744       (5,199,998)     (16,765,697)      (11,630,951)
                                                               ----------------    -------------    --------------    --------------
Cash flows from investing activities:
   Purchase of property, plant and equipment                       (45,768,596)        (245,413)               -       (46,014,009)
   Investment in subsidiaries                                      (16,765,697)               -       16,765,697                 -
                                                               ----------------    -------------    --------------    --------------
       Net cash used by investing activities                       (62,534,293)        (245,413)      16,765,697       (46,014,009)
                                                               ----------------    -------------    --------------    --------------

Cash flows from financing activities:
   Deferred financing costs                                            880,217                -                -           880,217
   Cash held for construction payments                              33,752,611                -                -        33,752,611
   Payment of Compact Settlement                                    23,000,000                                          23,000,000
   Advances to (from) affiliates                                    (9,456,358)       9,456,358                -                 -
   Advances from Mescalero Apache Tribe                                      -                -                -                 -
   Borrowings on revolving line of credit                                    -                -                -                 -
   Principal borrowings (payments) on long-term debt, net                    -         (303,437)               -          (303,437)
   Distributions to Mescalero Apache Tribe                          (1,839,000)      (5,947,680)               -        (7,786,680)
   Contributions from Mescalero Apache Tribe                        10,000,000                -                -        10,000,000
                                                               ----------------    -------------    --------------    --------------
        Net cash provided by (used in) financing activities         56,337,470        3,205,241                -        59,542,711
                                                               ----------------    -------------    --------------    --------------

Net  increase in cash and cash equivalents                           4,137,921       (2,240,170)                         1,897,751

Cash and cash equivalents, beginning of period                               -       15,794,973                -        15,794,973
                                                               ----------------    -------------    --------------    --------------

Cash and cash equivalents, end of period                         $   4,137,921     $ 13,554,803     $          -      $ 17,692,694
                                                               ================    =============    ==============    ==============


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

     GAMING. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of October 31, 2005, we had 55,000-square feet of combined gaming space featuring 1,502 slot machines and 56 table games between new our facilities at the Inn of the Mountain Gods Resort and Casino (the "RESORT"), opened in March 2005, and Casino Apache Travel Center (the "TRAVEL CENTER CASINO") opened in May 2003.

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

     RESERVES FOR BAD DEBT-REVENUE RECOGNITION. IMG Resort and Casino has increased its receivable for credit card purchases of fuel at its Conoco-branded fuel station located at the Travel Center. These credit card purchases are processed by Conoco directly and paid to IMG Resort and Casino by the third party fuel distributor who delivers fuel to the Travel Center. The distributor failed to remit credit card proceeds due IMG Resort and Casino and the distributor is now suffering a liquidity issue. As of October 31,2005, the accounts receivable outstanding exceeded $650,000, or approximately seven (7) weeks of receivables. IMG Resort and Casino and the distributor have reached an agreement pursuant to which the distributor continues to deliver fuel to the Travel Center's free of charge until IMG Resort and Casino's account receivable balance has been eliminated. In addition, IMG Resort and Casino has set aside an additional reserve, reducing Recreation and Other Revenue in the amount of $200,000, or approximately 30% of the outstanding accounts receivable.

     CLASSIFICATION OF DEPARTMENTAL COSTS. Gaming direct costs are comprised of all costs of the Resorts' gaming operation, including labor costs for casino-based supply costs, certain (including costs in operating our players' clubs) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts' food and beverage operations, including labor costs for personnel employed by the Resorts' restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts' restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our headquarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments

     CAPITALIZATION OF INTEREST. In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" or SFAS 34, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is capitalized on amounts expended on the Resort using the weighted-average cost of our outstanding borrowings. Capitalization of interest started with the construction of the Resort beginning in January 2004 and ended with the completion of the Resort in March 2005. Interest capitalized on the Resort totaled $0.0 million for the three months ended October 31, 2005 and $15.5 million for the three months ended October 31, 2004.

     DEFERRED FINANCING COSTS. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized. using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $8.5 million as of October 31, 2005.

RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 2005 COMPARED TO QUARTER ENDED OCTOBER 31, 2004.

     NET REVENUES. Net revenues increased $8.0 million, or 35%, to $31.2 million for the quarter ended October 31, 2005 from $23.2 million for the quarter ended October 31, 2004. The increase in net revenues was primarily attributable to the opening of our new Resort in March 2005. As a result, we realized increase in each of our lines of business in the 2005 period compared to the 2004 period: gaming revenues increased $2.4 million, up 14% over the comparable prior period; food and beverage revenues increased $2.0 million, or 143%, over the comparable prior period; hotel revenues increased $3.2 million over a year ago (when there were no comparable revenues). Additionally, recreation and other revenue increased $1.2 million, or 27% primarily due to an increase in retail sales, which were also attributable to the opening of our new Resort.

     GAMING. Gaming revenues increased $2.4 million, or 14%, to $19.7 million for the quarter ended October 31, 2005 from $17.3 million for the quarter ended October 31, 2004. Slot revenues increased to approximately $17.4 million for the quarter ended October 31, 2005 from $14.9 million for the quarter ended October 31, 2004, an increase of $2.5 million, or 17%. These increases are primarily due to the opening of the new casino. Gross slot win per unit, per day was $136 for the quarter ended October 31, 2005 compared to $153 for the quarter ended October 31, 2004; in this period the weighted average number of units increased from 1,180 units in the quarter ended October 31, 2004 to 1,502 for the quarter ended October 31, 2005. Table games revenue decreased $0.1 million, or 2%, to $2.3 million for the quarter ended October 31, 2005 from $2.4 million for the quarter ended October 31, 2004. The decrease in win per unit per day on a year over year basis was attributable to an increase in the weighted average number of slot devices of approximately 28%. Non-poker tables increased by 15, year over year, and daily net win per table for the quarter ended October 31, 2005 fell $303 to $458 from $761 for the year ago period.

     FOOD AND BEVERAGE. Food and beverage revenues increased $2.0 million, or 143%, to $3.4 million for the quarter ended October 31, 2005 from $1.4 million for the quarter ended October 31, 2004. The increase is due to the new Resort offering additional food and beverage outlets as well as an increase in banquet facility space.

     HOTEL. Hotel revenues for the quarter ended October 31, 2005 were $3.3 million. The Resort's grand opening in March 2005, the quarter ended October 31, 2005 is the second full thee six months the Resort and its luxury hotel was in operation. The quarter ending October 31, 2004 had no hotel revenues. Occupancy rates averaged 73% over the quarter ended October 31, 2005, and the average daily rate was $187. Revenue per available room was $136.

     RECREATION AND OTHER. Recreation and other revenues increased $1.2 million, or 27% to $5.7 million for the quarter ended October 31, 2005 compared to $4.5 million for the quarter ended October 31, 2004. The increase is primarily due to an increase in retail sales resulting from the opening of our new Resort.

     PROMOTIONAL ALLOWANCES. Promotional allowances of $827,430 for the quarter ended October 31, 2005 compared to ($114,119) for the quarter ended October 31, 2004 an increase of $941,549 or 825%. The amount of promotional allowances for the quarter ended October 31, 2004 reflects the reversal of a prior accrual and consequently is not directly comparable to promotional allowances for the quarter ended October 31, 2005. The increase in promotional allowances for the quarter ended October 31, 2005 was also due to increased promotions to our club members related to a 35% increase in our net revenue attributable to opening our new Resort.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $11.8 million to $28.4 million for the quarter ended October 31, 2005 from $16.6 million for the quarter ended October 31, 2004. The increase was primarily due to increases of $2.6 million in food and beverage expenses, $5.0 million in general and administrative expenses, $1.6 million in marketing expenses, $1.3 million in hotel expenses, and $2.5 million in depreciation expense, offset by decreases of $0.7 million in gaming expenses, $0.7 million in pre-opening costs and expenses, and $0.3 million in recreation and other expenses.

     GAMING. Gaming expenses decreased $0.7 million to $4.6 million for the quarter ended October 31, 2005 from $5.3 million for the quarter ended October 31, 2004. Gaming expenses as a percentage of gaming revenue decreased 8%, from 31% for the quarter ended October 31, 2004 compared to 23% for the quarter ended October 31, 2005. The decrease in gaming expenses is attributable to reduced revenue sharing and regulatory fees under the 2001 Compact, which commenced in March 2005, as well as an increase in operating efficiencies resulting from the sharing of services between the Resort and the Travel Center.

     FOOD AND BEVERAGE. Food and beverage expenses increased $2.6 million, or 144%, to $4.4 million for the quarter ended October 31, 2005 from $1.8 million for the quarter ended October 31, 2004. The increase was primarily due to increased expenses associated with operating an increased number of food and beverage outlets, including the addition and training of food and beverage team members. Food and beverage margins as a percentage of food and beverage revenue increased 8%, from (136%) for the quarter ended October 31, 2004 compared to (128%) for the quarter ended October 31, 2005.

     HOTEL. Hotel expenses increased to $1.3 million for the quarter ended October 31, 2005 from $0.0 million for the quarter ended October 31, 2004 due to the opening of the Resort. Hotel expenses represented 39% of hotel revenue for the quarter ended October 31, 2005.

     RECREATION AND OTHER. Recreation and other costs decreased $0.3 million to $3.4 million for the quarter ended October 31, 2005 from $3.7 million for the quarter ended October 31, 2004. The decrease was primarily attributable to the lower sales costs and related expenses for the convenience store, refueling center and laundry and shower facilities, and the closing of the smoke shop.

     MARKETING AND ADVERTISING. Marketing and advertising costs increased $1.6 million to $2.5 million for the quarter ended October 31, 2005 from $0.9 million for the quarter ended October 31, 2004. The increase was primarily due to the opening of the Resort.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $5.0 million, or 333%, to $6.5 million for the quarter ended October 31, 2005 from $1.5 million for the quarter ended October 31, 2004. The increase was due primarily to increased expenses associated with opening the Resort, as well as increased consulting and audit fees associated with improvement of disclosure controls and payment for settlement of unpaid federal and state withholding tax.

     PRE-OPENING COSTS AND EXPENSES. There were no current charges for the quarter ending October 31, 2005. Previous expenses of $700,000 for the quarter ended October 31, 2004, were attributable to segregating primarily general and administrative expenses while the new Resort was being constructed.

     DEPRECIATION. Depreciation increased $2.5 million to $4.1 million for the quarter ended October 31, 2005 from $1.6 million for the quarter ended October 31, 2004. The increase was primarily the result of opening the Resort. In addition to the Resort, other equipment was put into service at the Travel Center as well as Ski Apache.

     INCOME FROM OPERATIONS. Income from operations decreased $3.8 million, or 57%, to $2.8 million for the quarter ended October 31, 2005 from $6.7 million for the quarter ended October 31, 2004. The decrease was primarily due to the increase in general and administrative, marketing, food and beverage, and depreciation expenses associated with the opening of the Resort, as well as increases in inventory reserves, consulting and audit fees associated with improvement of disclosure controls, and payment for settlement of unpaid federal and state withholding tax.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $4.6 million to $7.0 million for the quarter ended October 31, 2005 from $2.3 million for the quarter ended October 31, 2004. The increase was primarily due to expensing interest on the $200 million senior notes issued in November 2003, the notes, which had previously been capitalized during the construction period.

     Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.

RESULTS OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE SIX MONTHS ENDED OCTOBER 31, 2004.

     NET REVENUES. Net revenues increased $16.6 million, or 36%, to $61.9 million for the six months ended October 31, 2005 from $45.3 million for the six months ended October 31, 2004. The increase in net revenues was primarily attributable to the opening of our new Resort in March 2005. As a result, we realized an increase in each of our lines of business for the six month period ended October 31, 2005 compared to the six month period ended October 31, 2004: gaming revenues increased $6.8 million, up 19% over the comparable period; food and beverage revenues increased $4.1 million, or 146%, over the comparable period; and hotel revenues increased $6.2 million over a year ago (when there were no comparable revenues).

     GAMING. Gaming revenues increased $6.8 million, or 19%, to $41.7 million for the six months ended October 31, 2005 from $34.9 million for the six months ended October 31, 2004. Slot revenues increased to $36.5 million for the six months ended October 31, 2005 from $30.4 million for the six months ended October 31, 2004, an increase of $6.1 million, or 20%. These increases are primarily due to the opening of the new casino. Gross slot win per unit, per day was $140 for the six months ended October 31, 2005 compared to $156 for the six months ended October 31, 2004; in this period the weighted average number of units increased from 1,180 units in the six months ended October 31, 2004 to 1,502 for the six months ended October 31, 2005. Table games revenue increased $0.6 million, or 14%, to $5.2 million for the six months ended October 31, 2005 from $4.6 million for the six months ended October 31, 2004. The decrease in win per unit per day on a year over year basis was attributable to an increase in the weighted average number of slot devices of approximately 28%.

     FOOD AND BEVERAGE. Food and beverage revenues increased $4.1 million, or 146%, to $6.9 million for the six months ended October 31, 2005 from $2.8 million for the six months ended October 31, 2004. The increase is due to the new Resort offering additional food and beverage outlets as well as an increase in banquet facility space.

     HOTEL. Hotel revenues for the six months ended October 31, 2005 were $6.2 million. The resort re-opened in March 2005, the six months ended October 31, 2005 is the first full six months the Resort and its luxury hotel was in operation. The six months ended October 31, 2004 had no hotel revenues. Occupancy rates averaged 73% over the six months ended October 31, 2005, average daily rate was $168 and revenue per available room was $123.

     RECREATION AND OTHER. Recreation and other revenues increased $1.1 million, or 14% to $8.9 million for the six months ended October 31, 2005 compared to $7.8 million for the six months ended October 31, 2004. The increase is due to an increase in recreation revenue primarily due to the opening of the Resort.

     PROMOTIONAL ALLOWANCES. Promotional allowances of $1.8 million for the six months ended October 31, 2005 compared to $.1 million for the six months ended October 31, 2004 an increase of $1.7 million. The amount for the six months ended October 31, 2004, reflects the reversal of a prior accrual and consequently is not directly comparable to promotional allowances for the six months ended October 31, 2005. The increase was due to increased promotions to our club members and a 39% increase in gross revenue.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $25.5 million to $58.0 million for the six months ended October 31, 2005 from $32.5 million for the six months ended October 31, 2004. The increase was primarily due to increases of $5.9 million in food and beverage expenses, $10.5 million in general and administrative expenses, $3.3 million in marketing expenses, $2.7 million in hotel expenses, and $5.8 million in depreciation expense, offset by decreases of $1.3 million in gaming expenses, $1.8 in pre-opening costs and expenses, and $0.5 million in recreation and other expenses.

     GAMING. Gaming expenses decreased $1.3 million to $9.0 million for the six months ended October 31, 2005 from $10.3 million for the six months ended October 31, 2004. Gaming expenses as a percentage of gaming revenue decreased 9%, from 30% for the six months ended October 31, 2004 compared to 21% for the six months ended October 31, 2005. The decrease in gaming expenses is attributable to reduced revenue sharing and regulatory fees under the 2001 Compact, which commenced in March 2005, as well as an increase in operating efficiencies resulting from the sharing of services between the Resort and the Travel Center.

     FOOD AND BEVERAGE. Food and beverage expenses increased $5.9 million, or 168%, to $9.4 million for the six months ended October 31, 2005 from $3.5 million for the six months ended October 31, 2004. The increase was primarily due to increased expenses associated with operating an increased number of food and beverage outlets, including the addition and training of food and beverage team members. Food and beverage margins as a percentage of food and beverage revenue increased 10%, from (137%) for the six months ended October 31, 2004 compared to (127%) for the six months ended October 31, 2005.

     HOTEL. Hotel expenses increased to $2.7 million for the six months ended October 31, 2005 from $0.0 million for the six months ended October 31, 2004 due to the opening of the Resort. Hotel expenses represented 43% of hotel revenue for the six months ended October 31, 2005.

     RECREATION AND OTHER. Recreation and other costs decreased $0.5 million, or 7% to $6.3 million for the six months ended October 31, 2005 from $6.8 million for the six months ended October 31, 2004. The decrease in recreation and other costs was primarily attributable to the lower sales costs and related expenses for the convenience store, refueling center and laundry and shower facilities, and the closing of the smoke shop.

     MARKETING AND ADVERTISING. Marketing and advertising costs increased $3.3 million, or 220% to $4.8 million for the six months ended October 31, 2005 from $1.5 million for the six months ended October 31, 2004. The increase was primarily due to the opening of the Resort.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $10.5 million, or 328%, to $13.7 million for the six months ended October 31, 2005 from $3.2 million for the six months ended October 31, 2004. The increase was due primarily to increased expenses associated with opening the Resort, as well as increased consulting and audit fees associated with compliance with Sarbanes Oxley and payment for settlement of unpaid federal and state withholding tax.

     PRE-OPENING COSTS AND EXPENSES. There were no current pre-opening costs and expenses for the six months ended October 31, 2005. Previous expenses of $1.8 million for the six month period ended October 31, 2004, were attributable to segregating primarily general and administrative expenses while the new Resort was being constructed.

     DEPRECIATION. Depreciation increased $5.8 million to $8.8 million for the six months ended October 31, 2005 from $3.0 million for the six months ended October 31, 2004. The increase was primarily the result of opening the Resort last six months, with the six months ended October 31, 2005 reflecting a full six months of depreciation expense. In addition to the Resort, other equipment was put into service at the Travel Center as well as Ski Apache.

     INCOME FROM OPERATIONS. Income from Operations decreased $8.9 million, or 70%, to $3.9 million for the six months ended October 31, 2005 from $12.8 million for the six months ended October 31, 2004. The decrease was primarily due to the increase in general and administrative, marketing, food and beverage and depreciation expenses associated with the opening of the Resort, in addition to increases in inventory reserves, consulting and audit fees associated with improvement of disclosure controls, and payment for settlement of unpaid federal and state withholding tax.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $8.7 million to $13.7 million for the six months ended October 31, 2005 from $5.0 million for the six months ended October 31, 2004. The increase was primarily due to expensing interest on the $200 million senior notes issued in November 2003, the notes, which had previously been capitalized during the construction period. The six months ended October 31, 2005 reflects the first full six months of bond interest charges.

     Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses, including IRS penalties and amortization expenses of deferred and capitalized other reserves for under utilized assets.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 2005 and October 31, 2004, we had cash and cash equivalents (net of amounts in restricted accounts) of $23.8 million and $13.8 million, respectively. Our principal sources of liquidity for the six months ended October 31, 2005 were cash from financing activities of $21.9 million, offset by approximately $0.3 million used in operations and $11.6 million used in investing activities.

     Cash used in investing activities for the six months ended October 31, 2005 was $11.6 million, which consisted exclusively of the purchase of property, plant and equipment. This represents a decrease of $34.4 million from the six month period ended October 31, 2004, during which we were engaged in the construction of our new Resort.

     Cash provided from financing activities for the six months ended October 31, 2005 was $21.9 million, consisting of $11.8 million of cash released from our restricted accounts pursuant to the terms of the indenture governing the Notes, and $14.8 million from equipment financing, reduced by $4.6 million distributed to the Tribe. During the six months ended October 31, 2004, $59.5 million was provided from financing activities reflecting higher releases of restricted cash to pay for construction costs.

     We believe that existing cash balances and operating cash flows and permitted borrowings will provide adequate funds for our working capital needs, planned capital expenditures, including equipment and furnishings for the Resort and debt service requirements for at least the next 12 months. However, our ability to fund our operations, make planned capital expenditures, and make scheduled payments depends on our future operating performance and success in seeking to increase operating efficiencies and reduce operating expenses, which are subject to economic, financial, business and other conditions, some of which are beyond our control. Additionally, our ability to incur additional indebtedness is limited under the terms of the indenture governing the Notes. If our expected operating performance or success in increasing operating efficiencies and reducing operating expenses does not meet management expectations, we may need to arrange for additional sources of funding in the form of permitted borrowings under our indenture or contributions from the Tribe, which sources of funding cannot be assured.

     On October 5, 2005, Standard & Poor's Rating Services announced that it had placed its ratings on us on credit watch with negative implications. We do not have any credit rating downgrade triggers that would accelerate repayment of the outstanding senior notes issued in November 2003, however any adverse changes to our credit ratings may increase the cost of, or restrict our ability to secure, any new borrowings.

DESCRIPTION OF INDEBTEDNESS

THE NOTES

     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of October 31, 2005 accrued interest payable on the Notes was $5.2 million. The notes are secured until delivery of a final certificate of completion of the Resort by first priority security interests in the following accounts:

     o an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of October 31, 2005, the balance in the interest reserve account was $82,462;

     o a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of October 31, 2005, the balance in the construction disbursement account was $0.0;

     o a construction reserve account, which was funded at the time the Notes were sold approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe's prior gaming compact. As of October 31, 2005, the balance in the construction reserve account was $15.7 million; and

     o a construction retainage account. As of October 31, 2005, the balance the construction retainage accounts was $8.3 million.

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

GENERAL INDEBTEDNESS

     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of October 31, 2005, there is approximately $1.7 million outstanding on the BIA Note.

CREDIT FACILITY

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of October 31, 2005, approximately $14.9 million had been drawn against this facility to finance purchases of furniture, fixtures and equipment.

OFF-BALANCE SHEET ARRANGEMENTS

     As of October 31, 2005, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

REGULATION AND TAXES

     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended October 31, 2005 or 2004, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of October 31, 2005, we had an aggregate of approximately $213.2 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

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

     o    continued increase in automotive fuel prices;

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

WE DO NOT HAVE A HISTORY OF OPERATING ON AS LARGE OF A SCALE AS CONTEMPLATED BY THE RESORT.

     As a result of the opening of our new Resort in March 2005, our business operations have significantly expanded in size and diversity. Our gaming space grew by more than 32,000 square feet (including the addition of a second casino location) and our gaming positions by approximately 700 slot machines and 22 table games. In addition, we have significantly expanded restaurant, lounge and bar operations, a fuel station and a number of additional retail facilities. The expansion of our resort operations places a significant demand on our management resources which may affect our ability to effectively manage our growth. These increased demands on our management could distract them from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to meet our debt service obligations.

ADDITIONAL AND ONGOING CONSTRUCTION AT THE RESORT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS.

     Certain portions of the Resort, including completion of our luxury spa facilities, completion of a retaining wall, and other miscellaneous punch list items are not yet fully complete. Additionally, we are experiencing subsidence issues at one of our parking facilities. We expect there is sufficient funding in the construction reserve account and necessary insurance coverage to complete, or assure completion, of these construction matters. In addition, we are taking measures to minimize any impact these matters have to the operations of our Resort. In addition to potentially impacting revenue, these matters require us to devote additional management and other resources away from our existing operations. As a result, these matters could adversely affect our business, financial condition and results of operations and our ability to meet our debt service obligations.

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

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In preparing our Report on Form 10-Q for the period ended July 31, 2005, we discovered material weaknesses in our internal controls over financial reporting. These material weaknesses, along with our implemented and planned corrective measures to address these material weaknesses, are more fully discussed in Item 4 of this Report "Controls and Procesures." We believe that the corrective measures we have implemented in connection with preparing this Report, as discussed in Item 4 of this Report, have been effective to ensure that our financial statements, and other financial information included in this Report and our Prior Quarterly Resort have been recorded, processed, summarized and reported correctly. We are implementing permanent changes in our internal controls over financial reporting in an effort to enhance our internal controls and address these material weaknesses, as described in Item 4 of this Report. We have not yet fully implemented all of these changes, which include: improved documentation and verification of transactions; an improved system of entering transactions into general and subsidiary ledgers; improved and additional systems relating to account reconciliation and transaction reporting; developing a comprehensive policies and procedures manual for our finance staff, specifically defining and documenting the responsibilities of our financial reporting personnel; improved training of our financial reporting personnel; and retaining an independent advisory firm to assist in evaluating our internal controls.

     We cannot be certain that any corrective measures we take will ensure that we will design, implement and maintain adequate disclosure and internal controls over our financial processes and reporting in the future. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we may identify in the future could require us to incur significant costs, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on our ability to access capital markets in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of October 31, 2005, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

     As of October 31, 2005,we held no derivative instruments.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of IMG Resort and Casino's management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, and as previously reported in our Form 10-Q for our fiscal quarter ended July 31, 2005 filed with the Commission on November 3, 2005 (the "Prior Report"), our Principal Executive Officer and Principal Financial Officer concluded that, as a result of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

     As a result of our material weaknesses previously reported in our Prior Report, which continue to exist based upon our evaluation noted above, we adopted remedial measures and procedures, described below, to address the deficiencies in our internal controls that existed as of July 31, 2005 and continue to exist. Accordingly, based upon these remedial measures, our Principal Executive Officer and Principal Financial Officer have concluded, based on their knowledge, that the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In connection with the preparation of this Report on Form 10-Q, and as previously reported in our Prior Report, our management and audit committee concluded we did not maintain effective internal control over financial reporting due to material weaknesses. Specifically, we did not maintain adequate systems, policies or procedures principally with respect to:

     o our system of entering transactions into our general and subsidiary ledgers, including the time for entering transactions;
     o timely and effective documentation of transactions to be entered into our accounting system;
     o timely reconciliation of general ledger to appropriate underlying subsidiary records;
     o implementation of an appropriate checks and balances system with respect to documentation and recording of transactions;
     o provision of adequate education to our finance staff with respect to our accounting and financial reporting policies and procedures; and
     o maintenance of a comprehensive written accounting policies and procedures manual.

     At the direction of our audit committee, during the period covered by this Report and continuing through the filing of this Report, we have begun implementing permanent changes in an effort to enhance our internal controls in response to management's conclusions. These changes include:

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

     We have not yet completed the implementation of the changes identified above, except for retaining Protiviti. In order to prepare this Report, we continued to utilize interim alternative and additional control measures (the "Interim Measures") we adopted during the period covered by this Report in connection with filing our Prior Report to ensure that our financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows, as of, and for, the periods presented in this Report. These Interim Measures include, but are not limited to:

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

     Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within IMG Resort and Casino have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the period covered by this Report on Form 10-Q, we implemented the Interim Measures, and began implementing the permanent changes to our internal controls, described above. During the period covered by this Report on Form 10-Q, other than with respect to implementing the Interim Measures, and beginning implementation of the permanent changes to our internal controls, described above, there were no significant changes in our internal controls or in other factors that have materially affected, or are likely to materially affect, our internal controls.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We are involved in litigation incurred in the normal course of business; however, we are not currently a party to any material pending claim or legal action.

ITEM 1A. RISK FACTORS.

     Please see the risk factor under the caption "ADDITIONAL AND ONGOING CONSTRUCTION AT THE RESORT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS" set forth in Item 3 of this Report, "Management's Discussion and Analysis of Financial - Risk Factors."

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.


 EXHIBIT NO.    DESCRIPTION


3.1*            Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the
                Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.
3.2*            Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.
4.1*            Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods
                Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache
                and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.
4.2*            Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.
4.3*            Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel
                Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.
10.1*           Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and
                Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction
                Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.
10.2*           Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain
                Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski
                Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction
                Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as
                Trustee.
10.3*           Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest
                Service dated April 23, 1985.
10.4**          Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.
10.5**          2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1,
                2004.
31.1            Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
31.2            Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
32.1            Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002.


                  *        Incorporated by reference to Inn of the Mountain Gods Resort and Casino's Registration
                           Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No.
                           333-113140).

                  **       Incorporated by reference to Inn of the Mountain Gods Resort and Casino's Annual
                           Report on Form 10-K filed with the SEC on July 29, 2004.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        INN OF THE MOUNTAIN GODS RESORT AND CASINO



Date:    December 15, 2005                      By     /s/ Brian D. Parrish
                                                     ----------------------------------------
                                                Name:    Brian D. Parrish
                                                Its:     Chief Operating Officer (Principal
                                                         Executive Officer)



Date:    December 15, 2005                      By:   /s/ Lance Kintz
                                                     ----------------------------------------
                                                Name:    Lance Kintz
                                                Its:     Chief Financial Officer (Principal
                                                         Financial Officer)

