Form 10-Q
period 2006-01-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2006-03-15
CIK 1280352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

Yes      [X]      No       [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]  Accelerated filer [_]   Non-accelerated filer  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      [_]     No       [X]

           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                                    FORM 10-Q

                     FOR THE QUARTER ENDED JANUARY 31, 2006



                                                       INDEX

                                                                                                                     PAGES

PART I.       FINANCIAL INFORMATION
   Item 1.    Consolidated Financial Statements:

              Consolidated Balance Sheets as of
              January 31, 2006 (unaudited) and April 31, 2005..........................................................1

              Consolidated Statements of Income (Loss) for Each of the Three and Nine
              Month Periods Ended January 31, 2006 (unaudited) and January 31, 2005 (unaudited)........................2

              Consolidated Statements of Cash Flows for the Nine Month Periods Ended
              January 31, 2006 (unaudited) and January 31, 2005 (unaudited)............................................3

              Notes to Consolidated Financial Statements (unaudited)...................................................4

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................................25

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................................38

   Item 4.    Controls and Procedures.................................................................................38


PART II.      OTHER INFORMATION

   Item 1.    Legal Proceedings.......................................................................................41

   Item 1A.   Risk Factors............................................................................................41

   Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.............................................41

   Item 3.    Defaults upon Senior Securities.........................................................................41

   Item 4.    Submission of Matters to a Vote of Security Holders.....................................................41

   Item 5.    Other Information.......................................................................................41

   Item 6.    Exhibits................................................................................................42



PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                   As of                  As of
                                                                              January 31, 2006       April 30, 2005
                                                                             -------------------    ------------------
                                                                                (UNAUDITED)

                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $13,799,395           $13,718,521
   Restricted cash and cash equivalents                                              21,107,439            35,870,686
   Accounts receivable, net of allowance for doubtful accounts                          391,292               577,476
   Inventories                                                                        1,057,152             1,429,506
   Prepaid expenses                                                                     537,313               860,189
                                                                             -------------------    ------------------
     Total current assets                                                            36,892,591            52,456,378

NON CURRENT ASSETS:
   Property, plant and equipment, net                                               230,035,153           231,721,074
   Deferred financing cost, net                                                       8,102,208             9,321,141
   Other long-term assets                                                                76,680               195,213
                                                                             -------------------    ------------------
     Total assets                                                                  $275,106,632          $293,693,806
                                                                             ===================    ==================

                         LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable and other short-term liabilities                                 $1,352,592            $2,673,507
   Construction  accounts payable                                                     5,274,874             8,145,734
   Accrued expenses                                                                   9,786,251            11,005,212
   Accrued interest                                                                   6,000,000            11,200,450
   Deposits and advance payments                                                         36,960               997,365
   Current portion of long-term debt                                                  3,397,348               254,007
                                                                             -------------------    ------------------
     Total current liabilities                                                       25,848,025            34,276,275

NON CURRENT LIABILITIES:
   Long-term debt, net of current portion                                           212,417,020           201,274,181
                                                                             -------------------    ------------------

     Total liabilities                                                              238,265,045           235,550,456
                                                                             -------------------    ------------------

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
  Contributed capital                                                                51,198,452            58,143,350
  Retained earnings (deficit)                                                       (14,356,865)                    -
                                                                             -------------------    ------------------
      Total equity                                                                   36,841,587            58,143,350
                                                                             -------------------    ------------------

     Total liabilities and equity                                                  $275,106,632          $293,693,806
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


                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                    (UNAUDITED)


                                                         For the Three Months                      For the Nine Months
                                                                 Ended                                    Ended
                                                              January 31,                              January 31,
                                                        2006              2005                  2006                2005
                                                     ---------------    --------------      ----------------    -------------------
Revenues:
   Gaming                                              $17,172,786       $13,060,621            $58,870,770          $48,004,383
   Hotel                                                 2,263,179                 -              8,439,212                    -
   Food and beverage                                     2,721,114         1,424,581              9,618,398            4,199,124
   Recreation and other                                  4,084,469         7,373,459             12,970,970           15,179,218
                                                     ---------------    --------------      ----------------    -------------------
     Gross revenue                                      26,241,548        21,858,661             89,899,350           67,382,725
         Less Promotional Allowances                       558,207           186,833              2,331,207              335,068
                                                     ---------------    --------------      ----------------    -------------------
          Net Revenue                                   25,683,341        21,671,828             87,568,143           67,047,657
                                                     ---------------    --------------      ----------------    -------------------
Operating costs and expenses:
   Gaming                                                3,799,063         5,740,266             12,788,582           16,075,804
   Hotel                                                 1,180,401                 -              3,916,389                    -
   Food and beverage                                     2,962,554         1,548,027             12,410,024            5,084,449
   Recreation and other                                  3,043,533         4,427,120              9,368,203           11,190,021
   Marketing and Advertising                             1,899,078           489,574              6,658,771            1,961,039
   General and administrative                            4,155,574         2,344,385             17,831,382            5,533,508
   Insurance (allocated by related party)                  804,660           513,094              2,174,101              918,057
   Pension (allocated by related party)                          -           776,111                      -            1,788,796
   Telecomm (charged by related party)                      33,877            53,944                109,887              180,101
   Fees (charged by related party)                         600,000           719,117              2,338,697            1,621,918
   Pre-opening costs and expenses                                -         2,541,453                      -            4,315,665
   Depreciation                                          4,455,568         2,021,766             13,288,219            5,042,042
                                                     ---------------    --------------      ----------------    -------------------
      Total operating expenses                          22,934,308        21,174,857             80,884,255           53,711,400
                                                     ---------------    --------------      ----------------    -------------------

Income from operations                                   2,749,033           496,971              6,683,888           13,336,257

Other income (expenses):
   Interest income                                          84,243           160,746                346,377              513,363
   Interest expense, net of amounts capitalized         (7,409,193)       (1,969,830)           (21,048,073)          (7,385,686)
   Other income (expense)                                  (39,844)           (1,855)              (339,057)              99,214
                                                     ---------------    --------------      ----------------    -------------------
     Total other expenses                               (7,364,794)       (1,810,939)           (21,040,753)          (6,773,109)
                                                     ---------------    --------------      ----------------    -------------------

     Net income (loss)                                 $(4,615,761)      $(1,313,968)          $(14,356,865)          $6,563,148
                                                     ===============    ==============      ================    ===================

                         The accompanying notes are an integral part of these statements.



                            INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                 For the nine months ended
                                                                                         January 31
                                                                               2006                     2005
                                                                       ---------------------    ----------------------

Cash flows from operating activities:
     Net income (loss)                                                        $(14,356,865)               $ 6,563,148
     Adjustments to reconcile net income (loss)
      to net
        cash used in operating activities:
        Depreciation and amortization                                            13,288,220                 5,042,042
        Changes in assets and liabilities:
           Accounts receivable, net of allowance                                    186,184                 (122,921)
           Inventories                                                              372,354                 (297,504)
           Prepaid revenue sharing fees                                                   -                 3,119,029
           Prepaid expenses                                                         322,876                 (345,826)
           Interest receivable                                                            -                  (48,563)
           Other long term assets                                                   118,533               (3,353,450)
           Accounts payable                                                     (1,320,915)                 2,568,320
           Construction accounts payable                                        (2,870,860)                 (893,758)
           Accrued expenses                                                     (7,693,413)                 4,047,607
           Accrued revenue sharing and regulatory fees                                    -              (23,000,000)
           Accrued interest                                                         312,780               (6,848,378)
           Deposits                                                                       -                 (442,995)
                                                                       ---------------------    ----------------------
           Net cash used in operating activities                               (11,641,106)              (14,013,249)

Cash flows from investing activities:
     Purchase of property, plant and equipment                                 (10,382,551)              (71,515,498)
                                                                       ---------------------    ----------------------
        Net cash used in investing activities                                  (10,382,551)              (71,515,498)

Cash flows from financing activities:
     Deferred financing costs                                                             -                 1,302,041
     Cash held for construction payments                                         14,763,247                62,710,825
     Payment of compact settlement                                                        -                23,000,000
     Principal borrowings (payments) on long term debt, net                      14,286,180                 (354,003)
     Distributions to Mescalero Apache Tribe                                    (6,944,896)              (11,650,680)
     Contributions from Mescalero Apache Tribe                                            -                10,000,000
                                                                       ---------------------    ----------------------
Net cash provided by financing activities                                        22,104,531                85,008,183

Net increase (decrease) in cash and cash equivalents                                 80,874                 (520,564)

Cash and cash equivalents, beginning of period                                   13,718,521                15,794,943
                                                                       ---------------------    ----------------------

Cash and cash equivalents, end of period                                        $13,799,395               $15,274,379
                                                                       =====================    ======================
Supplemental cash flow information:
     Cash paid for interest                                                     $21,048,073               $ 6,085,005
                                                                       =====================    ======================

Non-cash investing and financing activities:

     Property, plant and equipment acquired through capital leases              $   422,500               $         -
                                                                       =====================    ======================

                The accompanying notes are an integral part of these statements


           INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE QUARTERS ENDED JANUARY 31, 2006 AND 2005

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

The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at January 31, 2006 and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the "SEC"). These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino's Annual Report on Form 10-K as of and for the year ended April 30, 2005. The results for the three and nine month periods ended January 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending April 30, 2006.

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
           Buildings, lifts and snowmaking equipment                     10 - 50 years


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino's financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $8.1 million as of January 31, 2006 and $9.3 million as of April 30, 2005.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino's senior notes, and capital leases, fair value at January 31, 2006 was approximately $215.8 million and $201.9 million at April 30, 2005.

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

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROMOTIONAL ALLOWANCES

IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were approximately $558,207 and $2.3 million for the three and nine months ended January 31, 2006 compared to $186,833 and $335,068 for the three and nine months ended January 31, 2005.

The Apache Spirit Club program allows customers to earn "points" based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The related liability is included in accrued expenses and totaled approximately $110,000 at January 31, 2006 and $79,940 at January 31, 2005.

Emerging Issues Task Force ("EITF") Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino's accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as "promotional allowances." In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, ACCOUNTING FOR "POINTS" AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR PREPRODUCTS, OR SERVICES TO BE DELIVERED IN THE FUTURE. Effective October 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. IMG Resort and Casino offers cash equivalent rewards in certain circumstances and has reflected approximately $44,000 and $186,833 for the three months ended January 31, 2006 and 2005, respectively and approximately $225,000 and $335,068 for the nine months ended January 31, 2006 and 2005, in player rebates as an offset to gaming revenues for these incentives.

The estimated cost of providing such complimentary allowances, as they relate to IMG Resort and Casino, are, as follows:

                                                          For the Three Months             For the Nine Months
                                                                  Ended                           Ended
                                                               January 31,                     January 31,
                                                       ---------------------------- -- ----------------------------
                                                          2006            2005            2006            2005
                                                       ------------     ----------     -----------     -----------

Room and Services                                 $       (22,026)   $         -   $   (294,952)   $          -
Food and Beverage                                         377,515         66,407        373,137         (79,940)
Retail and Recreation                                        (221)             -        (14,575)              -
                                                       ------------     ----------     -----------     -----------
Total                                             $       355,268   $     66,407   $    (63,610)   $    (79,940)
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

MARKETING AND ADVERTISING COSTS

IMG Resort and Casino's marketing and advertising costs are expensed as incurred and for the three months ended January 31, 2006 and 2005 were $1.9 million and $0.5 million respectively and for the nine months ended January 31, 2006 and 2005 were $6.7 million and $2.0 million, respectively. Marketing's promotional event revenue/ticket sales offset the expenses incurred.

TRIBAL TAXES

IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $600,000 and $719,117 in expenses for taxes payable to the Tribe for the three months ended January 31, 2006 and January 31, 2005, respectively and $2.3 million and $1.6 million in expenses for taxes payable to the Tribe for the nine months ended January 31, 2006 and January 31, 2005, respectively.

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

The allowance for bad debt expense was $114,612 as of January 31, 2006 and $0 as of April 30, 2005.

NOTE 3 - RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and equivalents consists of the following :

                                                                       January 31, 2006          April 30, 2005
                                                                     -------------------       ------------------
     Interest reserve                                                 $       22,548             $    11,919,101
     Construction reserve                                                 15,771,526                  15,628,691
     Construction retainage                                                5,313,100                   8,238,351
     Construction funding                                                        265                      84,543
                                                                     -------------------       ------------------
     Total restricted cash                                            $   21,107,439             $    35,870,686
                                                                     ===================       ==================


NOTE 4 - INVENTORIES

Inventories consist of the following as of,
                                                                       January 31, 2006          April 30, 2005
                                                                     -------------------       ------------------
     Food and beverage                                                $      242,939             $       370,924
     Golf and pro shop                                                       295,868                     547,802
     Gift shops, fuel and other,                                             644,204                     510,780
     Reserves                                                               (125,859)                          -
                                                                     -------------------       ------------------
     Inventories-Net of Reserves                                      $   $1,057,152             $     1,429,506
                                                                     ===================       ==================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows as of ,
                                                                       January 31, 2006           April 30, 2005
                                                                     -------------------       ------------------
     Land                                                             $      538,894             $       538,894
     Buildings, lifts and snowmaking equipment                           215,013,576                 221,150,464
     Non-gaming equipment, furniture and other                            52,352,122                  42,975,371
     Gaming equipment                                                     21,246,147                  14,490,064
     Leasehold and land improvements, lake and golf course                 6,842,477                   6,163,235
                                                                     -------------------       ------------------
     Subtotal                                                           $295,993,216                 285,318,028

     Less accumulated depreciation and amortization                     (67,059,669)                (53,641,404)
                                                                     -------------------       ------------------
     Property, plant and equipment, net                                  228,933,546                 231,676,624
     Construction in progress (CIP)                                        1,101,608                      44,450
                                                                     -------------------       ------------------
     Net Property, plant and equipment                                  $230,035,153                $231,721,074
                                                                     ===================       ==================

     IMG Resort and Casino capitalized $14.3 million $0.0, and $0.0, of interest cost related to construction of the Travel Center Casino and the Resort during the fiscal year ended April 30, 2005 and the three and nine month periods ended January 31, 2006.

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

Until the issuance of a final certificate of completion of the Resort, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and Casino and the guarantors, which had an aggregate balance of approximately $21.1 million at January 31, 2006. The Notes will, after issuance of a final certificate of completion of the Resort, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations. The Resort opened on March 15, 2005 and is substantially complete, pending final certification by the contractor and an independent construction consultant that all amounts necessary to complete the Resort, including final punch list items, have been provided for and all liens have been released, as required by the indenture governing the notes. IMG Resort and Casino is in the process of seeking issuance of this final certificate of completion.

The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors' ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. Other than with respect to the late filing of its Report on Form 10-Q for the period ended July 31, 2006, for the three and nine months ended January 31, 2006, IMG Resort and Casino was in compliance with all covenants required in the Notes.

On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of January 31, 2006, $13.8 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment.

Long-term debt is summarized as follows:
                                                                    January 31, 2006              April 30, 2005
                                                                   ------------------           -------------------
     Senior Notes, bearing interest at a fixed rate
     of  12%, maturing in 2010                                          $200,000,000                $200,000,000

     Bureau of Indian Affairs, unsecured notes payable
     with payments of $27,100 per month, including
     interest at 8.5%, maturing in 2011                                    1,615,033                   1,528,188

     Capital Equipment Loans with Key Equipment.
     Five (5) year term, 7.65% interest                                   13,776,486                           -

     Short-Term Capital Leases, 8% imputed interest                          422,849                           -
                                                                   ------------------           -------------------
                                                                         215,814,368                 201,528,188

     Less current portion                                                 (3,397,348)                   (254,007)
                                                                   ------------------           -------------------
     Long-term portion                                                  $212,417,020                $201,274,181
                                                                   ==================           ===================

The maturities of long-term debt as of January 31, 2006 are as follows (in thousands):

              2006 (three months remaining)                                                         $        718
              2007 - 2009                                                                                  9,784
              2010 - 2011                                                                                204,495
              Thereafter                                                                                     395
                                                                                                       -----------
                                                                                                    $    215,392
                                                                                                       ===========

Total interest incurred for the three months ended January 31, 2006 and 2005 was $7.4 million and $6.0 million, respectively, of which $0.0 and $4.5 million was capitalized. Total interest incurred for the nine months ended January 31, 2006 and 2005 was $21.0 million and $18.0 million, respectively, of which $0.0 and $11.9 million was capitalized.

NOTE 7 - GAMING REVENUE SHARING AND REGULATORY FEES

The Tribe regulates IMG Resort and Casino's gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the "COMMISSION"). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been paid.

On August 29, 1997, the Tribe and the State of New Mexico (the "STATE") entered into a Tribal-State Compact (the "1997 COMPACT") to govern gaming on the Mescalero Apache Reservation. The terms of the 1997 Compact subjected IMG Resort and Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the 1997 Compact were requirements for quarterly revenues sharing payments consisting of 16% of the "net win" from gaming machines and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under IGRA. On April 20, 2004, the Tribe and the State of New Mexico entered into a settlement agreement which resolved all of their disputes regarding the 1997 Compact. Under the settlement agreement, the State of New Mexico and the Tribe agreed that they would enter into a new gaming compact, and that the Tribe would pay the State of New Mexico $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the new gaming compact through March 2005. All amounts payable under this settlement agreement had been paid at January 31, 2006.

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

Under the terms of an agreement with the Tribe executed in 2003, IMG Resort and Casino paid a fixed amount of 9.75% of salaries and wages as a fixed contribution to the Plan. The total pension expenses under this agreement were $0 and $776,111 for the three months ended January 31, 2006 and 2005, respectively and were $0 and $1,788,796 for the nine months ended January 31, 2006 and 2005, respectively.

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

NOTE 9 - RISK MANAGEMENT

IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the three and nine months ended January 31, 2006 and 2005, respectively.

The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino's employees are covered by the Tribe's policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $0.8 million and $0.5 million for the three months ended January 31, 2006 and 2005, respectively, and $2.1 million for the nine months ended January 31, 2006, and $0.9 million for the nine months ended January 31, 2005.

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

CONSTRUCTION AGREEMENT

In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center Casino and the Resort on behalf of IMG Resort and Casino. Construction costs under the contract were approximately $149.7 million. In March 2005, the contractor issued a certificate of substantial completion and the Resort started commercial operation on March 15, 2005. A final certificate of completion and acceptance will be issued following the successful completion of identified incomplete items. At January 31, 2006, $5.3 million in construction retainage and $15.8 million in construction reserve was being held in restricted accounts securing the Notes. Upon issuance of the final completion certificate, monies remaining in the construction retainage and construction reserve accounts will become unrestricted (subject to the terms of the indenture governing the Notes) and will no longer secure the Notes.

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

The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino currently receives shared self-insuring health insurance and workers' compensation insurance, as well as telecommunication services. Previously, IMG Resort and Casino's pension plan was a shared service as is described in detail in Note 8. IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $34,000 and $54,000 for the three months ended January 31, 2006 and 2005, respectively, and approximately $110,000 for the nine months ended January 31, 2006, and $180,000 for the nine months ended January 31, 2005, for such services.

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

Prior to the fiscal quarter ended October 31, 2005, each operating segment was managed separately. Commencing with the fiscal quarter ended October 31, 2005, IMG Resort and Casino initiated a more efficient operational plan for its operating segments, which included refining the use of seasonal staff and increased the use of shared and central services among the operating segments to respond to the seasonality of its business. Direct costs for operating the Hotel segment are defined and separate from the other operating segments, other than costs for room-service. Costs for room-service, banquets, golf and recreation beverages are included among IMG Resort and Casino's centralized food and beverage operations. Seasonal services now utilized by the Gaming, Hotel, Ski and Travel Center operations, include cleaning, food and beverage, security, accounting, human resources, and staff training. The cost of these shared services, as well as facility costs, insurance, depreciation, interest, and utility costs are now centralized and reflected as part of the Resort Management operating segment.

                                                  (in thousands)
    Three Months                                                      Resort/         Travel
        Ended             Gaming         Hotel          Ski.        Holding Co.       Center.
  January 31, 2006      Operations     Operations    Operations      Operations     Operations     Eliminations      Total
--------------------   ------------   ------------  ------------   --------------  ------------   --------------   -------------
     Net revenue         $12,322       $ 2,261        $2,002      $           -      $  9,098       $       -        $25,683

 Income (loss) from
     operations          $15,778       $(1,500)       $(416)      $     (15,897)     $  4,784       $       -        $ 2,749




                                                                      Resort/         Travel
 Three Months ended       Gaming         Hotel           Ski        Holding Co.       Center
  January 31, 2005      Operations     Operations    Operations      Operations     Operations    Eliminations       Total
--------------------   ------------   ------------  ------------   --------------  ------------   --------------   -------------
     Net revenue         $ 5,805         $ -           $5,526           $(3)          $10,344       $        -      $21,672

 Income (loss) from
   Operations            $(3,038)        $(9)          $2,122         $(1,985)         $3,407       $        -      $   497
(in thousands)


     Nine Months                                                      Resort/        Travel
        Ended             Gaming         Hotel          Ski.        Holding Co.     Center.
  January 31, 2006      Operations     Operations    Operations     Operations     Operations    Eliminations      Total
--------------------   ------------   ------------  ------------   --------------  ------------   --------------   -------------
     Net revenue         $33,987       $21,439        $ 1,994        $      -        $30,148       $       -       $  87,568

 Income (loss) from
     operations          $25,558      $(15,246)      $(2,913)        $(15,828)       $15,113       $       -       $   6,684


                                                                      Resort/        Travel
  Nine Months ended       Gaming         Hotel           Ski        Holding Co.      Center
  January 31, 2005      Operations     Operations    Operations     Operations     Operations   Eliminations       Total
--------------------   ------------   ------------  ------------   --------------  ------------   --------------   -------------
     Net revenue         $23,379        $  -          $5,527            ($5)         $38,147       $       -        $ 67,048

 Income (loss) from
     operations          $ 1,299        $(9)          $(53)         $(5,906)         $18,005       $       -        $ 13,336


NOTE 13 - CONSOLIDATING INFORMATION

In connection with IMG Resort and Casino's issuance in November 2003 of $200.0 million of 12% senior notes, IMG Resort and Casino's subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (the "WHOLLY-OWNED GUARANTORS") have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes.

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

The following consolidating information is presented as of January 31, 2006 and as of April 30, 2005 and for the three and nine months ended January 31, 2006 and 2005.

                                           CONSOLIDATING BALANCE SHEETS
                                                    (UNAUDITED)

                                              AS OF JANUARY 31, 2006


                                                         IMG Resort        Wholly-owned
                                                         and Casino         Guarantors       Eliminations      Consolidated
                                                      -----------------   ---------------  ----------------   ------------------
Cash and cash equivalents                                $    8,748,168      $  5,051,227     $           -    $   13,799,395
Restricted cash and cash equivalents                         21,107,439                 -                 -        21,107,439
Accounts receivable                                              46,155           345,137                 -           391,292
Inventories                                                           -         1,057,152                 -         1,057,152
Prepaid expenses                                                512,057            25,256                 -           537,313
                                                      -----------------   ---------------  ----------------   ------------------
Total current assets                                         30,413,819         6,478,772                 -        36,892,591

NON CURRENT ASSETS
Property, plant and equipment, net                                    -       230,035,153                         230,035,153
Other Assets                                                     70,000             6,680                 -            76,680
Deferred financing costs                                      8,102,208                 -                 -         8,102,208
Advances to Subsidiaries                                    190,313,030        36,154,699     (226,467,729)                 -
Investment in Subsidiaries                                   64,332,840                 -      (64,332,840)                 -
                                                      -----------------   ---------------  ----------------   ------------------
 Total Assets                                               293,231,897       272,675,304     (290,800,569)    $  275,106,632
                                                      =================   ===============  ================   ==================

Accounts Payable and other short term liabilities        $    1,352,592      $          -     $           -    $    1,352,592
Construction in progress accounts payable                     5,274,874                 -                 -         5,274,874
Accrued expenses and accrued interest                        13,685,927         2,100,324                 -        15,786,251
Advanced deposits                                                   815            36,145                 -            36,960
Current portion of long-term debt                             3,191,922           205,426                 -         3,397,348
                                                      -----------------   ---------------  ----------------   ------------------
Total current liabilities                                    23,506,130         2,341,895                          25,848,025

NON CURRENT LIABILITIES:
Advances from subsidiaries                                   21,876,767       204,590,962     (226,467,729)                 -
Long-term debt, net of current portion                      211,007,413         1,409,607                 -       212,417,020
                                                      -----------------   ---------------  ----------------   ------------------

Total liabilities                                           256,390,310       208,342,464     (226,467,729)       238,265,045
                                                      -----------------   ---------------  ----------------   ------------------

Contributed Capital                                          51,198,452        19,542,508      (19,542,508)        51,198,452
Retained earnings (deficit)                                 (14,356,865)       44,790,332      (44,790,322)       (14,356,865)
                                                      -----------------   ---------------  ----------------   ------------------
 Total equity                                                36,841,587        64,332,840      (64,332,840)        36,841,587
                                                      -----------------   ---------------  ----------------   ------------------

Total liabilities and equity                            $   293,231,897    $  272,675,304   $ (290,800,569)     $ 275,106,632
                                                      =================   ===============  ================   ==================


                                           CONSOLIDATING BALANCE SHEETS

                                               AS OF APRIL 30, 2005

                                                          IMG Resort       Wholly-owned
                                                          and Casino        Guarantors       Eliminations      Consolidated
                                                      -------------------  --------------   ----------------  ----------------
Cash and cash equivalents                                 $      524,959    $  13,193,562     $           -     $  13,718,521
Restricted cash and cash equivalents                          35,870,686                -                 -        35,870,686
Accounts receivable, net                                         380,867          196,609                             577,476
Inventories                                                            -        1,429,506                 -         1,429,506
Prepaid expenses                                                 765,487           94,702                 -           860,189
                                                      -------------------  --------------   ----------------  ----------------
Total current assets                                          37,541,999       14,914,379                 -        52,456,378

 Advances to Affiliates                                      205,038,001       32,516,495     (237,554,496)
Property, plant and equipment, net                                     -      231,721,074                         231,721,074
Long-term deferred financing expenses                          9,321,141                -                 -         9,321,141
Other long term assets                                           124,991           70,222                 -           195,213
Investment in subsidiaries                                    44,097,873                -      (44,097,873)                 -
                                                      -------------------  --------------   ----------------  ----------------
Total Assets                                              $  296,124,005     $279,222,170    $(281,652,369)      $293,693,806
                                                      ===================  ==============   ================  ================

Accounts Payable and other short term liabilities         $    2,673,507     $          -    $            -      $  2,673,507
Construction in progress accounts payable                      8,145,734                -                 -         8,145,734
Accrued expenses                                               6,916,507        4,088,705                 -        11,005,212
Accrued interest                                              11,200,000              450                 -        11,200,450
Deposits and advance payments                                          -          997,365                 -           997,365
Current portion of long-term debt                                      -          254,007                 -           254,007
                                                      -------------------  --------------   ----------------  ----------------
Total current liabilities                                     28,935,748        5,340,527                 -        34,276,275

Advances from affiliates                                       9,043,808      228,510,688     (237,554,496)                 -
Long-term debt, net of current portion                       200,001,099        1,273,082                 -       201,274,181
                                                      -------------------  --------------   ----------------  ----------------
Total liabilities                                            237,980,655      235,124,297     (237,554,496)       235,550,456

 Contributed Capital                                          58,143,350       20,166,161      (20,166,161)        58,143,350
Current Year Net income (Loss)                                 2,139,792       21,141,156      (21,141,156)         2,139,792
 Retained equity                                             (2,139,792)        2,790,556       (2,790,556)       (2,139,792)
                                                      -------------------  --------------   ----------------  ----------------
 Total equity                                                 58,143,350       44,097,873      (44,097,873)        58,143,350
                                                      -------------------  --------------   ----------------  ----------------

Total liabilities and equity                             $   296,124,005     $279,222,170    $(281,652,369)      $293,693,806
                                                      ===================  ==============   ================  ================


                                        CONSOLIDATING STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                          QUARTER ENDED JANUARY 31, 2006

                                                      IMG Resort     Wholly-owned
                                                      and Casino      Guarantors      Eliminations     Consolidated
                                                    --------------   --------------  ---------------  ----------------
          Revenues:
             Gaming                                 $            -      $17,172,786  $             -    $  17,172,786
             Hotel                                               -        2,263,179                -        2,263,179
             Food and Beverage                                   -        2,721,114                -        2,721,114
             Recreation and other                                -        4,084,469                -        4,084,469
               Gross Revenue                                     -       26,241,548                -       26,241,548

          Less -Promotional Allowances                           -          558,207                -          558,207
               Net Revenue                                       -       25,683,341                        25,683,341

          Operating Expenses
             Gaming                                         54,116        3,744,947                -        3,799,064
             Hotel expenses                                      -        1,180,401                -        1,180,401
             Food and beverage                              20,602        2,941,952                         2,962,554
             Recreation and other                              595        3,042,938                -        3,043,533
             Marketing and advertising                     544,882        1,354,196                         1,899,078
             General and administrative                  2,753,484        1,402,090                -        4,155,574
             Health Insurance - Medical                  (334,343)        1,139,003                -          804,660
             Mescalero Apache Telecom                       33,877                -                -           33,877
             Tribal Regulatory Fees                              -          600,000                -          600,000
             Depreciation and amortization                       -        4,455,568                -        4,455,568
                                                    --------------   --------------  ---------------  ----------------
               Total Operating Expenses                  3,073,213       19,861,095                -       22,934,308

          Operating Income (Loss)                       (3,073,213)       5,822,246                -        2,749,033

          Other Income (Expense)
             Interest Income                                84,070              173                -           84,243
             Interest Expense                           (7,478,821)          69,628                -       (7,409,193)
             Income from subsidiaries                    5,851,364                -       (5,851,364)               -
             Other income (expense)                            839          (40,683)               -          (39,843)
                                                    --------------   --------------  ---------------  ----------------
               Total Other Income (expense)             (1,542,548)          29,118       (5,851,364)      (7,364,794)
                                                    --------------   --------------  ---------------  ----------------

               Net Income (Loss)                      $(4,615,761)       $5,851,364     $ (5,851,364)   $  (4,615,761)
                                                    ==============   ==============  ===============  ================


                                            CONSOLIDATING STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                              QUARTER ENDED JANUARY 31, 2005

                                                      IMG Resort         Wholly-owned
                                                      and Casino          Guarantors       Eliminations       Consolidated
                                                    ----------------    ---------------    --------------    ---------------
Revenues:
   Gaming                                             $           -      $  13,060,621      $          -      $  13,060,621
   Food and beverage                                              -          1,424,581                 -          1,424,581
   Recreation and other                                           -          7,373,459                 -          7,373,459
                                                    ----------------    ---------------    --------------    ---------------
     Gross revenues                                               -         21,858,661                 -         21,858,661
     Less - promotional allowances                            2,976            183,857                 -            186,833
                                                    ----------------    ---------------    --------------    ---------------
       Net revenue                                          (2,976)         21,674,804                 -         21,671,828
                                                    ----------------    ---------------    --------------    ---------------

Operating costs and expenses:
   Gaming                                                    67,874          5,672,392                 -          5,740,266
   Food and beverage                                         44,311          1,503,716                 -          1,548,027
   Recreation and other                                                      4,427,120                 -          4,427,120
   General and administrative                               450,528          2,383,431                 -          2,833,959
   Health insurance - Medical                                63,136            449,958                 -            513,094
   Pension                                                  112,208            663,903                 -            776,111
   Mescalero Apache Telecommunication                        53,944                  -                 -             53,944
   Tribal Regulatory Fees                                         -            719,117                 -            719,117
   Pre-opening costs                                      1,209,697          1,331,756                 -          2,541,453
   Depreciation                                             (19,487)         2,041,253                 -          2,021,766
                                                    ----------------    ---------------    --------------    ---------------
     Total operating expenses                             1,982,211         19,192,646                 -         21,174,857
                                                    ----------------    ---------------    --------------    ---------------

(Loss) income from operations                            (1,985,187)         2,482,158                 -            496,971
                                                    ----------------    ---------------    --------------    ---------------

Other income:
   Interest income                                          159,909                837                 -            160,746
   Interest expense                                      (1,911,858)           (57,972)                -         (1,969,830)
   Income from subsidiaries                               2,424,629                  -        (2,424,629)
   Other income (expense)                                    (1,461)              (394)                -             (1,855)
                                                    ----------------    ---------------    --------------    ---------------
     Total other income                                     671,219            (57,529)       (2,424,629)        (1,810,939)
                                                    ----------------    ---------------    --------------    ---------------

     Net Income (Loss)                                $  (1,313,968)      $  2,424,629      $ (2,424,629)      $ (1,313,968)
                                                    ================    ===============    ==============    ===============



                                            CONSOLIDATING STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                            NINE-MONTHS ENDED JANUARY 31, 2006

                                                     IMG Resort         Wholly-owned
                                                     and Casino          Guarantors        Eliminations       Consolidated
                                                   ----------------    ----------------   ---------------    ---------------
Revenues:
   Gaming                                            $           -       $  58,870,770     $           -      $  58,870,770
   Hotel                                                         -           8,439,212                 -          8,439,212
   Food and beverage                                                         9,618,398                 -          9,618,398
   Recreation and other                                          -          12,970,970                 -         12,970,970
                                                   ----------------    ----------------   ---------------    ---------------
     Gross revenues                                              -          89,899,350                 -         89,899,350
     Less - promotional allowances                              55           2,331,152                 -          2,331,207
                                                   ----------------    ----------------   ---------------    ---------------
       Net revenue                                             (55)         87,568,198                 -         87,568,143
                                                   ----------------    ----------------   ---------------    ---------------

Operating costs and expenses:
   Gaming                                                  170,884          12,617,698                 -         12,788,582
   Hotel                                                                     3,916,389                            3,916,389
   Food and beverage                                       105,142          12,304,882                 -         12,410,024
   Recreation and other                                      1,116           9,367,087                 -          9,368,203
   Marketing and advertising                             2,775,836           3,882,935                            6,658,771
   General and administrative                           11,825,078           6,006,304                 -         17,831,382
   Health insurance - Medical                              240,220           1,933,881                 -          2,174,101
   Mescalero Apache Telecommunication                      109,887                   -                 -            109,887
   Tribal Regulatory Fees                                        -           2,338,697                 -          2,338,697
   Depreciation                                                  -          13,288,219                 -         13,288,219
                                                   ----------------    ----------------   ---------------    ---------------
     Total operating expenses                           15,228,163          65,656,092                 -         80,884,255
                                                   ----------------    ----------------   ---------------    ---------------

(Loss) income from operations                          (15,228,218)         21,912,106                 -          6,683,888
                                                   ----------------    ----------------   ---------------    ---------------

Other income:
   Interest income                                         343,471               2,906                 -            346,377
   Interest expense                                    (21,048,073)                  -                 -        (21,048,073)
   Income (Loss) from subsidiaries                      21,876,767                   -       (21,876,767)                 -
   Other income (expense)                                 (300,812)            (38,245)                -           (339,057)
                                                   ----------------    ----------------   ---------------    ---------------
     Total other expenses                                  871,353             (35,339)      (21,876,767)       (21,040,753)
                                                   ----------------    ----------------   ---------------    ---------------

     Net Income (Loss)                               $ (14,356,865)      $  21,876,767     $ (21,876,767)     $ (14,356,865)
                                                   ================    ================   ===============    ===============


                                            CONSOLIDATING STATEMENTS OF INCOME
                                                        (UNAUDITED)

                                            NINE-MONTHS ENDED JANUARY 31, 2005

                                                      IMG Resort        Wholly-owned
                                                      and Casino         Guarantors        Eliminations       Consolidated
                                                    ---------------    ----------------    --------------    ---------------
Revenues:
   Gaming                                             $          -         $48,004,383      $          -      $  48,004,383
   Food and beverage                                         1,608           4,197,516                 -          4,199,124
   Recreation and other                                          -          15,179,218                 -         15,179,218
                                                    ---------------    ----------------    --------------    ---------------
     Gross revenues                                          1,608          67,381,117                 -         67,382,725
     Less - promotional allowances                           6,661             328,407                 -            335,068
                                                    ---------------    ----------------    --------------    ---------------
       Net revenue                                          (5,053)         67,052,710                 -         67,047,657
                                                    ---------------    ----------------    --------------    ---------------

Operating costs and expenses:
   Gaming                                                  201,441          15,874,363                 -         16,075,804
   Food and beverage                                       167,202           4,917,247                 -          5,084,449
   Recreation and other                                        760          11,189,261                 -         11,190,021
   General and administrative                            2,066,850           5,427,697                 -          7,494,547
   Health insurance - Medical                              117,569             800,488                 -            918,057
   Pension                                                 345,559           1,443,237                 -          1,788,796
   Mescalero Apache Telecommunication                      121,565              58,536                 -            180,101
   Tribal Regulatory Fees                                   24,952           1,596,966                 -          1,621,918
   Pre-opening costs                                     2,817,586           1,498,079                 -          4,315,665
   Depreciation                                             37,591           5,004,451                 -          5,042,042
                                                    ---------------    ----------------    --------------    ---------------
     Total operating expenses                            5,901,075          47,810,325                 -         53,711,400
                                                    ---------------    ----------------    --------------    ---------------

(Loss) income from operations                           (5,906,128)         19,242,385                 -         13,336,257
                                                    ---------------    ----------------    --------------    ---------------

Other income:
   Interest income                                         501,618              11,745                 -            513,363
   Interest expense                                     (7,319,451)            (66,235)                -         (7,385,686)
   Income from subsidiaries                             19,190,349                   -       (19,190,349)                 -
   Other income (expense)                                   96,760               2,454                 -             99,214
                                                    ---------------    ----------------    --------------    ---------------
     Total other income                                 12,469,276             (52,036)      (19,190,349)        (6,776,109)
                                                    ---------------    ----------------    --------------    ---------------

     Net Income                                         $6,563,148         $19,190,349     $ (19,190,349)      $  6,563,148
                                                    ===============    ================    ==============    ===============



                                                 CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                               (UNAUDITED)



                                                   NINE-MONTHS ENDED JANUARY 31, 2006

                                                            IMG Resort         Wholly-owned
                                                            and Casino          Guarantors        Eliminations      Consolidated
                                                          ----------------  ------------------  ----------------  -----------------
Cash flows from operating activities:
   Net income (loss)                                        $ (14,356,865)     $   21,876,767    $  (21,876,767)     $  (14,356,865)
   Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                                               13,288,220                  -          13,288,220
   Changes in assets and liabilities:
     Restricted cash and cash equivalents                               -                  -                  -                   -
     Accounts receivable, net of allowance                        334,712           (148,528)                 -             186,184
     Inventories                                                        -            372,354                  -             372,354
     Prepaid expenses                                             765,487           (442,611)                 -             322,876
     Other long-term assets                                        54,991             63,542                  -             118,533
     Accounts payable                                          (1,320,915)                 -                  -          (1,320,915)
     Construction in progress accounts payable                 (2,870,860)                 -                  -          (2,870,860)
     Accrued expenses                                          (4,743,810)        (2,949,603)                 -          (7,693,413)
     Accrued interest payable                                     313,230               (450)                 -             312,780
                                                          ----------------  ------------------  ----------------  ------------------
          Net cash (used in) provided by operating            (21,824,030)        32,059,691        (21,876,767)        (11,641,106)
          activities
Cash flows from investing activities:
   Purchase of property, plant and equipment                            -        (12,024,351)         1,641,800         (10,382,551)
   Investment in subsidiaries                                 (20,234,967)                 -         20,234,967                   -
                                                          ----------------  ------------------  ----------------  ------------------
       Net cash used by investing activities                  (20,234,967)       (12,024,351)        21,876,767         (10,382,551)

Cash flows from financing activities:
   Cash held for construction payments                         14,763,247                  -                  -          14,763,247
   Advances to (from) affiliates                               28,265,619        (28,265,619)                 -                   -
    Principal borrowings (payments) on long-term debt, net     14,198,236             87,944                  -          14,286,182
    Distributions to Mescalero Apache Tribe                    (6,944,896)                 -                  -          (6,944,896)
                                                          ----------------  ------------------  ----------------  ------------------
        Net cash provided by (used in) financing               50,282,206        (28,177,675)                 -          22,104,531
        activities
                                                          ----------------  ------------------  ----------------  ------------------

Net  increase in cash and cash equivalents                      8,223,209         (8,142,335)                 -              80,874

Cash and cash equivalents, beginning of period                    524,959         13,193,562                  -          13,718,521
                                                          ----------------  ------------------  ----------------  ------------------
Cash and cash equivalents, end of period                     $  8,748,168       $  5,051,227     $            -       $  13,799,395
                                                          ================  ==================  ================  ==================

Supplemental cash flow information:
     Cash paid for interest                                  $ 21,048,073                  -                  -       $  21,048,073


                                                CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)



                                                  NINE-MONTHS ENDED JANUARY 31, 2005

                                                                 IMG Resort        Wholly-owned
                                                                 and Casino         Guarantors      Eliminations        Consolidated
                                                               ----------------    -------------    ---------------  ---------------
Cash flows from operating activities:
   Net income                                                   $    6,563,148    $  19,190,349     $ (19,190,349)     $  6,563,148
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                     37,591        5,004,451                 -         5,042,042
   Changes in assets and liabilities:
     Accounts receivable, net of allowance                                   -         (122,921)                -          (122,921)
     Inventories                                                          (247)        (297,257)                -          (297,504)
     Prepaid revenue sharing                                                 -        3,119,029                 -         3,119,029
     Prepaid expenses                                                 (271,055)         (74,771)                -          (345,826)
     Interest receivable                                                     -          (48,563)                -           (48,563)
     Other long-term assets                                         (3,335,623)         (17,827)                -        (3,353,450)
     Accounts payable                                                3,181,192         (612,872)                -         2,568,320
     Construction in progress accounts payable                        (893,758)               -                 -          (893,758)
     Accrued expenses                                                5,516,698       (1,469,091)                -         4,047,607
     Accrued revenue sharing and regulatory fees                             -      (23,000,000)                -       (23,000,000)
     Accrued interest payable                                       (6,800,000)         (48,378)                -        (6,848,378)
     Deposits and advance payments                                           -         (442,995)                -          (442,995)
                                                               ----------------    -------------    ---------------  ---------------
           Net cash provided by (used in) operating                   3,997,946        1,179,154       (19,190,349)     (14,013,249)
activities
                                                                ----------------    -------------    --------------- ---------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                       (68,975,456)      (2,540,042)                -       (71,515,498)
   Investment in subsidiaries                                      (19,190,349)               -        19,190,349                 -
                                                               ----------------    -------------    ---------------  ---------------
        Net cash used by investing activities                       (88,165,805)      (2,540,042)       19,190,349      (71,515,498)
                                                                ----------------    -------------    --------------- ---------------

Cash flows from financing activities:
   Deferred financing costs                                          1,302,041                -                 -         1,302,041
   Cash held for construction payments                              62,177,310          533,515                 -        62,710,825
   Payment of Compact Settlement                                    23,000,000                                           23,000,000
   Advances to (from) affiliates                                    (6,761,993)       6,761,993                 -                 -
    Advances from Mescalero Apache Tribe                                     -                -                 -                 -
    Borrowings on revolving line of credit                                   -                -                 -                 -
    Principal borrowings (payments) on long-term debt, net                   -         (354,003)                -          (354,003)
    Distributions to Mescalero Apache Tribe                         (5,090,000)      (6,560,680)                -       (11,650,680)
     Contributions from Mescalero Apache Tribe                      10,000,000                -                 -        10,000,000
                                                               ----------------    -------------    ---------------  ---------------
         Net cash provided by (used in) financing                   84,627,358          380,825                 -        85,008,183
activities
                                                               ----------------    -------------    ---------------  ---------------

Net  increase (decrease) in cash and cash equivalents                  459,499         (980,063)                           (520,564)

Cash and cash equivalents, beginning of period                               -       15,794,943                 -        15,794,943
                                                               ----------------    -------------    ---------------  ---------------

Cash and cash equivalents, end of period                          $    459,499      $14,814,880        $        -     $  15,274,379
                                                                ================    =============   ===============  ===============

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

     GAMING. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of January 31, 2006, we had 55,000-square feet of combined gaming space featuring 1,509 slot machines and 39 table games between new our facilities at the Inn of the Mountain Gods Resort and Casino (the "RESORT"), opened in March 2005, and Casino Apache Travel Center (the "TRAVEL CENTER CASINO") opened in May 2003.

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

     RECREATION AND OTHER. Our all-season recreational operations include a 750-acre, 55-trail ski resort, the second largest in New Mexico, an 18-hole championship golf course, seasonal big-game hunts, a shooting range, horseback riding, boating and fishing. Our ski resort is typically open from Thanksgiving until Easter, while our golf course generally operates from March through January. Our retail outlets include a gift shop, golf and pro shop, ski shop, a 2,500-square foot convenience store, a Conoco-branded fuel station with 12 gasoline and eight diesel pumping stations and laundry and shower facilities.

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

     RESERVES FOR BAD DEBT- REVENUE RECOGNITION. Credit card purchases of fuel at IMG Resort and Casino's Conoco-branded fuel station located at the Travel Center are processed by Conoco directly and paid to IMG Resort and Casino by the third party fuel distributor who delivers fuel to the Travel Center. During the quarter ended October 31, 2005, the distributor, who was suffering a liquidity issue, failed to remit credit card proceeds due IMG

Resort and Casino. During the quarter ended October 31, 2005, IMG Resort and Casino set aside a reserve of $200,000, or approximately 30% of the account receivable from the distributor, which reduced Recreation and Other Revenue by the amount of the reserve. As of January 31, 2006, the account receivable from this distributor has been reduced to approximately $70,000, or one (1) week of receivables and the reserve of $200,000 has been eliminated.

     CLASSIFICATION OF DEPARTMENTAL COSTS. Gaming direct costs are comprised of all costs of the Resorts' gaming operation, including labor costs for casino-based supply costs, certain (including costs in operating our players' clubs) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts' food and beverage operations, including labor costs for personnel employed by the Resorts' restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts' restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our headquarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments

     CAPITALIZATION OF INTEREST. In accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost" or SFAS 34, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is capitalized on amounts expended on the Resort using the weighted-average cost of our outstanding borrowings. Capitalization of interest started with the construction of the Resort beginning in January 2004 and ended with the completion of the Resort in March 2005. Interest capitalized on the Resort totaled $0.0 million for the three months ended January 31, 2006 and $4.5 million for the three months ended January 31, 2005.

     DEFERRED FINANCING COSTS. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized. using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $8.1 million as of January 31, 2006.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 2006 COMPARED TO QUARTER ENDED JANUARY 31, 2005.

     NET REVENUES. Net revenues increased $4.0 million, or 18%, to $25.7 million for the quarter ended January 31, 2006 from $21.7 million for the quarter ended January 31, 2006. The increase in net revenues was primarily attributable to the opening of our new Resort in March 2005, offset by a decrease in recreation and other revenues due to reduced revenues from our ski operations during the period. Except for recreation and other revenues, we realized increases in each of our lines of business in the 2006 period compared to the 2005 period: gaming revenues increased $4.1 million, up 32% over the comparable prior period; food and beverage revenues increased $1.3 million, or 91%, over the comparable prior period; hotel revenues increased $2.3 million over a year ago (when there were no comparable revenues). Recreation and other revenue for the 2006 period decreased $3.3 million, or 45%, from the 2005 period due primarily to decreased ski visitors as a result of poor snowfall.

     GAMING. Gaming revenues increased $4.1 million, or 32%, to $17.2 million for the quarter ended January 31, 2006 from $13.1 million for the quarter ended January 31, 2005. Slot revenues increased to approximately $15.9 million for the quarter ended January 31, 2006 from $11.1 million for the quarter ended January 31, 2005, an increase of $4.8 million, or 43%. These increases are primarily due to the opening of the new casino. Gross slot win per unit, per day was $114 for the quarter ended January 31, 2006 compared to $122 for the quarter ended January 31, 2005; in this period the weighted average number of units increased from 1,091 units in the quarter ended January 31, 2005 to 1,509 for the quarter ended January 31, 2006. Table games revenue increased $0.5 million, or 25%, to $2.5 million for the quarter ended January 31, 2006 from $2.0 million for the quarter ended January 31, 2005. The decrease in win per unit per day on a year over year basis was attributable to an increase in the weighted average number of slot devices of approximately 32%.

     FOOD AND BEVERAGE. Food and beverage revenues increased $1.3 million, or 93%, to $2.7 million for the quarter ended January 31, 2006 from $1.4 million for the quarter ended January 31, 2005. The increase is due to the new Resort offering additional food and beverage outlets as well as an increase in banquet facility space.

     HOTEL. Hotel revenues for the quarter ended January 31, 2006 were $2.3 million. The Resort's grand opening was in March 2005, so the quarter ended January 31, 2006 is the third full quarter the Resort and its luxury hotel was in operation. The quarter ending January 31, 2005 had no hotel revenues. Occupancy rates averaged 52% for the quarter ended January 31, 2006. The average daily rate for the quarter ended January 31, 2006 was $129. Revenue per available room was $144 for the quarter ended January 31, 2006.

     RECREATION AND OTHER. Recreation and other revenues decreased $3.3 million, or 45% to $4.1 million for the quarter ended January 31, 2006 compared to $7.4 million for the quarter ended January 31, 2005. The decrease is due to reduced revenue from our ski operations due to poor snowfall, offset by increased retail sales due to opening the Resort.

     PROMOTIONAL ALLOWANCES. Promotional allowances of $0.6 million for the quarter ended January 31, 2006 compared to $0.2 million for the quarter ended January 31, 2005 an increase of $0.4 million or 200%. The increase was due to increased promotions to our club members and a 11% increase in applicable gross revenue.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $1.7 million to $22.9 million for the quarter ended January 31, 2006 from $21.2 million for the quarter ended January 31, 2005. The increase was primarily due to increases of $1.4 million in food and beverage expenses, $1.8 million in general and administrative expenses, $1.4 million in marketing expenses, $1.2 million in hotel expenses, and $2.4 million in depreciation expense, offset by decreases of $1.9 million in gaming expenses, $2.5 million in pre-opening costs and expenses, and $1.4 million in recreation and other expenses.

     GAMING. Gaming expenses decreased $1.9 million to $3.8 million for the quarter ended January 31, 2006 from $5.7 million for the quarter ended January 31, 2005. Gaming expenses as a percentage of gaming revenue decreased 22%, to 22% for the quarter ended January 31, 2006 compared to 44% for the quarter ended January 31, 2005. The decrease in gaming expenses is attributable to reduced revenue sharing and regulatory fees under the 2001 Compact, which commenced in March 2005, as well as an increase in operating efficiencies resulting from the sharing of services between the Resort and the Travel Center.

     FOOD AND BEVERAGE. Food and beverage expenses increased $1.5 million, or 94%, to $3.0 million for the quarter ended January 31, 2006 from $1.5 million for the quarter ended January 31, 2005. The increase was primarily due to increased expenses associated with operating an increased number of food and beverage outlets, including the addition and training of food and beverage team members. Food and beverage margins as a percentage of food and beverage revenue decreased 2%, from (7%) for the quarter ended January 31, 2005 compared to (9%) for the quarter ended January 31, 2006.

     HOTEL. Hotel expenses increased to $1.2 million for the quarter ended January 31, 2006 from $0.0 million for the quarter ended January 31, 2005 due to the opening of the Resort. Hotel expenses represented 52% of hotel revenue for the quarter ended January 31, 2006.

     RECREATION AND OTHER. Recreation and other costs decreased $1.4 million, or 32% to $3.0 million for the quarter ended January 31, 2006 from $4.4 million for the quarter ended January 31, 2005. The decrease is primarily related to reduced expenses associated with our ski operations as a result of decreased activity related to poor snowfall.

     MARKETING AND ADVERTISING. Marketing and advertising costs increased $1.4 million to $1.9 million for the quarter ended January 31, 2006 from $0.5 million for the quarter ended January 31, 2005. The increase was primarily due to the opening of the Resort.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.9 million, or 82%, to $4.2 million for the quarter ended January 31, 2006 from $2.3 million for the quarter ended January 31, 2005. The increase was due primarily to increased expenses associated with opening the Resort, as well as increased costs associated with improvement of disclosure controls .

     PRE-OPENING COSTS AND EXPENSES. There were no current charges for the quarter ending January 31, 2006. Previous expenses of $2.5 million for the quarter ended January 31, 2005, were attributable to segregating primarily general and administrative expenses while the new Resort was being constructed.

     DEPRECIATION. Depreciation increased $2.5 million to $4.5 million for the quarter ended January 31, 2006 from $2.0 million for the quarter ended January 31, 2005. The increase was primarily the result of opening the Resort. In addition to the Resort, other equipment was put into service at the Travel Center as well as Ski Apache.

     INCOME FROM OPERATIONS. Income from operations increased $2.3 million, or 460%, to $2.8 million for the quarter ended January 31, 2006 from $0.5 million for the quarter ended January 31, 2005. The increase was primarily-due to improved efficiencies in connection with adjusting to seasonal decreases in revenue.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $5.6 million to $7.4 million for the quarter ended January 31, 2006 from $1.8 million for the quarter ended January 31, 2005. The increase was primarily due to expensing interest on the $200 million senior notes issued in November 2003, which had previously been capitalized during the construction period and the correction of $0.8 million to the Bond Accrual dating back to November 2003.

     Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THE NINE MONTHS ENDED JANUARY 31, 2005.

     NET REVENUES. Net revenues increased $20.6 million, or 31%, to $87.6 million for the nine months ended January 31, 2006 from $67.0 million for the nine months ended January 31, 2005. The increase in net revenues was primarily attributable to the opening of our new Resort in March 2005. As a result, we realized an increase in most of our lines of business for the nine month period ended January 31,2006 compared to the nine month period ended January 31,2005: gaming revenues increased $10.9 million, up 23% over the comparable period; food and beverage revenues increased $5.4 million, or 129%, over the comparable period; and hotel revenues increased $8.4 million over a year ago (when there were no comparable revenues).

     GAMING. Gaming revenues increased $10.9 million, or 23%, to $58.9 million for the nine months ended January 31,2006 from $48.0 million for the nine months ended January 31, 2005. Slot revenues increased to $51.2 million for the nine months ended January 31, 2006 from $41.4 million for the nine months ended January 31, 2005, an increase of $9.8 million, or 24%. These increases are primarily due to the opening of the new casino. Gross slot win per unit, per day was $131 for the nine months ended January 31, 2006 compared to $145 for the nine months ended January 31, 2005; in this period the weighted average number of units increased from 1,151 units in the nine months ended January 31, 2005 to 1,509 for the nine months ended January 31, 2006. Table games revenue increased $1.2 million, or 28%, to $7.8 million for the nine months ended January 31, 2006 from $6.6 million for the nine months ended January 31, 2005. The decrease in win per unit per day on a year over year basis was attributable to an increase in the weighted average number of slot devices of approximately 32%.

     FOOD AND BEVERAGE. Food and beverage revenues increased $5.4 million, or 129%, to $9.6 million for the nine months ended January 31, 2006 from $4.2 million for the nine months ended January 31, 2005. The increase is due to the new Resort offering additional food and beverage outlets as well as an increase in banquet facility space.

     HOTEL. Hotel revenues for the nine months ended January 31, 2006 were $8.4 million. The resort re-opened in March 2005, the nine months ended January 31, 2006 is the first full nine months the Resort and its luxury hotel was in operation. The nine months ended January 31, 2005 had no hotel revenues. Occupancy rates averaged 67% over the nine months ended January 31, 2006, average daily rate was $144 and revenue per available room was $183.

     RECREATION AND OTHER. Recreation and other revenues decreased $2.2 million, or 14% to $13.0 million for the nine months ended January 31, 2006 compared to $15.2 million for the nine months ended January 31, 2005. The decrease is due to the significant reduction in snowfall.

     PROMOTIONAL ALLOWANCES. Promotional allowances were $2.3 million for the nine months ended January 31, 2006 compared to $0.3 million for the nine months ended January 31, 2005 an increase of $2.0 million. The amount for the nine months ended January 31, 2005, reflects the reversal of a prior accrual and consequently is not directly comparable to promotional allowances for the nine months ended January 31, 2006. The increase was due to increased promotions to our club members and a 34% increase in gross revenue.

     TOTAL OPERATING EXPENSES. Total operating expenses increased $27.2 million to $80.9 million for the nine months ended January 31, 2006 from $53.7 million for the nine months ended January 31, 2005. As a percentage of revenue, operating expenses decreased 12% to 92% of revenue for the nine months ended January 31, 2006. The increase in total operating expenses was primarily due to increases of $7.4 million in food and beverage expenses, $12.2 million in general and administrative expenses, $4.7 million in marketing expenses, $3.9 million in hotel expenses, and $8.2 million in depreciation expense, offset by decreases of $3.2 million in gaming expenses, $4.3 in pre-opening costs and expenses, and $1.7 million in recreation and other expenses.

     GAMING. Gaming expenses decreased $3.3 million to $12.8 million for the nine months ended January 31, 2006 from $16.1 million for the nine months ended January 31, 2005. Gaming expenses as a percentage of gaming revenue decreased 12%, from 34% for the nine months ended January 31, 2005 compared to 22% for the nine months ended January 31, 2006. The decrease in gaming expenses is attributable to reduced revenue sharing and regulatory fees under the 2001 Compact, which commenced in March 2005, as well as an increase in operating efficiencies resulting from the sharing of services between the Resort and the Travel Center.

     FOOD AND BEVERAGE. Food and beverage expenses increased $7.3 million, or 143%, to $12.4 million for the nine months ended January 31, 2006 from $5.1 million for the nine months ended January 31, 2005. The increase was primarily due to increased expenses associated with operating an increased number of food and beverage outlets, including the addition and training of food and beverage team members. Food and beverage margins as a percentage of food and beverage revenue increased 7%, from (16%) for the nine months ended January 31, 2005 compared to (23%) for the nine months ended January 31, 2006.

     HOTEL. Hotel expenses increased to $3.9 million for the nine months ended January 31, 2006 from $0.0 million for the nine months ended January 31, 2005 due to the opening of the Resort. Hotel expenses represented 46% of hotel revenue for the nine months ended January 31, 2006.

     RECREATION AND OTHER. Recreation and other costs decreased $1.8 million, or 16% to $9.4 million for the nine months ended January 31, 2006 from $11.2 million for the nine months ended January 31, 2005. The decrease in recreation and other costs was primarily attributable to the significant reduction in snowfall.

     MARKETING AND ADVERTISING. Marketing and advertising costs increased $4.7 million, or 235% to $6.7 million for the nine months ended January 31, 2006 from $2 million for the nine months ended January 31, 2005. The increase was primarily due to the opening of the Resort.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $12.3 million, or 224%, to $17.8 million for the nine months ended January 31, 2006 from $5.5 million for the nine months ended January 31, 2005. The increase was due primarily to increased expenses associated with opening the Resort, as well as increased consulting and audit fees associated with improving our disclosure controls and procedures, increased training of our accounting staff, compliance with Sarbanes Oxley and payment for settlement of unpaid federal and state withholding tax.

     PRE-OPENING COSTS AND EXPENSES. There were no current pre-opening costs and expenses for the nine months ended January 31, 2006. Previous expenses of $4.3 million for the nine month period ended January 31, 2005, were attributable to segregating primarily general and administrative expenses while the new Resort was being constructed.

     DEPRECIATION. Depreciation increased $8.3 million to $13.3 million for the nine months ended January 31, 2006 from $5.0 million for the nine months ended January 31, 2005. The increase was primarily the result of opening the Resort in March 2005, with the nine months ended January 31, 2006 reflecting a full nine months of depreciation expense. In addition to the Resort, other equipment was put into service at the Travel Center as well as Ski Apache.

     INCOME FROM OPERATIONS. Income from Operations decreased $7.2 million, or 54%, to $6.7 million for the nine months ended January 31, 2006 from $13.3 million for the nine months ended January 31, 2005. The decrease was primarily due to the increase in general and administrative, marketing, food and beverage and depreciation expenses associated with the opening of the Resort, in addition to increases in inventory reserves, consulting and audit fees associated with improvement of disclosure controls, and accruing for settlement of unpaid federal and state withholding tax.

     OTHER INCOME (EXPENSES). Other non-operating expenses increased $14.3 million to $21.0 million for the nine months ended January 31, 2006 from $6.8 million for the nine months ended January 31, 2005. The increase was primarily due to expensing interest on the $200 million senior notes issued in November 2003, which had previously been partially capitalized during the construction period plus the correction of $0.8 million to the Bond Accrual dating back to November 2003. The nine months ended January 31, 2006 reflects the first full nine months of bond interest charges.

     Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses, including other reserves for under utilized assets.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2006 and April 31, 2005, we had cash and cash equivalents (net of amounts in restricted accounts) of $13.8 million and $13.7 million, respectively. Our principal sources of liquidity for the nine months ended January 31, 2006 were cash from financing activities of $22.1 million, offset by approximately $11.6 million used in operations and $10.3 million used in investing activities.

     Cash used in investing activities for the nine months ended January 31, 2006 was $10.3 million, which consisted exclusively of the purchase of property, plant and equipment. This represents a decrease of $61.1 million from the nine month period ended January 31, 2005, during which we were engaged in the construction of our new Resort.

     Cash provided from financing activities for the nine months ended January 31, 2006 was $22.1 million, consisting of $14.8 million of cash released from our restricted accounts pursuant to the terms of the indenture governing the Notes, and $14.3 million from equipment financing, reduced by $6.9 million distributed to the Tribe. During the nine months ended January 31, 2005, $85.0 million was provided from financing activities reflecting higher releases of restricted cash to pay for construction costs.

     We believe that existing cash balances and operating cash flows and permitted borrowings will provide adequate funds for our working capital needs, planned capital expenditures, including equipment and furnishings for the Resort and debt service requirements for at least the next twelve months. However, our ability to fund our operations, make planned capital expenditures, and make scheduled payments depends on our future operating performance and success in seeking to increase operating efficiencies and reduce operating expenses, which are subject to economic, financial, business and other conditions, some of which are beyond our control. Additionally, our ability to incur additional indebtedness is limited under the terms of the indenture governing the Notes. If our expected operating performance or success in increasing operating efficiencies and reducing operating expenses does not meet management expectations, we may need to arrange for additional sources of funding in the form of permitted borrowings under our indenture or contributions from the Tribe, which sources of funding cannot be assured.

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

DESCRIPTION OF INDEBTEDNESS

THE NOTES

     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of January 31, 2006 accrued interest payable on the Notes was $6.0 million. The notes are secured until delivery of a final certificate of completion of the Resort by first priority security interests in the following accounts:

     o an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of January 31, 2006, the balance in the interest reserve account was $22,548;

     o a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of January 31, 2006, the balance in the construction disbursement account was $265.00;

     o a construction reserve account, which was funded at the time the Notes were sold approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe's prior gaming compact. As of January 31, 2006, the balance in the construction reserve account was $15.8 million; and

     o a construction retainage account. As of January 31, 2006, the balance the construction retainage accounts was $5.3 million.

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

GENERAL INDEBTEDNESS

     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of January 31, 2006, there is approximately $1.6 million outstanding on the BIA Note.

CREDIT FACILITY

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of January 31, 2006, approximately $13.8 million had been drawn against this facility to finance purchases of furniture, fixtures and equipment.

OFF-BALANCE SHEET ARRANGEMENTS

     As of January 31, 2006, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

REGULATION AND TAXES

     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended January 31, 2006 or 2005, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.

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

                         RISKS RELATING TO OUR BUSINESS

WE HAVE A SUBSTANTIAL AMOUNT OF INDEBTEDNESS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of January 31, 2006, we had an aggregate of approximately $215.8 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

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

WE COMPETE WITH CASINOS, OTHER FORMS OF GAMING AND OTHER RESORT PROPERTIES. IF WE ARE NOT ABLE TO SUCCESSFULLY COMPETE, WE WILL NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

     Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 12 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all which are outside of our primary market area. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. With completion of the Resort, we have expanded our existing geographic market and increased the percentage of our overnight and larger spending customers who tend to live greater distances from us. With completion of the Resort, we now compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

WE ARE HIGHLY DEPENDENT ON OUR SURROUNDING MARKET AREA. AS A RESULT, WE FACE GREATER RISKS THAN A GEOGRAPHICALLY DIVERSE COMPANY.

     Even with completion of the Resort and our expanded market, we continue to rely primarily on drive-in customers living within our primary market area consisting of southern New Mexico, western Texas and northern

Mexico for the majority of our revenues. We expect to continue to increase our market reach, but if our marketing strategy is not successful, our primary customer base will continue to be a predominately local one. Therefore, we are subject to greater risks than more geographically diversified gaming or resort operations. Among others, the following conditions could have a material adverse effect on our results of operations:

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

     We hope to attract customers from beyond our primary market who will have to travel by air to our property. The terrorist attacks of September 11, 2001, the United States' ongoing military campaign against terrorism, the situation in Iraq, and continued violence, conflicts and instability in other areas of the world have created many economic and political uncertainties, some of which may affect our ability to attract customers outside our current primary market as well as our operations and profitability. The potential short-term and long-term effects that these and similar other situations and events may have for our customers, our primary and secondary markets and the U.S. economy in general are uncertain. These and similar other future events could have a significant impact on the number of customers visiting the Resort and the Travel Center Casino and, as a result, may have a material adverse effect on our business, financial condition, results of operations and ability to meet our debt service obligations.

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

WE DO NOT HAVE A HISTORY OF OPERATING ON AS LARGE OF A SCALE AS CONTEMPLATED BY THE RESORT.

     As a result of the opening of our new Resort in March 2005, our business operations are significantly expanded in size and diversity. Our gaming space grew by more than 32,000 square feet (including the addition of a second casino location) and our gaming positions by approximately 700 slot machines and 22 table games. In addition, we have significantly expanded restaurant, lounge and bar operations, a fuel station and a number of additional retail facilities. The expansion of our resort operations places a significant demand on our management resources which may affect our ability to effectively manage our growth. These increased demands on our management could distract them from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and ability to meet our debt service obligations.

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

     Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. In preparing our Report on Form 10-Q for the period ended October 31, 2005, the Prior Quarterly Report, we discovered material weaknesses in our internal controls over financial reporting, which we continue to experience. These material weaknesses along with our implemented and planned corrective measures to address these material weaknesses, are more fully discussed in Item 4 of this Report, "Controls and Procedures." We believe that the corrective measures we have implemented in connection with preparing this Report, as discussed in Item 4 of this Report, have been effective to ensure that our financial statements, and other financial information included in this Report, have been recorded, processed, summarized and reported correctly. We are implementing permanent changes in our internal controls over financial reporting in an effort to enhance our internal controls and address these material weaknesses, as described in Item 4 of this Report. We have not yet fully implemented all of these changes, which include: improved documentation and verification of transactions; an improved system of entering transactions into general and subsidiary ledgers; improved and additional systems relating to account reconciliation and transaction reporting; developing a comprehensive policies and procedures manual for our finance staff, specifically defining and documenting the responsibilities of our financial reporting personnel; improved training of our financial reporting personnel; and retaining an independent advisory firm to assist in evaluating our internal controls.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of January 31, 2006, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.

     As of January 31, 2006, we held no derivative instruments.

ITEM 4.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of IMG Resort and Casino's management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and 15d-15 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, and as previously reported in our Form 10-Q for our fiscal quarter ended July 31, 2005 filed with the Commission on November 3, 2005 and our Form 10-Q for our fiscal quarter ended October 31, 2005 filed with the Commission on December 15, 2005 (the "Prior Reports"), our Principal Executive Officer and Principal Financial Officer concluded that, as a result of the material weaknesses in our internal controls over financial reporting discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. A "material weakness" is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

     As a result of our material weaknesses previously reported in our Prior Reports, which continue to exist based upon our evaluation noted above, we adopted remedial measures and procedures, described below, to address the deficiencies in our internal controls that existed as of July 31, 2005, October 31, 2005 and continue to exist. Accordingly, based upon these remedial measures, our Principal Executive Officer and Principal Financial Officer have concluded, based on their knowledge, that the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     In connection with the preparation of this Report on Form 10-Q, and as previously reported in our Prior Reports, our management and audit committee concluded we did not maintain effective internal control over financial reporting due to material weaknesses. Specifically, we did not maintain adequate systems, policies or procedures principally with respect to:

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

     At the direction of our audit committee, beginning during the second quarter of fiscal 2006 and continuing through the filing of this Report, we began implementing permanent changes in an effort to enhance our internal controls in response to management's conclusions (the "Permanent Changes"). The Permanent Changes include:

     o    improved system for documentation and verification of transactions;
     o improved system of entering transaction into general and subsidiary ledgers in a timely and complete manner;
     o implementing improved and additional systems relating to account reconciliation and transaction reporting, including the review, analysis and reconciliation of ledger details and timely recording of transactions;
     o developing a comprehensive policies and procedures manual that is accessible and understood by all members of our finance staff;
     o specifically defining and documenting the responsibilities of our financial reporting personnel;
     o    improved training of our financial reporting personnel; and
     o retaining Protiviti, Inc., an independent advisory firm, to assist in evaluating our internal controls, including the identification, documentation and testing of significant controls, policies and procedures.

     We have not yet fully implemented the changes identified above. In order to prepare this Report, we continued to utilize interim alternative and additional control measures (the "Interim Measures") we adopted during the period covered by this Report in connection with filing our Prior Reports to ensure that our financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows, as of, and for, the periods presented in this Report. These Interim Measures include, but are not limited to:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the period covered by this Report on Form 10-Q, we continued to utilize the Interim Measures, and began implementing the permanent changes to our internal controls, described above.

     During the period covered by this Report on Form 10-Q, other than with respect to implementing the Permanent Measures and continued utilization of the Interim Measures, described above, there were no significant changes in our internal controls or in other factors that have materially affected, or are likely to materially affect, our internal controls.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     We are involved in litigation incurred in the normal course of business; however, we are not currently a party to any material pending claim or legal action.

ITEM 1A. RISK FACTORS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

 EXHIBIT NO.    DESCRIPTION

3.1*            Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the
                Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.
3.2*            Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.
4.1*            Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods
                Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache
                and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.
4.2*            Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.
4.3*            Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel
                Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.
10.1*           Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and
                Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction
                Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.
10.2*           Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain
                Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski
                Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction
                Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as
                Trustee.
10.3*           Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest
                Service dated April 23, 1985.
10.4**          Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.
10.5**          2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1,
                2004.
31.1            Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
31.2            Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
32.1            Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002.


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



Date:    March 15, 2006                                    By   /s/ Brian D. Parrish
                                                               ----------------------------------------
                                                           Name:    Brian D. Parrish
                                                           Its:     Chief Operating Officer (Principal
                                                                    Executive Officer)


Date:    March 15, 2006                                    By:  /s/ Lance Kintz
                                                               ----------------------------------------
                                                           Name:    Lance Kintz
                                                           Its:     Chief Financial Officer (Principal
                                                                    Financial Officer)
