Form 10-K
period 2006-04-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2006-08-15
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 333-113140
INN OF THE MOUNTAIN GODS RESORT AND CASINO
(Exact Name of Registrant as Specified in Its Charter)

Not Applicable	75-3158926
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

287 Carrizo Canyon Road Mescalero, New Mexico	88340
(Address of Principal Executive Offices)	(Zip Code)
(505) 464-7006
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered under Section 12(g) of the Act:
(Title of Class)
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                          Accelerated filer ☐                          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not applicable
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

References in this Annual Report on Form 10-K (this “Form 10-K” or this “Report”) to (a) the “Tribe” refers to the Mescalero Apache Tribe, a federally recognized Indian tribe, (b) “IMG Resort and Casino” refers to Inn of the Mountain Gods Resort and Casino, a business enterprise of the Tribe, (c) “Casino Apache” refers to Casino Apache, a business enterprise of the Tribe, (d) the “Inn” refers to Inn of the Mountain Gods, a business enterprise of the Tribe, (e) the “Travel Center” refers to Casino Apache Travel Center, a business enterprise of the Tribe and (f) “Ski Apache” refers to Ski Apache, a business enterprise of the Tribe. Each of Casino Apache, the Inn, the Travel Center and Ski Apache is a wholly-owned subsidiary of IMG Resort and Casino. References in this Form 10-K to “we,” “our,” “Resort,” “Company,” and “us” refer to IMG Resort and Casino.
FORWARD-LOOKING STATEMENTS
     This Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws. Statements regarding our expected financial condition, results of operations, business, strategies and financing plans under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K are forward-looking statements. In addition, in those and other portions of this Form 10-K, the words “anticipate,” “expect,” “plan,” “intend,” “will,” “designed,” “estimate,” “adjust” and similar expressions, as they relate to us or our management, indicate forward-looking statements. These forward-looking statements may prove to be incorrect. Important factors that could cause actual results to differ materially from these forward-looking statements disclosed in this Form 10-K include, without limitation, risks relating to the following: (a) our levels of leverage and ability to meet our debt service obligations; (b) our financial performance; (c) restrictive covenants in our debt instruments; (d) realizing the benefits of our business plan and business strategies; (e) changes in gaming laws or regulations, including potential legalization of gaming in certain jurisdictions; (f) the impact of competition in our markets; (g) our ability to attract increasing numbers of customers; (h) general local, domestic and global economic conditions; and (i) other factors discussed under “Risk Factors” or elsewhere in this Form 10-K.
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

Item 1. Business
Overview
IMG Resort and Casino
     IMG Resort and Casino, established on April 2, 2003, is a wholly owned enterprise of the Tribe with the exclusive power to conduct and regulate gaming activities on the Tribe’s reservation. We operate New Mexico’s only all-season gaming destination resort on the Tribe’s 725 square mile reservation in south-central New Mexico. We are located in the forests of the Sacramento Mountains and our operations include: a full- service casino, the Travel Center, offering 17,000 square feet of gaming space including 497 slot machines and 14 table games as of April 30, 2006; and a new resort hotel and casino on the banks of Lake Mescalero offering 38,000 square feet of gaming space including 1,003 slot machines and 33 table games as of April 30, 2006; the second largest ski resort in New Mexico; a championship golf course; big-game hunting and various other outdoor recreational activities. We are located approximately 120 miles north of El Paso, Texas and the Mexican border, approximately 200 miles south of Albuquerque, New Mexico and approximately 10 miles west of the resort town of Ruidoso. Ruidoso and its surrounding area offers tourists a variety of year-round activities, including skiing, golfing, hunting, boating, fishing, camping, swimming, horseback riding and cultural events. The neighboring town of Ruidoso Downs features the Ruidoso Downs Race Track and Casino, offering quarter horse and thoroughbred racing throughout the summer months and is home of the world’s richest quarter horse race, the All-American Futurity. White Sands National Monument, which attracts in excess of 500,000 visitors a year, is located approximately 60 miles away from our properties.
     Our casinos and resort hotel are conveniently located off of a heavily traveled four-lane highway, U.S. Highway 70. According to the New Mexico State Highway and Transportation Department, approximately 5.9 million vehicles travel across U.S. Highway 70 each year. We are the only full-service casino operator within our primary market area, encompassing southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell and western Texas, including the cities of El Paso, Lubbock and Odessa, and northern Mexico, including Ciudad Juárez.
Our Business Activities
     IMG Resort and Casino was formed by the Tribe on April 2, 2003 to be the holding company for all of the Tribe’s gaming and resort enterprises. Prior to the formation of IMG Resort and Casino, the Tribe operated all of its gaming and resort activities through four separate tribal enterprises: Casino Apache, which owned and operated the Tribe’s original casino, Casino Apache, since the commencement of its operations in 1992; Ski Apache, which owned and operated the Tribe’s ski resort, since the commencement of its operations in 1964; Inn of the Mountain Gods, which owned and operated the Tribe’s resort hotel, the Inn of the Mountain Gods, since the commencement of its operations in 1975; and the Travel Center, which owned and operated the Tribe’s second gaming facility, Casino Apache Travel Center, since the commencement of its operations in April 2003. On April 2, 2003, each of the Tribe’s gaming and resort enterprises – the Travel Center, Casino Apache, Ski Apache and Inn of the Mountain Gods – were contributed to IMG Resort and Casino by the Tribe and are wholly-owned subsidiaries of IMG Resort and Casino.
Gaming
     We currently operate two gaming facilities, the Travel Center and IMG Resort and Casino. The Travel Center, opened on May 21, 2003, is located directly on U.S. Highway 70 and is highly visible to drivers in both directions. As of April 30, 2006, the Travel Center featured 17,000 square feet of gaming space, 497 slot machines and 14 table games, including blackjack and roulette. IMG Resort and Casino opened on March 15, 2005 and is located two miles off of U.S. Highway 70, adjacent to the site of our old casino, Casino Apache. As of April 30, 2006, IMG Resort and Casino featured 38,000 square feet of gaming space, 1,003 slot machines and 33 table games, including craps, blackjack, roulette, three-card poker and “Let it Ride;” a 100-seat buffet restaurant; a gift shop and approximately 2,200 customer parking spaces.
     Our gaming operations have experienced continued growth since fiscal 2000. Gaming revenues have increased from $35.4 million for the twelve months ended April 30, 2000 to $76.5 million for the twelve months ended April 30, 2006. On March 15, 2005, we opened the IMG Resort and Casino with 1,000 slot machines and 41 table games.
Resort Amenities
     Since opening the original 118-room hotel as a five-star resort facility in 1975, featuring cool mountain climate and resort amenities typically attract capacity crowds from May through September. Our resort amenities include our championship golf course, rated the 35th “Best Golf Resort” in the country in 2002 by Golf Week™, a golf pro shop, big game hunts, shooting ranges, horseback riding, boating, fishing and a casual dining restaurant and bar. Our resort was awarded AAA’s Four Diamond rating in 2006. Our luxury hotel has 273 rooms ranging in price from $129 standard rooms up to $5,000 per night presidential suites.
Skiing
     We have owned and operated Ski Apache since 1964. Ski Apache has 750-acres of ski area and is the second largest snow ski area (based upon acres of ski area) in the State of New Mexico. Our ski resort is located on U.S. Forest and Tribal land on the 12,003-foot Sierra Blanca Mountain, on the southern tip of the Rocky Mountains, approximately 20 miles from the site of the Resort. The number of annual skier visits ranges from 160,000 to 220,000 in a typical year with average snowfall. At April 30, 2006, Ski Apache featured:
•	11 lifts providing the largest lift capacity in New Mexico (over 16,500 people per hour), which include a four-passenger gondola (the only one in New Mexico), two quad chair lifts, five triple chairs, one double chair lift and two surface lifts;

•	a base elevation of 9,600 feet and a vertical drop of 1,900 feet;

•	55 ski trails, of which 20 percent are beginner, 35 percent are intermediate and 45 percent are advanced, as well as Apache Bowl, an expert open bowl ski area;

•	a Professional Ski Instructors of America ski and snowboarding school; and

•	a sport shop with ski rental, offering top quality ski and snowboarding equipment.
     Although Ski Apache typically averages over 15 feet of snowfall each year, Ski Apache features a multi-million dollar snowmaking system, which covers 1,000 feet of vertical drop, trails for all ability levels and the use of 8 of its 11 lifts.
Business Strategy
     We are the only full-service casino operator offering both slot machines and table games within our primary market area, which encompasses southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell, western Texas, including the cities of El Paso, Lubbock and Odessa and northern Mexico, including Ciudad Juarez. Our primary feeder markets include cities over 200 miles away. We have identified this market based on information we have obtained from our approximately 185,000 member customer loyalty program, the Apache Spirit Club. We believe that our facilities will continue to be attractive to these customers because of our location. Within our primary market area we are the closest gaming facility to offer both slot machines and table games and we are the closest resort destination offering all-season amenities, including skiing and championship golf.

     As a result of completing the IMG Resort and Casino, we have been able to increase penetration within our existing primary market and expand our market to include a greater number of customers from New Mexico, Mexico, Texas, Oklahoma, Colorado, Arizona, and California. We have implemented a comprehensive business and marketing strategy to enhance operations at our facilities. Key measures include:
•	Cross Market our Resort Facilities — Cross market all of our resort facilities to increase market penetration and expand our market by highlighting our diverse range of attractive all-season activities;

•	Integrate Management — Further expand our management team and consolidate our management structure across our resort enterprises, which were formerly operated as separate businesses, to drive greater operating efficiencies and economies of scale for our resort enterprises as a whole;

•	Broaden Customer Base — Offer different gaming and slot machine limits, mixes of table games, and non-gaming amenities across our casino and new resort to broaden our customer base;

•	Premium Pricing — Capitalize on our new resort facilities, including luxury accommodations, to implement premium pricing to target a more affluent customer base;

•	Shoulder and Off-Peak Marketing — Create targeted promotions to achieve higher utilization during shoulder and off-peak periods; and

•	Expand Customer Loyalty Program — Continue to expand the Apache Spirit Club across all of our resort facilities, to recognize gaming and non-gaming spending habits and create individually targeted promotions for our customers. We have increased memberships in the Apache Spirit Club by approximately 52,000 to 185,000 gaming patrons from March 2003 through April 2006.
     The Project is part of our business strategy to develop an integrated resort, increase our market reach and realize operating benefits from business synergies. We may not be able to fully implement this strategy if we experience changes in general or local economic conditions, increased competition, other changes in our industry, or our plan to promote our customers’ utilization of our various resort amenities, including our gaming, hotel, entertainment and other amenities does not achieve its intended results.
Gaming in New Mexico
Competition
     Our primary market area encompasses southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell, western Texas, including the cities of El Paso, Lubbock and Odessa and northern Mexico, including Ciudad Juárez. According to the U.S. Census Bureau and Desarrollo Economico de Ciudad Juárez/INEGI there are approximately 3.1 million people in our primary market area and 1.8 million adults.
     Currently, we are the only full-service casino operator within our primary market area. We currently face competition in our primary market area from two racinos, Ruidoso Downs, 10 miles away in Ruidoso and Sunland Park Racetrack and Casino, 125 miles away in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino facility, 700 slot machines and five restaurants. Both of these facilities lack table games and lodging facilities. In addition, we compete with 11 other New Mexico Indian casinos and one racino located in and around Albuquerque and Santa Fe, New Mexico, which is outside of our primary market area plus a racino in Hobbs, NM, which is also outside our primary market area, but impacts our west Texas customers.
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
     A judge of the Tribal Court must be an Indian as defined in the Tribal Code, not less than thirty-five years or more than seventy years of age; and cannot have been convicted of a felony, or, within one year, of a misdemeanor. The Tribal Code defines an “Indian” as some one who possesses at least one-quarter Indian blood, and is a member of any federally recognized tribe, nation, or band of Indians, or is an Eskimo, Aleut, or other Alaskan.
     The Tribe has adopted its own rules of procedure and evidence, which are found in the Tribal Code. In determining cases, a tribal court judge relies on the applicable laws in the following order of precedence:

(a) Tribal Constitution, Tribal Code, ordinances, traditions and customs and (b) federal laws not in conflict with tribal laws and customs.
Mescalero Apache Tribal Gaming Commission
     On August 20, 1999, the Tribe formed the Mescalero Apache Tribal Gaming Commission as a governmental subdivision of the Tribe. The Mescalero Apache Tribal Gaming Commission consists of 4 members, including a Chairman, Vice Chairman and Secretary-Treasurer and Commissioner. The Mescalero Apache Tribal Gaming Commission is vested with the authority to regulate all licenses and gaming activity conducted on tribal lands, including licensing persons, vendors, financial sources and contractors employed by the casino, ensuring compliance with internal control standards established by the National Indian Gaming Commission, or the NIGC, an independent agency within the U.S. Department of the Interior and establishing technical specifications for gaming devices. The Mescalero Apache Tribal Gaming Commission is responsible for carrying out the Tribe’s regulatory responsibilities under federal, state and tribal law and the 2001 Compact.
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
     Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies. Indian tribes enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. To sue an Indian tribe (or an enterprise, agency or instrumentality of an Indian tribe, such as us), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. The remedies available against an Indian tribe also depend, at least in part, on the rules of comity requiring initial exhaustion of remedies of tribal tribunals and, as to some judicial remedies, the tribe’s consent to jurisdictional provisions contained in the disputed agreements. Under U.S. Supreme Court case law, where a tribal court exists, the remedies in that forum first may have to be exhausted before any dispute arising on or involving the affected tribe’s reservation and to which the tribe, a tribal enterprise such as us or a tribal member is a party, can be properly heard by federal or state courts which would otherwise have jurisdiction. Generally, where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court first may need to rule as to the limits of its own jurisdiction, subject to certain limited exceptions enumerated by the U.S. Supreme Court.
The Indian Gaming Regulatory Act of 1988
     Regulatory Authority. The operation of casinos and of all gaming on Indian land is subject to the Indian Gaming Regulatory Act of 1988 (the “IGRA”). IGRA is administered by the NIGC which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming (as described below), approve management agreements for gaming facilities, and conduct investigations and generally monitor tribal gaming. The Bureau of Indian Affairs, or the BIA, which is a bureau of the Department of the Interior, retains certain responsibilities under IGRA (such as the approval of per capita distribution plans to tribal members and the approval of transfers of lands into trust status for gaming). The BIA also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is a shared responsibility of the U.S. Department of Justice, the state in which the Tribe is located and the Tribe, in accordance with federal law.
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
     Class III gaming is permitted on Indian lands if the conditions applicable to Class II gaming are met and, in addition, the gaming is conducted in conformity with the terms of a tribal-state compact, which is a written agreement between the tribal government and the government of the state within whose boundaries the tribe’s lands lie. IGRA requires Indian tribes to enter into tribal-state compacts in order to conduct Class III gaming.
     Tribal-State Compacts. Tribal-state compacts may include provisions for the allocation of criminal and civil jurisdiction between the state and the Indian tribe necessary for the enforcement of these laws and regulations, taxation by the Indian tribe of the Class III gaming activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of the Class III gaming activity and maintenance of the gaming facility, including licensing and any other subjects that are directly related to the operation of gaming activities. While the terms of tribal-state compacts vary from state to state, compacts within one state tend to be substantially similar. Tribal-state compacts usually specify the types of permitted games, establish technical standards for video gaming machines, set maximum and minimum machine payout percentages, entitle the state to inspect casinos, require background investigations and licensing of casino employees and may require the tribe to pay a portion of the state’s expenses for establishing and maintaining regulatory agencies. Some tribal-state compacts are for set terms, while others are for indefinite duration.

     Tribal Ordinances. Under IGRA, except to the extent otherwise provided in a tribal-state compact as described below, Indian tribal governments have primary regulatory authority over Class III gaming on land within a tribe’s jurisdiction. Therefore, a tribe’s gaming operations, and persons engaged in gaming activities, are guided by and subject to the provisions of that tribe’s ordinances and regulations regarding gaming.
     IGRA requires that the NIGC review tribal gaming ordinances and authorizes the NIGC to approve these ordinances only if they meet requirements relating to:
•	the ownership, security, personnel background, recordkeeping and auditing of a tribe’s gaming enterprises;

•	the use of the revenues from that gaming; and

•	the protection of the environment and the public health and safety.
Possible Changes in Federal Law. Several bills have been introduced in Congress that would amend IGRA. While there have been a number of technical amendments to the law, to date there have been no material changes to IGRA. Any amendment of IGRA could change the governmental structure and requirements within which we could conduct gaming, and may have an adverse effect on our business and results of operations or impose additional regulatory or operational burdens.
Employee and Labor Relations
     As of April 30, 2006, we had 1,100 full-time team members, excluding approximately 250 additional seasonal team members who alternate between Ski Apache during the ski season , which typically runs from Thanksgiving to Easter and then return to work at the hotel the other months. We have developed and implemented training programs for our hotel and resort team members and believe that we will be able to hire and train a sufficient number of employees for the operation of the Resort. Our team members are not covered by any collective bargaining agreements. We have good labor relations with our team members, over 40% of whom are tribal, or tribal affiliates.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Resort has not issued or sold any equity securities.
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL AND OTHER DATA
     The selected financial data set forth below for each of the five fiscal years ended April 30, 2002, 2003, 2004, 2005, and 2006 have been derived from our audited financial statements. You should read the following financial data in conjunction with the section in this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and the related notes included in this Form 10-K beginning on page F-1. Our financial statements for each of the fiscal years ended April 30, 2002, 2003 and 2004 were audited by Grant Thornton LLP. Our financial statements for the years ended April 30, 2005, and 2006 were audited by BDO Seidman LLP, an independent registered public accounting firm, and are included in this Form 10-K.

	Fiscal Year Ended
	April 30,
	2002		2003		2004		2005		2006
Statements of Income Data:
Revenues:
Gaming	$41,845		$46,942		$60,277		$64,254		$76,476
Rooms	4,608		3,394		—		1,168		10,860
Food and beverage	5,287		4,894		5,615		6,369		12,260
Recreation and other	11,229		11,953		16,472		23,013		16,621

Gross revenues	62,969		67,183		82,364		94,804		116,217
Less: promotional allowances	783		931		1,437		1,770		2,767

Net revenues	62,186		66,252		80,927		93,034		113,451

Operating expenses:
Gaming	17,962		19,458		25,406		25,765		27,179
Reversal of accrued fees	—		—		(27,136)		—		—
Rooms	2,219		1,552		120		651		5,181
Food and beverage	5,067		4,955		6,587		7,274		15,728
Recreation and other	5,245		5,757		10,702		15,435		12,378
Marketing	0		0		2,809		2,868		8,920
General and administrative	5,672		6,500		6,229		6,973		15,713
Shared Service-Related Parties	2,726		3,183		4,271		5,544		5,104
Pre-opening costs and expenses	—		1,390		3,072		8,324		—
Depreciation and amortization	3,916		9,213		4,930		7,270		17,779

Total operating expenses	42,807		52,008		36,990		80,104		107,683

Income from operations	19,379		14,244		43,937		12,930		5,467
Interest Income (expense), net of amounts capitalized	92		190		(4,450)		(10,887)		(26,398)
Other non-operating income	75		171		258		97		(337)

Net income (loss)	$19,546		$14,605		$39,745		$2,140		($21,268)

Other Financial Data:
EBITDA (1)	$23,370		$23,628		$49,125		$20,297		$22,909
Capital expenditures	1,633		30,735		107,003		88,661		14,993
Cash provided by (used in) operating activities	57,783		32,021		38,113		(3,135)		(1,528)
Cash provided by (used in) financing activities	(49,529)		(20,955)		68,899		95,183		25,218

Ratio of Earnings to Fixed Charges (2)	100.7	x	84.21	x	3.4	x	0.5	x	0.2	x

	As of April 30,
	2002	2003	2004	2005	2006
Property Data (as of end of period except win per day data (unaudited)

Gross slot win per day	$134	$155	$134	$147	$129
Table game win per day	505	632	550	646	513
Number of slot machines	839	803	1,180	1,503	1,510
Number of table games	25	25	38	56	47
Number of hotel rooms	252	—	—	273	273
Number of restaurant seats	450	200	200	803	803
Gaming square footage	22,600	22,600	39,600	55,000	55,000

Balance Sheet Data:
Cash and cash equivalents	$21,810	$9,332	$15,795	$13,718	$16,768
Total assets	82,506	96,595	316,210	293,694	273,360
Total debt and capital lease obligations	2,104	7,453	201,947	201,528	211,530
Total equity	6,098	1,159	59,004	58,143	31,365

(1)	We define EBITDA as earnings before interest, taxes, depreciation and amortization. We are instrumentalities of a sovereign Indian nation and are not subject to federal or state income tax. Below is a quantitative reconciliation of EBITDA to the most directly comparable GAAP financial performance measure, which is net income:

	Fiscal Year Ended
	April 30,
	2002	2003	2004	2005	2006
Net income	$19,546	$14,605	$39,745	$2,140	($21,268)
Interest expense (income), net	(92)	(190)	4,450	10,887	26,398
Depreciation and amortization	3,916	9,213	4,930	7,270	17,779

EBITDA	$23,370	$23,628	$49,125	$20,297	$22,909

We caution you that amounts presented in accordance with our definition of EBITDA may not be comparable to similar measures disclosed by other issuers because not all issuers and analysts calculate EBITDA in the same manner. EBITDA is presented in this Form 10-K because management believes it is a useful supplement to income from operations and cash provided by operating activities in understanding cash flows available for debt service, capital expenditures and Tribal distributions. Accordingly, our management utilizes EBITDA along with net income, income from operations and other GAAP measures in evaluating our operations and performance. EBITDA should not be considered as an alternative measure of our net income, income from operations, cash flow or liquidity. EBITDA is not a measurement of financial performance or liquidity in accordance with GAAP. Although we believe EBITDA enhances your understanding of our financial condition and results of operations, this non-GAAP financial measure, when viewed individually, is not necessarily a better indicator of any trend as compared to GAAP financial measures (e.g., income from operations, net revenues, cash provided by operating activities) conventionally computed in accordance with GAAP.

(2)	RATIO OF EARNINGS TO FIXED CHARGES

“Earnings” consist of income (loss) from continuing operations including amortization of capitalized interest, before extraordinary items, and fixed charges. “Fixed charges” consist of interest expense, capitalized expenses related to indebtedness, the portion of operating lease expense that represents interest and any preference security dividend requirements of consolidated subsidiaries. The table in Exhibit 12.1 sets forth our calculation of ratio of earnings to fixed charges for the periods indicated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Summary of Past Year’s Activities
IMG Resort and Casino opened during March 2005.
Emphasis by the prior operating management team was placed on creating a superior guest service environment. This involved the drafting of comprehensive job descriptions and step-by-step task instructions along with thorough training for all front-of-house staff. This program, combined with quality of the physical plant, helped IMG RESORT AND CASINO to earn the highly-coveted Four Diamond award from the AAA hospitality rating agency. However, during this same period, inadequate attention was given to staffing levels, organizational structure, internal controls, financial operating performance and financial management.
By July 2005, it was becoming evident that, although gross revenue growth was increasing, it was being fully off-set by excessive staffing, operating inefficiencies and escalating costs. The operating (EBITDA/profit) margin for the first quarter ended July 2005 was only 7% versus a budget that called for margins of approximately 30%. At that time, there was no plan in place or action being taken to achieve proper margins and profitability. Consequently, the company quickly came under distress from being ill-prepared to operate at the level of profitability necessary to satisfy all financial obligations and debt service.
Later during July 2005, the former Chief Operating Officer (COO) left the employ of the Company. Following the appointment of the new COO at the end of July, additional changes in key management occurred shortly thereafter. A new Chief Financial Officer (CFO) was also hired in September 2005.
In order to bring operational efficiencies and financial stability to us, the new management team took the following actions beginning in August 2005:
•	Table Games — The table games operations group focused on game protection, academic testing, floor management and the re-qualification of dealers with live interviews. This has reduced volatility in the fluctuation of hold percentage and has enabled the department to be more flexible with scheduling and expanded operations during peak business periods. Gaming expenses across table games and slots were significantly reduced.

•	Slot Department — The casino slot floor opened with 20% video poker and 14.7% participation games. Because of low play or high revenue-sharing lease agreements with manufacturers, the slot department initiated a comprehensive re-engineering casino floor plan. This entailed reducing hold percentages on games, buying new equipment, converting out under-performing games and changing the casino floor layout.

•	Food and Beverage Operating Loss — Fiscal year 2005 Food and Beverage expenses was reduced out to G&A and preopening of $3.2 million or 50%. Fiscal year 2006 accelerated the right down of supplies by $1 million or 8% on a consistent basis, gross profit has improved by 52% to $112 million for the year. A new prime vendor agreement, a reduction in vendors, the re-engineering of menus, improved controls in food purchasing and inventory management, along with adjusted operating hours and shared staffing were primary contributing factors to this turnaround.

•	Hotel Operations — The cost per Occupied Room was reduced from $28 to $17. The Average Daily Rate and Occupancy percentage were optimized through yield management efforts, improved group sales effectiveness and better guest awareness of our products. Group room occupancy programs have started to take hold as our long-range strategy is producing the targeted results. Group sales is forecasted to generate up to 3,000 room nights per month which appears to be a sustainable pace into the future.

•	Ski Apache — Our ski operations received the lowest natural snowfall in 53 years. The mountain received only 16” of natural snow prior to and during the ski season; as compared to the annual average of 180”. As a result, the operation had to make snow for 70 of the 95 days that we were open during the season. Due to limitations of the snow-making equipment, the upper mountain could not be covered with man-made snow; therefore, only five of 11 lifts were opened during the season, causing prices to be reduced and demand to not be satisfied during peak business periods.

•	Retail Operations — Retail operating expenses were reduced by nearly a half-million dollars per quarter through better purchasing and inventory controls.

•	Marketing — Continued with aggressive marketing, advertising and special event programs to include tiered room and coin offers, based on gaming activity, concerts, a PRCA-sanctioned rodeo, the New Mexico Open, four broad-based casino promotions and participation in three different city-wide events, all of which were staged by December 2005.

•	Staffing Levels — The “right-sizing” of the workforce was accomplished through a modest, one-time reduction in force, the restructuring of several departments and the creation of a seasonal staff being assigned to Ski Apache in winter and to IMG RESORT AND CASINO and its other subsidiaries in the spring and summer.

•	Total Salaries and Wages — Through the right-sizing of staff, more efficient scheduling and better management of overtime, quarterly wages were reduced from $8.3 million to $6.8 million.
Significant Challenges and Accomplishments
There were several significant challenges and accomplishments that occurred in the past fiscal year:
1.	Right-Sizing of Operations — At the time of the opening of the IMG RESORT AND CASINO in March 2005, there were nearly 1,500 team members employed by the Company excluding Ski Apache. Payroll was over $8.3 million per quarter through July 2005 which exceeded our budget which would allow the operations to generate the 30% profit margin necessary to achieve our minimum financial goals. In addition, there were other cost saving opportunities across the organization in Food and Beverage, Hotel Operations, Gaming Operations, Retail, Marketing and General and Administrative creating greater efficiencies and improved profitability.

2.	Financial Instability — In August 2005, we had very little operating cash in the bank and were paying the current week’s payroll and accounts payable with next week’s anticipated deposits. Through a comprehensive cash-management program, along with reduced operating costs, we were able to pay the November 2005 and May 2006 bond interest payments out of cash from operations.

3.	Remedial Construction — In July 2005, it was reported to the Management Board of the Company that there was a failure of the Mechanically-Stabilized Earth (MSE) Wall which runs along the entire south side of IMG RESORT AND CASINO. The failure was considered to be the result of both design and construction flaws and required immediate correction. A delay in correcting the failure of the MSE Wall could have resulted in material and adverse structural damage to the IMG RESORT AND CASINO building. As of April 30, 2006, the remedial repair of the MSE Wall is substantially complete, pending final test and inspection.

Two other key remedial construction projects were the domestic hot water system and the whirlpool spa in the health club in IMG RESORT AND CASINO. When the hotel was fully occupied, the hot water system was over-taxed and many guest rooms were left without hot water. This directly impacted guest satisfaction in our Unifocus Guest Satisfaction Survey program, more than 53% of complaints were associated with the lack of hot water. In addition, the whirlpool spa had a leak which required epoxy injection sealing.
4.	Material Weaknesses — It was reported by the Chief Operating Officer (COO) to the Management Board and Tribal Council in August 2005 that material weaknesses were detected in several areas of the Company concerning a lack of proper financial reporting, controls and procedures, poor inventory management and ineffective management of the Information Technology, Accounting and Finance functions. A new CFO was hired by the Company to assist with the correction of these deficiencies. Also, the Company engaged the services of Protiviti, a company that specializes in helping businesses to comply with Sarbanes-Oxley legislation. We are scheduled to be in compliance with phase 2 (Level 404 certification) by April 2008 as required by the legislation.

5.	Low Natural Snowfall at Ski Apache — The average annual natural snowfall for Ski Apache and the Sierra Blanca Mountain is 180”. For the 2005-06 ski season (FY2006), the mountain received only 16” inches of natural snowfall. This created tremendous challenges for the enterprise. Only 5 of 11 lifts could be operated which created capacity limitations during peak visitation (and profit-generating) periods. Consequently, ticket pricing had to be reduced to compensate for the diminished skier experience. Additionally, the Ski Apache team had to make snow for 70 of the 95-day ski season to keep the enterprise up and running which added costs of approximately $10,000 per day to the operation.

6.	Financial Reporting — As previously mentioned, the SEC financial reports for the first quarter ended July 2005 was filed late. Due to restructuring, assistance from consultants and better overall management of the accounting and finance departments, the financial reports for the second and third quarters of Fiscal Year 2006 were filed on time. While significant progress has been made addressing and resolving the company’s material weaknesses, some still exist. Accounting and finance functions have been dramatically improved during the past fiscal year as a result of changes to our management team.

7.	Organizational Restructuring — Following the departure of several key executives, many areas of the organization were restructured:
a.	Finance — The Chief Financial Officer and the Director of Finance left our employ. A new CFO was employed by us and the workloads from these two positions were redistributed among our employees in our Finance department to centralize and cross-train. Other personnel were reassigned within our Purchasing Department and a new department in charge of Centralized Inventory Control was created using existing management personnel.

b.	Food and Beverage — The Director of Food and Beverage and the Catering Director both left our employ. The Food and Beverage Director position was filled through internal promotion, and the Catering Director position was left vacant.

c.	Table Games — The Director of Table Games was replaced with an existing employee with extensive experience in Table Games and a complete re-training of the operations team has occurred which resulted in reduced volatility in the hold percentage being 17%.

d.	Information Technology — The Director of Information Technology left our employ and was replaced with a temporary consultant. We have since recruited a new senior IT director, with a four year contract to fill this critical position. The department has undergone an audit that revealed material weaknesses and significant compromises in information and systems security. The deficiencies that posed the most immediate and grave risks were mitigated and the department continues to work on complying with the Sarbanes-Oxley legislation.
e.	Ski Apache — The Director of Ski Operations for Ski Apache was replaced with the Director of Slot Operations from the Company.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates and assumptions, are presented in the notes to our consolidated financial statements included elsewhere in this Form 10-K. Our management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. We believe that estimates related to the following areas involve a high degree of judgment and/or complexity: the liability associated with unredeemed Apache Spirit Club points, the estimated lives of depreciable assets, pension costs, inventory reserves, allowance for doubtful accounts and impairment of long-lived assets. Actual results could differ from those estimates.
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
     Promotional Allowances. We reward our customers with “points” based on the volume of their gaming activity through our customer loyalty program, the Apache Spirit Club. These points are redeemable for player reward services or merchandise. Points are accrued and reflected as accrued expenses on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating the historical experience and projected trends related to these accruals. If such information indicates that the accruals are overstated or understated, we will adjust the assumptions utilized in the methodologies and reduce or provide for additional accruals as appropriate. The retail value of these promotional allowances is recognized by IMG Resort and Casino as a reduction from gross revenue.
     Classification of Departmental Costs. Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs for casino-based supply costs, certain (including costs in operating our players’ clubs) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our headquarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy, facilities, utility costs and other indirect costs not included in the direct costs of our operating departments.

     Capitalization of Interest. In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” or SFAS 34, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is capitalized on amounts expended on the Resort using the weighted-average cost of our outstanding borrowings. Capitalization of interest started with the construction of the Resort beginning in January 2004 and ended with the completion of the Resort in March 2005. Interest capitalized on the Resort totaled $11.9 million for the fiscal year ended April 30, 2005 and $0.0 million for the fiscal year ended April 30, 2006.
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $7.7 million as of April 30, 2006.
Impairment of Long-Lived Assets
     Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which established the approach to be used in the determination of impairment.
     Under the provisions of SFAS 144, a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
Results of Operations
Fiscal Year Ended April 30, 2006 Compared to the Fiscal Year Ended April 30, 2005
     Net Revenues. Net revenues increased $20.5 million, or 21.9%, to $113.5 million for the fiscal year ended April 30, 2006 from $93.0 million for the fiscal year ended April 30, 2005. The increase in net revenues was primarily attributable to the opening of our IMGRC in March 2005. As a result, we realized an increase in most of our lines of business for the fiscal year ended April 30, 2006 compared to the fiscal year ended April 30, 2005: gaming revenues increased $12.2 million, up 19.0% over the comparable period; food and beverage revenues increased $5.9 million, or 92.5%, over the comparable period; and hotel revenues increased $9.7 million over a year ago (when there were no significant comparable revenues).
     Gaming. Gaming revenues increased $12.2 million, or 19.0%, to $76.5 million for fiscal year ended April 30, 2006 from $64.3 million for the fiscal year ended April 30, 2005. Slot revenues increased to $66.2 million for the fiscal year ended April 30, 2006 from $55.2 million for the fiscal year ended April 30, 2005, an increase of $11 million, or 19.9%. These increases are primarily due to the opening of IMGRC. Gross slot win per unit, per day was $129 for the fiscal year ended April 30, 2006 compared to $135 for the fiscal year ended April 30, 2005; in this period the weighted average number of units increased from 1,240 units in the fiscal year ended April 30, 2005 to 1,500 for the fiscal year ended April 30, 2006. Table games revenue increased $1.2 million, or 13.2%, to $10.3 million for the fiscal year ended April 30, 2006 from $9.1 million for the fiscal year ended April 30, 2005. The decrease in win per unit per day on a year over year basis was attributable to an increase in the weighted average number of slot devices of approximately 21%.
     Hotel. Hotel revenues for the fiscal year ended April 30, 2006 were $10.9 million. The resort re-opened in March 2005, the fiscal year ended April 30, 2006 is the first full fiscal year the Resort and its luxury hotel was in operation. Occupancy rates averaged 65% over the fiscal year ended April 30, 2006, average daily rate was $167 and revenue per available room was $109.

     Food and Beverage. Food and beverage revenues increased $5.9 million, or 92.5%, to $12.3 million for the fiscal year ended April 30, 2006 from $6.4 million for the fiscal year ended April 30, 2005. The increase is due to the new Resort offering additional food and beverage outlets as well as an increase in banquet facility space.
     Recreation and Other. Recreation and other revenues decreased $6.4 million, or 27.8% to $16.6 million for the April 30, 2006 compared to $23.0 million for the April 30, 2005. The decrease is due to the significant reduction in snowfall at its Ski Apache resort.
     Promotional Allowances. Promotional allowances were $2.8 million for the fiscal year ended April 30, 2006 compared to $1.8 million for the fiscal year ended April 30, 2005, an increase of $1.0 million. The increase was due to increased promotions to our club members and a 32% increase in gross revenue excluding Ski.
     Total Operating Expenses. Total operating expenses increased $27.6 million to $107.7 million for the fiscal year ended April 30, 2006 from $80.1 million for the fiscal year ended April 30, 2005. As a percentage of revenue, operating expenses increased by 9% of revenue for the fiscal year ended April 30, 2006. The percentage of revenue the increase in expenses was made up primarily of charges, including depreciation and paid time off accruals, in addition to the changing revenue mix and consulting costs addressing accounting needs and partially offset by strict monitoring of cash expenditures. The increase in total operating expenses was primarily due to increases of $8.4 million in food and beverage expenses, $18.8 million in general and administrative expenses, $6.0 million in marketing expenses, $4.5 million in hotel expenses, and $10.5 million in depreciation expense, offset by decreases of $9.0 million in gaming expenses, $8.3 in pre-opening costs and expenses, and $3.0 million in recreation and other expenses.
     Gaming. Gaming expenses increased $1.4 million to $27.2 million for the fiscal year ended April 30, 2006 from $25.8 million for the fiscal year ended April 30, 2005. Gaming expenses as a percentage of gaming revenue decreased 5%, from 40% for the fiscal year ended April 30, 2005 compared to 36% for the fiscal year ended April 30, 2006. The increase in direct gaming expenses is attributable to the 19% increase in gaming revenue.
     Hotel. Hotel expenses increased to $5.2 million for the fiscal year ended April 30, 2006 from $0.7 million for the fiscal year ended April 30, 2005 due to the opening of the Resort. Hotel expenses represented 48% of hotel revenue for the fiscal year ended April 30, 2006.
     Food and Beverage. Food and beverage expenses increased $8.4 million, or 115.1%, to $15.7 million for the fiscal year ended April 30, 2006 from $7.3 million for the fiscal year ended April 30, 2005. The increase was primarily due to increased expenses associated with operating an increased number of food and beverage outlets, including the addition and training of food and beverage team members. Food and beverage margins as a percentage of food and beverage revenue decreased 14%, from (114%) for the fiscal year ended April 30, 2005 compared to (128%) for the fiscal year ended April 30, 2006 as a result of non-cash accruals entries, and accelerated write-downs of opening inventories. Cost of Good Sold as a percent of revenue dropped 18% from 2005 and wages fell 22% as a percent of revenue from 2005.
     Recreation and Other. Recreation and other costs decreased $3.0 million, or 19.8% to $12.4 million for the fiscal year ended April 30, 2006 from $15.4 million for the fiscal year ended April 30, 2005. The decrease in recreation and other costs was primarily attributable to the significant reduction in snowfall. Retail Cost of Goods Sold as a percent of revenue dropped 10% from 2005, even after significant write-downs due to the poor snowfall at ski, and the slow retail sales at that location.
     Marketing and Advertising. Marketing and advertising costs increased $6.0 million, or 206.9% to $8.9 million for the fiscal year ended April 30, 2006 from $2.9 million for the fiscal year ended April 30, 2005. Fiscal year 2005 included approximately $4.6 million of Pre-opening and General and administrative cost allocations. The remaining $2.4 million increase was primarily due to the opening of the Resort and applied toward media, advertising, special events and performers. These costs made up $6.7 million of the total Marketing and Advertising costs.
     General and Administrative. General and administrative expenses increased $8.7 million, or 124%, to $15.7 million for the fiscal year ended April 30, 2006 from $7.0 million for the fiscal year ended April 30, 2005. If 2005’s Pre-opening costs of $8.3 million were included in 2005’s General and administrative expenses, the increase would be $0.4 million or 5.7%. Pre-opening costs consisted principally of personnel costs, training costs and payroll costs for retaining the former employees of the Inn. Overhead allocations to Gaming were $8.0 million and $10.4 million in fiscal years ended April 30, 2005 and 2006 respectively.
     The increase in fiscal 2006 was due primarily to increased expenses associated with opening the Resort, including an increase of $2.0 million in utilities and general liability insurance, including worker compensation, compensation of $0.6 million, general repairs and maintenance $0.4 million, IT security software and hardware $0.3 million, maintenance contracts (2nd year) increase of $0.5 million, bad debt reserve of $0.3 million, office, bank, and credit card fees of $0.4 million and one-time paid time off charges of $1.2 million, executive severance of $0.3 million, penalties and interest costs of $1.4 million and various professional fees of $1.8 million. Actual wages paid in General and Administrative expenses fell $0.5 million.
     Pre-Opening Costs and Expenses. There were no current pre-opening costs and expenses for the fiscal year ended April 30, 2006. Previous expenses of $8.3 million for the fiscal year ended April 30, 2005, were attributable to segregating primarily general and administrative expenses while the new Resort was being constructed.
     Depreciation. Depreciation increased $10.5 million to $17.8 million for the fiscal year ended April 30, 2006 from $7.3 million for the fiscal year ended April 30, 2005. The increase was primarily the result of opening the Resort in March 2005, with the fiscal year ended April 30, 2006 reflecting a full year of depreciation expense. In addition to the Resort, other equipment was put into service at the Travel Center as well as Ski Apache.
     Income from Operations. Income from Operations decreased $7.4 million, or 57.7%, to $5.5 million for the fiscal year ended April 30, 2006 from $12.9 million for the fiscal year ended April 30, 2005. The decrease was primarily due to the increase in general and administrative, marketing, food and beverage and depreciation expenses associated with the opening of the Resort, in addition to increases in inventory reserves, consulting and audit fees associated with improvements in disclosure, controls, and accruing for settlement of unpaid federal and state withholding tax.
     Other Income (Expenses). Other non-operating expenses increased $15.9 million to $26.7 million for the fiscal year ended April 30, 2006 from $10.8 million for the fiscal year ended April 30, 2005. The increase was primarily due to expensing interest on the $200 million senior notes issued in November 2003, which had previously been partially capitalized during the construction period. The fiscal year ended April 30, 2006 reflects the first fiscal year of bond interest charges expensed and none capitalized.
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

     Gaming. Gaming revenues increased $4 million, or 6.6%, to $64.3 million for the fiscal year ended April 30, 2005 from $60.3 million at the fiscal year ended April 30, 2004. Slot revenues led the increase, growing to $55.2 million for the fiscal year ended April 30, 2005 from $52.7 million for the fiscal year ended April 30, 2004, an increase of $2.5 million, or 4.7%. Gross slot win per unit was $147 for the fiscal year 2005 compared to $134 for the fiscal year 2004; in this period the weighted average number of units increased by 323, or 27.4%. Table games revenue increased $1.5 million, or 19.7%, to $9.1 million for the fiscal year ended April 30, 2005 from $7.6 million for the fiscal year ended April 30, 2004. The increase was the result of the increase in the table game hold to 22.5% for the fiscal year ended April 30, 2005 from 18.7% for the fiscal year ended April 30, 2000, while drop remained relatively stable increasing $0.2 million to $40.5 million for fiscal year 2005 from $40.2 million for fiscal year 2004.
     Food and Beverage. Food and beverage revenues increased $0.8 million, or 14.3%, to $6.4 million for the fiscal year ended April 30, 2005 from $5.6 million for the fiscal year ended April 30, 2004. The increase was due to the opening of IMG Resort and Casino in March 2005 and increased sales at Smokey B’s, our casual dining restaurant at the Travel Center.
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
     Promotional Allowances. Promotional allowances increased $0.4 million, or 28.6%, to $1.8 million for the fiscal year ended April 30, 2005. The increase in gaming revenues and the opening of IMG Resort and Casino have resulted in an increase in promotional allowances.
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
     Marketing and Advertising. Marketing and advertising costs increased $0.1 million or 2.1% to $2.9 million for the fiscal year ended April 30, 2005 from $2.8 million for the fiscal year ended April 30, 2004.
     General and Administrative. General and administrative expenses increased $.8 million or 11.9% or $7.0 million for the fiscal year ended April 30, 2005 from $6.2 million for the fiscal year ended April 30, 2004.
     Shared Service Costs-Related Parties. Shared service costs-related parties consist of IMG’s share of expenses provided by, or in part, paid by the Mescalero Apache Tribe and its affiliates. These include previous years’ pension expenses, medical and health insurance expenses, telecommunications expenses and local gaming commission expenses. In addition, Shared services includes the tribal sales taxes for lodging and goods as required by a school tax assessment. Pension expenses allocated by the Tribe decreased $0.6 million, or 31.6%, to $1.3 million for the fiscal year ended April 30, 2005 from $1.9 million for the fiscal year ended April 30, 2004. The decrease was primarily due to the decision by the Tribe to curtail the retirement plan on November 30, 2004, resulting in our ability to cease making contributions to the retirement plan as of that date.
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
Liquidity and Capital Resources
     As of April 30, 2006 and April 30, 2005, we had cash and cash equivalents (net of amounts in restricted accounts) of $16.8 million and $13.7 million, respectively. Our principal sources of liquidity for the fiscal year ended April 30, 2006 were cash from financing activities of $25.2 million, offset by approximately $1.5 million used in operations and $20.6 million used in investing activities.
     Cash used in operating activities was $1.5 million, a $1.6 million improvement over the previous year. The majority of the usage was a result of the reduced sales and profitability at Ski Apache and high operating costs at the beginning of the 2006 fiscal year.
     Cash used in investing activities for the fiscal year ended April 30, 2006 was $20.6 million, which consisted of the purchase of property, plant and equipment and change in construction payables. This represents a decrease of $73.5 million from the fiscal year ended April 30, 2005, during which we were engaged in the construction of our new Resort.
     Cash provided from financing activities for the fiscal year ended April 30, 2006 was $25.2 million, consisting of $17.7 million of cash released from our restricted accounts pursuant to the terms of the indenture governing the Notes, and $15.4 million from equipment financing, reduced by $5.5 million distributed to the Tribe. During the fiscal year ended April 30, 2005, $95.2 million was provided from financing activities reflecting higher releases of restricted cash to pay for construction costs.
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
     As of the date of this report, the credit watch with negative implications announcement on October 5, 2005, by Standard & Poor’s Rating Services is still in place. The credit watch primarily has two areas of concern, liquidity and material weaknesses. We do not have any credit rating downgrade triggers that would accelerate repayment of the outstanding senior notes issued in November 2003, however any adverse changes to our credit ratings may increase the cost of, or restrict our ability to secure, any new borrowings.

Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of April 30, 2006 accrued interest payable on the Notes was $12.2 million. The notes are secured until delivery of a final certificate of completion of the IMG Resort and Casino by first priority security interests in the following accounts:
•	an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of April 30, 2006, the balance in the interest reserve account was $22,881;

•	a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of April 30, 2006, the balance in the construction disbursement account was $0;

•	a construction reserve account, which was funded at the time the Notes were sold with approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe’s prior gaming compact. As of April 30, 2006, the balance in the construction reserve account was $15.8 million; and

•	a construction retainage account. As of April 30, 2006, the balance the construction retainage accounts was $2.3 million.
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
Incurrence of Additional Indebtedness
     In general, we are restricted in connection with the issuance of the Notes and the related Indenture, that we would not incur any indebtedness if and to the extent the indebtedness would appear as a liability upon our balance sheet prepared in accordance with GAAP; provided however, we may incur indebtedness if certain financial ratios meet certain criteria. Furthermore, we agreed that we would not incur any indebtedness that is contractually subordinated in right of payment to our other indebtedness unless such indebtedness is also contractually subordinated in right of payment to the Notes. Our ability to create liens (other than certain permitted liens) upon any of our property or assets, or any proceeds, income or profits therefrom, or assign or convey any right to receive income therefrom are restricted unless payments due under the Indenture and the Notes are secured on an equal and ratable basis with (or, in the case of subordinated indebtedness, senior thereto, with the same relative priority that the Notes shall have with respect to such subordinated indebtedness) the obligation so secured until such time as such obligations are no longer secured by a lien. Accordingly, our ability to incur additional debt financing is severely limited.
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million.

The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of April 30, 2006, there is approximately $1.5 million outstanding on the BIA Note.
Credit Facility
          On June 15, 2005, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment purchases for the Resort. As of April 30, 2006, approximately $13.8 million had been drawn against this facility to finance purchases of furniture, fixtures and equipment.
Off-Balance Sheet Arrangements
     As of April 30, 2006, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Tabular Disclosure of Contractual Obligations
     The following table sets forth, as of April 30, 2006, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

	Payments Due by Period
		Less			More
		Than	2-4	5-7	Than
Contractual Obligations	Total	1 Year	Years	Years	7 Years
Long-Term Debt Obligations (a)	$378,698	$32,311	$64,333	$282,054	$—

Employment Contracts	500	250	250	—	—

Total	$379,198	$32,561	$64,583	$282,054	$—

(a) Includes interest.
     A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a quarterly occupancy fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2004, 2005 and 2006 totaled approximately $130,000, $137,000 and $78,200, respectively.
Impact of Inflation
     Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the NIGC and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the fiscal years ended April 30, 2004, 2005 or 2006 , nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.
New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections”(“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or consolidated financial position
RISK FACTORS
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
     As of April 30, 2006, we had an aggregate of approximately $214,780 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:
•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	limit our ability to fund future working capital, capital expenditures and other general operating requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service our outstanding indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, the Project and other general operating requirements;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
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
     Our ability to make payments on and repay or refinance our debt will depend on our ability to generate cash flow from the operations of our gaming and other resort operations. Our ability to generate sufficient cash flow from operations to satisfy our obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and other business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these alternatives may not be available to us on reasonable terms or at all, or, if available, they may not be available in amounts adequate to enable us to satisfy our debt service obligations:
•	unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities;

•	our ability to incur additional debt is limited by the covenants of the indenture governing the notes; and

•	the indenture governing the notes includes covenants which limit our ability to create liens on or sell our assets.
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
     The Project is part of our business strategy to develop an integrated resort, increase our market reach and realize operating benefits from business synergies. We may not be able to fully implement this strategy or may not fully realize these anticipated benefits. Implementation of our business strategy could be adversely affected by a number of factors beyond our control, including general or local economic conditions, increased competition or other changes in our industry. In particular, we may not be able to attract a sufficient number of guests, gaming customers and other visitors in order to achieve our performance goals. Furthermore, we may not be successful in our plan to promote our customers’ utilization of our various resort amenities, including our gaming, hotel, entertainment and other amenities as anticipated or to a degree that will allow us to achieve our performance goals. Additionally, our business strategy, intended to capitalize on the spending levels of our patrons, attract customers from new target markets and reduce seasonality, may not achieve its intended results. A failure to effectively implement our business strategy could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our debt service obligations.
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
     Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 11 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all of which are outside of our primary market area. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. We intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. The Project will allow us to compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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
     We rely primarily on drive-in customers living within our primary market area consisting of southern New Mexico, western Texas and northern Mexico for the majority of our revenues. We expect to increase our market reach, but if our marketing strategy is not successful, our primary customer base will continue to be a predominately local one. Therefore, we are subject to greater risks than more geographically diversified gaming or resort operations. Among others, the following conditions could have a material adverse effect on our results of operations:
•	a decline in the economies of our primary market area or a decline in the number of gaming customers from these areas for any reason;

•	an increase in competition in our primary market area or the surrounding area;

•	inaccessibility due to road construction or closures of primary access routes; and

•	natural and other disasters in the surrounding area including forest fires and floods.
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
     As of the date of this report, final inspection of all critical construction is pending. This includes the acceptance and approval of the repair to the MSE wall, the parking garage, spa, and additional HVAC equipment to the IMG Resort and Casino. Management expects to have all approvals and releases within four weeks. In addition, we are taking measures to minimize any impact these matters have to the operations of our Resort. In addition to potentially impacting revenue, these matters require us to devote additional management and other resources away from our existing operations. As a result, these matters could adversely affect our business, financial condition and results of operations and our ability to meet our debt service obligations.

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
The terms of four of the eight voting members of the Tribal Council expire each year and the terms of the Tribe’s President and Vice President expire every two years; changes in the Tribal Council or its policies could affect the Resort or other aspects of our business.
     The Tribe is governed by a ten member Tribal Council, consisting of the President and Vice President of the Tribe and eight voting Tribal Council members. The President is a non-voting member of the Tribal Council and the Tribe’s Vice President only votes in the event of a tie in the voting of the eight voting members of the Tribal Council. Terms of all Tribal Council members (including the President and Vice President of the Tribe) are two years, with members elected on a staggered basis so that four Tribal Council members are elected each year. If there is a significant change in the composition of the Tribal Council, the new Tribal Council may not have the same agenda or goals as the current government, in particular with respect to the Resort. In addition, the Tribal Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Tribal Council. Changes in the Tribal Council or its policies could result in significant changes in our structure or operations or in the Resort, which could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to meet our debt service obligations.
We have material weaknesses in our internal controls over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.
     Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2006. Based on its assessment of the design and related testing of our internal control over financial reporting, management has concluded that, as of April 30, 2006, we did not maintain effective internal control over financial reporting.
     Management has identified certain control deficiencies that represent material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the material weaknesses identified were:
•	our system of entering transactions into our general and subsidiary ledgers, including the time for entering transactions;

•	timely and effective documentation of transactions to be entered into our accounting system;

•	timely reconciliation of general ledger to appropriate underlying subsidiary records;

•	implementation of an appropriate checks and balances system with respect to documentation and recording of transactions;

•	provision of adequate education to our finance staff with respect to our accounting and financial reporting policies and procedures; and

•	maintenance of a comprehensive written accounting policies and procedures manual.
     The material weaknesses in our internal control over financial reporting that we identified as of April 30, 2006, as well as our remediation efforts to date, are more fully discussed under Item 9A “Controls and Procedures” of this Form 10-K.
     While we are taking steps to address the identified material weaknesses, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weaknesses and control deficiencies or to prevent additional material weaknesses or control deficiencies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of April 30, 2006, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of April 30, 2006, we held no derivative instruments.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2006, our disclosure controls and procedures were not effective because of the material weaknesses discussed below. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our financial statements were prepared in accordance with generally accepted accounting principles. As a result of such efforts, management has concluded that the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management has evaluated the effectiveness of our internal control over financial reporting as of April 30, 2006. Based on our evaluation, management concluded that material weaknesses existed in our internal controls over financial reporting and consequently, as of April 30, 2006, we did not maintain effective internal control over financial reporting.
     A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the material weaknesses identified were:
•	our system of entering transactions into our general and subsidiary ledgers, including the time for entering transactions;

•	timely and effective documentation of transactions to be entered into our accounting system;

•	timely reconciliation of general ledger to appropriate underlying subsidiary records;

•	implementation of an appropriate checks and balances system with respect to documentation and recording of transactions;

•	provision of adequate education to our finance staff with respect to our accounting and financial reporting policies and procedures; and

•	maintenance of a comprehensive written accounting policies and procedures manual.
     At the direction of our audit committee, beginning during the second quarter of fiscal 2006 and continuing through the filing of this Report, we began implementing permanent changes in an effort to enhance our internal controls in response to management’s conclusions (the “Permanent Changes”). The Permanent Changes include:
•	improved system for documentation and verification of transactions;

•	improved system of entering transaction into general and subsidiary ledgers in a timely and complete manner;

•	implementing improved and additional systems relating to account reconciliation and transaction reporting, including the review, analysis and reconciliation of ledger details and timely recording of transactions;

•	developing a comprehensive policies and procedures manual that is accessible and understood by all members of our finance staff;

•	specifically defining and documenting the responsibilities of our financial reporting personnel;

•	improved training of our financial reporting personnel; and

•	retaining Protivit, Inc., an independent advisory firm, to assist in evaluating our internal controls, including the identification, documentation and testing of significant controls, policies and procedures.
     We have not yet fully implemented the changes identified above. In order to prepare this Report, we continued to utilize interim alternative and additional control measures (the “Interim Measures”) we adopted during the period covered by this Report in connection with filing our Prior Report to ensure that our financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows, as of, and for, the periods presented in this Report. These Interim Measures include, but are not limited to:
•	implementation of a focused and detailed review and cross-checking of prior financial statements by internal audit personnel, supervised and cross-checked by senior management, outside advisors and our audit committee;

•	increase in number of internal and external accounting and financial personnel;

•	frequent reviews and cross-checking of the data used to create this Report by senior management, internal audit personnel and consultants;

•	extensive research, review, cross-checking and documentation of material transactions with focus on reporting for revenue recognition, cash transactions and balances, receivables, fixed assets, payroll, inventory, payables and accrued expenses, and payments to affiliates; and

•	utilization of existing financial management software, reports for ledger and sub-ledger details for financial transactions.
     Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within IMG Resort and Casino have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting
     During the period covered by this Report on Form 10-K, we continued to implement the Interim Measures, and began implementing the permanent changes to our internal controls, described above.
     During the period covered by this Report on Form 10-K, other than with respect to implementing the Permanent Measures and continued utilization of the Interim Measures, described above, there were no significant changes in our internal controls or in other factors that have materially affected, or are likely to materially affect, our internal controls.
Item 9B. Other Information
None.

PART III.
Item 10. Directors and Executive Officers of the Registrant
     The Tribe has established IMG Resort and Casino as an unincorporated enterprise of the Tribe to operate its gaming, hotel, resort and ski businesses. IMG Resort and Casino is governed by a Management Board comprised of between seven to nine members, including: the four members of the Executive Committee of the Tribe (including the President of the Tribe who serves as Chairperson, as well as the Vice President, Secretary and Treasurer of the Tribe); the Chief Operating Officer of IMG Resort and Casino, and at least one, and up to three, independent members. The Management Board designates officers to administer the economic and business affairs of IMG Resort and Casino.
     The following are our current officers and members of the Management Board of IMG Resort and Casino:

Name	Age	Position
Mark Chino	52	Management Board Member (Chairperson), President of the Tribe

Frederick Chino, Sr.	61	Management Board Member, Vice President of the Tribe

Alfred LaPaz	58	Management Board Member, Secretary of the Tribe

Fredrick Peso	67	Management Board Member, Treasurer of the Tribe

Manuel Lujan, Jr.	78	Management Board Member

R. Miles Ledgerwood	51	Management Board Member, Audit Committee Chair

Brian Parrish	44	Management Board Member, Chief Operating Officer of IMG Resort and Casino

Lance Kintz	49	Chief Financial Officer of IMG Resort and Casino
     There are no family relationships between any Management Board Member and/or any executive officer. All Management Board Members serve for a term on one year commencing in January of each year.
     Mark Chino has served as Chairperson of the Management Board of IMG Resort and Casino and President of the Tribe since January 2004. Mr. Chino’s term on the Tribal Council and Executive Committee expires in January 2008. Prior to his election as President of the Tribe, Mr. Chino was employed by the Bureau of Indian Affairs for nearly 30 years, serving as a Police Officer, Lead Police Officer (Sergeant) and Supervisory Police Officer (Lieutenant) from 1975 to 1988, and then as a Criminal Investigator from 1988 to 2004. Mr. Chino received a Bachelor of Police Science degree from New Mexico State University in 1977.
     Frederick Chino, Sr. has served as a member of the Management Board of IMG Resort and Casino since January 2005 and Vice President of the Tribe since January 2005. Mr. Chino retired from the Public Health Service in 1993 following 23 years of service and has been active in Tribal activities.
     Alfred LaPaz has served as a member of the Management Board of IMG Resort and Casino since June 2004. Mr. LaPaz also serves as Secretary of the Tribal Council and as Chairperson of the Programs Committee. Mr. LaPaz’s term on the Tribal Council and Executive Committee expires in January 2007. Since 2000, Mr. LaPaz has been employed by IMG Resort and Casino as Director of Security. Prior to his experience at IMG Resort and Casino, Mr. LaPaz was employed with the Federal Law Enforcement and retired as Captain after 30 years service.

     Fredrick Peso has served as a member of the Management Board of IMG Resort and Casino since January 2006. Mr. Peso also serves as the vice president of the IMG Resort and Casino audit committee. Mr. Peso attended New Mexico State University, Western New Mexico College and Fort Lewis College. Mr. Peso is the Vice President of the Tribal Council and his term expires in January 2008. Mr. Peso has served on the Tribal Council for 20 years. During his tenure with the Tribal Council, he has served in many different capacities. He has served on the Commission of Indian Affairs and as chairman and vice president of Southwestern Indian Polytechnic Institution Board of Regents.
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
     Brian Parrish has served as a member of the Management Board of IMG Resort and Casino and as Chief Operating Officer since July 2005. Prior to serving as acting Chief Operating Officer, Mr. Parrish served as the Director of Marketing of IMG Resort and Casino since January 2003. Mr. Parrish has over 15 years of marketing experience, recently at the Venetian Resort Hotel Casino in Las Vegas, Nevada, where he was Vice President of Marketing from 2000 to 2002. Prior to his experience at the Venetian, Mr. Parrish served as Vice President of Hotel Operations and Regional Marketing of the Boyd Gaming Corporation from 1999 to 2000 and as Regional Vice President of Marketing from 1997 to 1999. Mr. Parrish also served as Director of Casino Marketing for the Flamingo Hilton in Las Vegas, Nevada from 1993 to 1995. Mr. Parrish also worked in the U.S. Defense Intelligence Industry from 1983 to 1988.
     Lance Kintz has served as the Chief Financial Officer of the Company since September 12, 2005. Since 2002 Mr. Kintz has been an independent consultant advising various companies in cash flow, operational and management concerns, as well as acquisitions and financings. These companies’ sales ranged from under $3 million to over $60 million in such industries as newspapers, apparel, architectural products and automobile dealerships. Before becoming an independent consultant, Mr. Kintz was a financial executive at Gannett Co., Inc. which owned the Arizona Republic Newspaper from 1999 to 2001 and Western Digital Corporation which manufactured and sold computer disk drives from 1989 to 1999. Mr. Kintz is a Certified Public Accountant. He received his Master of Business Administration Degree from Pepperdine University and B.S. in Accounting from Arizona State University. Mr. Kintz is on a month-to-month employment contract with the Company.
Audit Committee Financial Expert
     On behalf of the Board, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. Currently, R. Miles Ledgerwood serves as the Audit Committee financial expert. Mr. Ledgerwood is an independent member of the Audit Committee.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors upon written request. Any such request should be sent by mail to Inn of the Mountain Gods Resort and Casino, 287 Carrizo Canyon Road, Mescalero, New Mexico 88340, Attn: Chief Operating Officer or should be made by telephone by calling (505) 464-7006.
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
Item 11. Executive Compensation
Executive Compensation
Summary Compensation Table
     The following table sets forth, as to the Chief Operating Officer and as to each of the other four most highly compensated executive officers whose compensation exceeded $100,000 during fiscal 2006 and 205 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended April 30 indicated below.

							Long-Term Compensation
		Annual Compensation					Awards		Payouts
Name and					Other		Restricted	Securities
Principal					Annual		Stock	Underlying	LTIP	All Other
Position (1)	Year	Salary	Bonus		Compensation		Award(s)	Options/SARS	Payouts	Compensation
Brian Parrish,	2006	$250,000	$—		$—		$—	$—	$—	$—
Chief Operating Officer (2)	2005	$181,105	$76,524	(3)	$24,000	(4)	$—	$—	$—	$—
	2004	$175,072	$—		$24,000	(4)	$—	$—	$—	$—
	2003	$72,947	$19,500		$10,000	(4)	$—	$—	$—	$—

Lance Kintz	2006	$180,000	$90,000	(5)	$—		$—	$—	$—	$—

(1)	Other than as set forth below, none of our other officers received compensation in excess of $100,000 during the last fiscal year.

(2)	Effective July 22, 2005, Brian Parrish was appointed Chief Operating Officer and member of the Management Board of IMG Resort and Casino. Mr. Parrish was initially hired on December 12, 2002 to serve as Director of Marketing of IMG Resort and Casino and receives an annual salary of $250,000 and is effective through 2008.

(3)	Consists of a bonus as per employment contract.

(4)	Consists of a housing allowance of $2,000 per month, calculated from December 2003 to April 2005.

(5)	Consists of project milestone completions.

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
Employment Agreements
     Brian Parrish. Effective July 22, 2005, Mr. Parrish was appointed acting Chief Operating Officer of IMG Resort and Casino. Pursuant to an employment agreement dated December 2002, Mr. Parrish provides services to the IMG Resort and Casino as its Director of Marketing until April 30, 2008. The agreement provides that either Mr. Parrish or IMG Resort and Casino may terminate the agreement for any reason whatsoever. If either Mr. Parrish or IMG Resort and Casino terminate the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Parrish the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Parrish has secured employment with another employer. IMG Resort and Casino is not required to pay any compensation if Mr. Parrish terminates the agreement voluntarily. Mr. Parrish receives an annual salary of $250,000, as well as a bonus based on one-quarter of one percent (.25%) of the adjusted net profits of IMG Resort and Casino’s resort operations.
     Lance Kintz. Pursuant to an employment agreement dated September 12, 2005, Mr. Kintz provides services to the IMG Resort and Casino as its Chief Financial Officer on a month to month basis. The agreement provides that either Mr. Kintz or IMG Resort and Casino may terminate the agreement for any reason whatsoever. Mr. Kintz receives a monthly salary of $15,000. In addition to bonuses for the completion of various critical project milestones.
Item 12. Security Ownership of Certain Beneficial Owners and Management
None.
Item 13. Certain Relationships and Related Transactions
Distributions to the Tribe with Other Payments
     Distributions to the Tribe were $13.2 million, $13.0 million and $5.5 million for the fiscal years ended April 30, 2004, 2005 and 2006, respectively. We make distributions to the Tribe under the terms of an annual Tribal budget resolution passed at the discretion of the Tribal Council. We intend to continue to make distributions to the Tribe subject to the restrictions set forth in the indenture, which generally provide we can make no distributions unless we meet certain debt leverage tests, other than the following: (a) $5.0 million in aggregate at any one time, (b) $8.0 million a year for government services and (c) amounts to fund a resolution of the Tribe’s dispute with the State of New Mexico regarding the 1997 Compact. IMG Resort and Casino’s reduced distribution to the Tribe in 2006 was due to its reduced cash on hand as a result of its meeting its debt service from operations.
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
     The Tribal Code also provides for the imposition of a special assessment school tax on the resort enterprises to provide a source of funds to service debt incurred to construct the Tribe’s K-12 School. The rate of the tax, for each month, is equal to the difference between $200,000 and all taxes imposed on or collected by and remitted by the resort enterprises to the Tribe for that month. If the total taxes imposed on us by the Tribe for any month is greater than $200,000, then the special assessment tax for that month is zero.
Shared Services and Cost Allocations
     In connection with the issuance of the original notes, IMG Resort and Casino and the Tribe entered into a service and cost allocation agreement, provides that the Tribe or its enterprises will continue to provide IMG Resort and Casino and its resort enterprises the following services in accordance with past practice: (i) insurance; (ii) telecommunications; (iii) propane; and (iv) gaming regulation, and that IMG Resort and Casino and its resort enterprises will pay, on behalf of the Tribe, for (a) revenue sharing and regulatory fee obligations required under the 1997 Compact or any new compact, (b) federal regulatory fees required by IGRA, (c) an amount equal to the monthly payments required under the BIA Note and (d) amounts for certain other miscellaneous liabilities. IMG reimburses the Tribe for its direct costs as billed by the third party.
Employee Benefits Cost Allocations
     In connection with the issuance of the original notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement, which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, worker’s compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.
     The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $0.9 million, $1.4 million and $2.0 million for the fiscal years ended April 30, 2004, 2005 and 2006, respectively.
     The Tribe provides pension benefits to IMG Resort and Casino. No contributions have been made to the Tribe for any period through October 2003. Beginning in November 2003, IMG Resort and Casino began making payments equal to our pro-rata share of the Tribe’s periodic pension cost. The pro-rata periodic pension cost related to IMG Resort and Casino was $1.6 million, $1.9 million and $0.0 million for the fiscal years ended April 30, 2004, 2005 and 2006, respectively as the plan was suspended as of November 2004.
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

Item 14. Principal Accounting Fees and Services
     The following table sets forth the aggregate fees for professional service provided to IMG Resort and Casino for fiscal 2005 and 2006 by BDO Seidman, LLP:

	Year Ended April 30,		Percentage of Services
	2005	2006	2005	2006
Audit Fees	$265,000	$325,650	95.85%	89.06%
Audit-Related Fees	6,203	—	2.24%	—
Tax Fees	—	—	—	—
All Other Fees	5,281	40,000	1.91%	10.94%

Total Fees	$276,484	$365,650	100.00%	100.00%

     “Audit Fees” billed during fiscal 2006 and 2005 were for professional services rendered for the audit of our financial statements quarterly reviews and services rendered in connection with regulatory filings for those fiscal years. “Audit-Related Fees” were for services related to accounting consultation and review of documents filed with the Securities and Exchange Commission. “All Other Fees” consist of fees for products and services other than the services reported above.
     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for IMG Resort and Casino by its independent auditor. The Audit Committee has considered the role of BDO Seidman, in providing audit and audit-related services to IMG Resort and Casino and has concluded that such services are compatible role as IMG Resort and Casino’s independent auditor.
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	FINANCIAL STATEMENTS — See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.

	(2)	FINANCIAL STATEMENT SCHEDULES — All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

	(3)	EXHIBITS — See Exhibit Index on pages 36-37 of this Annual Report on Form 10-K.

(b)		None.

(c)		See Exhibit Index on pages 36-37 of this Annual Report on Form 10-K.

Exhibits Index

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of IMG Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4	Employment Agreement dated September 12, 2005, between the Mescalero Apache Tribe and Lance Kintz (filed herewith).

10.5***	Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.

10.7***	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

14.1***	Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort and Casino.

14.2***	Code of Ethics for Principal Executive Officer and Senior Financial Officer.

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney (Included with Signature Page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*    Incorporated by reference to IMG Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).
**   Incorporated by reference to IMG Resort and Casino’s Amendment No. 1 to Registration Statement on Form S-4 filed with the SEC on April 22, 2004 (SEC File No. 333-113140).
*** Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

SIGNATURES
     Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the Reservation of the Mescalero Apache Tribe, State of New Mexico, on August 15, 2006.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

By:	/s/ Brian D. Parrish

Brian D. Parrish
Its:	Chief Operating Officer and Management Board Member

     Each person whose signature appears below constitutes and appoints Brian Parrish and Lance Kintz and each of them, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Chino Mark Chino	Management Board Member (Chairperson)	August 15, 2006

/s/ Fredrick Chino, Jr. Fredrick Chino, Jr.	Management Board Member	August 15, 2006

/s/ Alfred LaPaz Alfred LaPaz	Management Board Member	August 15, 2006

/s/ Fred Peso Fred Peso	Management Board Member	August 15, 2006

/s/ Manuel Lujan, Jr. Manuel Lujan, Jr.	Management Board Member	August 15, 2006

/s/ R. Miles Ledgerwood R. Miles Ledgerwood	Management Board Member	August 15, 2006

/s/ Brian D. Parrish Brian D. Parrish	Chief Operating Officer and Management Board Member (Chief Executive Officer)	August 15, 2006

/s/ Lance Kintz Lance Kintz	Chief Financial Officer	August 15, 2006

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
UNINCORPORATED BUSINESS ENTERPRISES OF THE MESCALERO APACHE TRIBE

Report of Independent Registered Public Accounting Firm
Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico
We have audited the accompanying consolidated balance sheets of Inn of the Mountain Gods Resort and Casino and subsidiaries (the “Company”), an unincorporated enterprise of the Mescalero Apache Tribe, as of April 30, 2006 and 2005, and the related statements of operations, changes in equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, including assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inn of the Mountain Gods Resort and Casino and subsidiaries as of April 30, 2006 and 2005, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
Los Angeles, California
August 15, 2006

Report of Independent Registered Public Accounting Firm
Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico
We have audited the accompanying consolidated statements of income, changes in equity, and cash flows of the Inn of the Mountain Gods Resort and Casino and subsidiaries, an unincorporated enterprise of the Mescalero Apache Tribe, for the year ended April 30, 2004. These financial statements are the responsibility of the Inn of the Mountain Gods Resort and Casino and subsidiaries management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Inn of the Mountain Gods Resort and Casino and subsidiaries, for the year ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Albuquerque, New Mexico
June 25, 2004

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of April 30,

	2005	2006
Current Assets
Cash and cash equivalents	$13,718,521	$16,768,372
Restricted cash and cash equivalents	35,870,686	18,171,534
Accounts receivable, net of allowance for doubtful accounts	577,476	565,420
Inventories, net of reserves	1,429,506	809,789
Prepaid expenses and other assets	860,189	372,774

Total current assets	52,456,378	36,687,889

Non-Current Assets
Property plant and equipment	285,362,479	300,320,136
Accumulated Depreciation	(53,641,405)	(71,385,662)

Property plant and equipment, net	231,721,074	228,934,474
Other Assets	195,213	42,003
Deferred financing costs	9,321,141	7,695,897

Total Assets	$293,693,806	$273,360,263

Liabilities and Equity
Current Liabilities
Accounts Payable	$2,673,507	$2,606,670
Construction accounts payable	8,145,734	2,274,874
Accrued expenses	11,005,212	10,760,344
Accrued interest	11,200,450	11,200,000
Advanced deposits	997,365	372,470
Current portion of long-term debt	254,007	3,250,329

Total current liabilities	34,276,275	30,464,687

Non-Current Liabilities
Long-term debt, net of current portion	201,274,181	211,530,149

Total liabilities	235,550,456	241,994,836

Contributed Capital	58,143,350	52,633,096
Retained earnings (deficit)	—	(21,267,669)

Total equity	58,143,350	31,365,427

Total liabilities and equity	$293,693,806	$273,360,263

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended April 30,

	2004	2005	2006
Revenues:
Gaming	$60,277,052	$64,254,312	$76,476,004
Hotel	—	1,168,484	10,860,411
Food and Beverage	5,614,672	6,368,994	12,260,170
Recreation and other	16,471,890	23,012,602	16,620,951

Gross Revenue	82,363,614	94,804,392	116,217,536

Less-Promotional Allowances	1,437,129	1,770,462	2,766,644

Net Revenue	80,926,485	93,033,930	113,450,892

Operating Expenses
Gaming	25,405,661	25,765,169	27,179,353
Reversal of accrued fees	(27,136,255)	—	—
Hotel expenses	119,722	651,118	5,180,746
Food and beverage	6,587,472	7,273,668	15,728,649
Recreation and other	10,701,499	15,434,816	12,378,385
Marketing	2,808,591	2,867,696	8,919,685
General and administrative	6,229,224	6,973,287	15,712,890
Health Insurance — Medical	902,621	1,408,164	2,014,038
Mescalero Apache pension	1,886,333	1,289,615	—
Mescalero Apache Telecom	289,182	231,592	144,813
Tribal Regulatory Fees	1,193,011	2,615,775	2,945,629
Pre-opening costs	3,071,982	8,323,930	—
Depreciation and amortization	4,930,236	7,269,578	17,779,316

Total Operating Expenses	36,989,279	80,104,408	107,983,504

Operating Income	43,937,206	12,929,522	5,467,388

Other Income (Expense)
Interest Income	801,266	657,110	442,172
Interest Expense	(5,251,687)	(11,543,860)	(26,840,510)
Other income (expense)	258,098	97,020	(336,719)

Total Other Income (expense)	(4,192,323)	(10,789,730)	(26,735,057)

Net Income (Loss)	$39,744,883	$2,139,792	$(21,267,669)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended April 30

		Retained
	Contributed	Earnings	Total
	Capital	(Deficit)	Equity
Balances, April 30, 2003	$24,844,077	$(23,684,756)	$1,159,321

Contributed capital from Mescalero Apache Tribe:
Contributions from Mescalero Apache Tribe:	1,309,301	—	1,309,301
Forgiveness of allocated pension cost	29,960,298	—	29,960,298
Operating transfers	—	(13,170,204)	(13,170,204)
Net income	—	39,744,883	39,744,883

Balances, April 30, 2004	56,113,676	2,889,923	59,003,599

Contributed capital from Mescalero Apache Tribe:
Construction of Resort	9,999,959	—	9,999,959
Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(7,970,285)	(5,029,715)	(13,000,000)
Net Income	—	2,139,792	2,139,792

Balances, April 30, 2005	58,143,350	—	58,143,350

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(5,510,254)	—	(5,510,254)
Net loss	—	(21,267,669)	(21,267,669)

Balances, April 30, 2006	$52,633,096	$(21,267,669)	$31,365,427

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ending April 30,

	2004	2005	2006
Cash flows from operating activities
Net income (loss)	$39,744,883	$2,139,792	$(21,267,669)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,930,236	7,269,578	17,779,316
Amortization of deferred finance costs	—	—	1,625,244
Changes in assets and liabilities:
Restricted cash and cash equivalents	(58,265)	533,514	—
Accounts receivable, net of allowance	143,096	(544,910)	12,056
Inventories	(113,056)	(460,921)	619,717
Prepaid revenue sharing fees	(4,218,673)	4,218,673	—
Prepaid expenses	(173,056)	(398,135)	487,415
Other long-term assets	(60,911)	(118,301)	153,210
Accounts payable	(797,598)	2,060,634	(66,837)
Accrued expenses	3,571,823	5,255,709	(244,868)
Accrued revenue sharing and regulatory fees	(16,821,082)	(22,572,558)	—
Accrued interest payable	12,048,378	(847,928)	(450)
Deposits and advance payments	(82,408)	330,265	(624,895)

Net cash provided by (used in) operating activities	38,113,367	(3,134,588)	(1,527,761)

Cash flows from investing activities:
Purchase of property, plant and equipment	(107,003,099)	(88,661,149)	(14,769,093)
Construction accounts payable	6,453,445	(5,463,633)	(5,870,860)

Net cash used in investing activities	(100,549,654)	(94,124,782)	(20,639,953)

Cash flows from financing activities:
Deferred financing costs	(10,929,493)	1,708,352	—
Cash held for construction payments	(132,763,729)	96,893,043	17,699,152
Cash proceeds from the issuance of notes	200,000,000	—	—
Principal borrowings on long-term debt	—	—	15,420,363
Principal (payments) on long-term debt, net	(5,506,865)	(418,406)	(2,391,696)
Distributions to Mescalero Apache Tribe	(13,170,204)	(13,000,000)	(5,510,254)
Contributions from Mescalero Apache Tribe	31,269,599	9,999,959	—

Net cash provided by financing activities	68,899,308	95,182,948	25,217,565

Net increase (decrease) in cash and cash equivalents	6,463,021	(2,076,422)	3,049,851

Cash and cash equivalents, beginning of year	9,331,922	15,794,943	13,718,521

Cash and cash equivalents, end of year	$15,794,943	$13,718,521	$16,768,372

Supplemental cash flow information:
Cash paid for interest	$60,115	$24,250,669	$26,840,510

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$6,453,445	$—	$223,623
Contributions from Mescalero Apache Tribe	$1,309,301	$—	$—

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004, 2005 and 2006
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Operations

The Inn of the Mountain Gods Resort and Casino (the “IMG Resort and Casino”), an unincorporated enterprise of the Mescalero Apache Tribe (the “Tribe”), was established on April 30, 2003 for the purpose of managing all resort enterprises of the Tribe including activities of IMG Resort and Casino and its wholly owned subsidiaries: Casino Apache, Casino Apache Travel Center, Inn of the Mountain Gods and Ski Apache (collectively the “Resorts”). Effective April 30, 2003, the Tribe contributed the Resorts to the IMG Resort and Casino. Prior to such contribution to IMG Resort and Casino, the Resorts operated as separate, unincorporated enterprises of the Tribe. Due to common control of the Resorts and IMG Resort and Casino, the contribution was accounted for as a reorganization of entities under common control. The Tribe is the sole owner of the IMG Resort and Casino. The IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.

Inn of the Mountain Gods (the “Casino”) offers Class III gaming as defined by the Indian Gaming Regulatory Act, on the tribal land in Mescalero, New Mexico. The Casino Apache Travel Center (the “Travel Center”), which opened for business on May 22, 2003, also offers Class III gaming as defined by the Indian Gaming Regulatory Act, on tribal land in Mescalero. The Inn of the Mountain Gods (the “Inn”) operated a 273-room resort hotel located on the Tribe’s reservation in Mescalero. The resort hotel has been demolished as of April 30, 2003 and the construction of a new resort hotel and casino (the “Resort Project”) on the same site was opened for commercial business on March 15, 2005. Ski Apache operates a ski resort within the Tribe’s reservation in Mescalero and on the U.S. Forest Service land. The IMG Resort and Casino’s activities primarily support the development and management efforts related to the new resorts.

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

Reclassifications

Certain reclassifications have been made in the prior years’ financial statements to conform to the current presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the accompanying financial statements relate to the liability associated with the unredeemed Apache Spirit Club points, estimated lives of depreciable assets, inventory reserves, allowances for doubtful accounts and impairment of long-lived assets. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash includes cash on hand for change drawers and in the vault for daily casino activities and cash on deposit with financial institutions in demand accounts, savings accounts and short-term certificates of deposit. For purposes of the statement of cash flows all cash accounts that are not subject to withdrawal restrictions or penalties are considered to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash on deposit with financial institutions in demand accounts, savings accounts and short-term certificates of deposit that are subject to withdrawal restrictions (see Note 3).
Accounts Receivable
Accounts receivable consists primarily of hotel and other non-gaming receivables. The IMG Resort and Casino maintains an allowance for doubtful accounts which is based on management’s estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the creditworthiness of the non-gaming customer. The collectability of these receivables could be affected by future business or economic trends.
Inventories
Inventories consist of food and beverage items, fuel, retail merchandise in the golf and pro shop, ski shop, gift shops and other miscellaneous items, parts and supplies. All inventories are stated at the lower of cost or market using the first-in, first-out method.
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $9,321,141 as of April 30, 2005 and $7,695,897 as of April 30, 2006. The amortization related to this deferred financing cost was $1,625,244 and $1,625,244 for the years ended April 30, 2005 and 2006, respectively.
Property, Plant and Equipment
Property, plant and equipment are presented at historical cost, less accumulated depreciation and amortization. Expenditures for additions, improvements and replacements, including interest incurred during construction of new facilities, are capitalized while maintenance and repairs, which do not improve or extend the service lives of the respective assets, are expensed as incurred. Equipment sold, or otherwise disposed of, is removed from the accounts with gains or losses on disposal recorded in the statements of operations.
Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

Non-gaming equipment, furniture and other	3–15 years
Gaming equipment	5–7 years
Leasehold and land improvements, lake and golf course	5–30 years
Buildings, lifts and snowmaking equipment	10–50 years

Impairment of Long Lived Assets
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which established the approach to be used in the determination of impairment.
Under the provisions of SFAS 144, a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The IMG Resort and Casino’s senior notes was approximately $216.0 million at April 30, 2006, based on quoted market prices. The notes are not heavily traded, and price quotes ranged from 108.00 to 108.50 at April 30, 2006.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Resort Project, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 8).
Revenues
In accordance with gaming industry practice, the Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as accrued expenses in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $367,000 and $151,000 at April 30, 2005 and 2006, respectively.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
The Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to their customers. The retail value of these promotional allowances are recognized by the Casino as a reduction from gross revenue. The total promotional allowances recognized by the Casino were approximately $1,437,000 $1,770,000 and $2,770,000 for the years ended April 30, 2004, 2005 and 2006, respectively.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled approximately $931,000 and $1,028,000 at April 30, 2005 and 2006, respectively.
Emerging Issues Task Force (“EITF”) Issue No. 00-14, Accounting for Certain Sales Incentives requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Resorts adopted EITF 00-14 on

April 30, 2001. The Casino’s accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.”
In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Preproducts, or Services to be delivered in the future. On October 1, 2001, the Resorts adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue. The Resorts offer cash equivalent rewards in certain circumstances and has reflected approximately $1,288,000, $641,000 and $1,028,372 for the fiscal years ended April 30, 2004, 2005 and 2006, respectively, in the promotional allowance as an offset to gaming revenues for these incentives.
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Year Ended April 30,
	2004	2005	2006
Rooms	$—	$46,607	$—
Food and beverage	40,475	200,099	773,585
Other	22,169	31,439	—

	$62,644	$278,145	$773,585

Compensated Absences
Compensated absences are included in accrued expenses. The personnel policies allow the workforce to accrue annual leave as follows:
•	One week of annual leave after one year of employment.

•	Two weeks of annual leave after two years of employment.

•	Three weeks of annual leave after three years of employment.

•	Four weeks of annual leave after fifteen years of employment.
For all personnel, including personnel at Ski Apache, annual leave may be accumulated by all personnel up to a maximum of 120 hours or 160 hours for fifteen-year employees. Any annual leave accrued above these limits is forfeited. Previous Ski Apache’s policy required all accrued annual leave to be taken by the end of the Tribe’s fiscal year-end, or it is forfeited. Personnel may be compensated for accrued annual leave only upon termination.
Sick leave had previously been accrued at 2.1 hours per pay period after 90 days of employment and 3.1 hours after three years of employment. Personnel were not compensated for accrued sick leave on termination. The IMG Management team adopted a new compensated absence plan for the period end April 30, 2006 that combines annual leave and sick leave together as a paid time off plan. The new policy has a maximum accrual per employee of 216 hours, and a maximum accrual of 8.3 hours per biweekly pay period, down from a previous maximum of 9.3 hours per pay period.
Pre-Opening Costs and Expenses
Pre-opening costs and expenses consist principally of direct incremental personnel costs, training costs and payroll costs for retaining the employees of the Inn during the fiscal year 2005 and 2004 construction period. In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, pre-opening costs and expenses are expensed as incurred.

Tribal Taxes

The Resorts are subject to tribal taxes as long as the enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. The Resorts have recorded approximately $200,000 and $200,000 for tax payable to the Tribe as of April 30, 2005 and 2006.

Classification of Departmental Costs.

Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs for casino-based supply costs, certain (including costs in operating our players’ clubs) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our headquarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy, facilities, utility costs and other indirect costs not included in the direct costs of our operating departments.

Capitalization of Interest.

In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” or SFAS 34, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is capitalized on amounts expended on the resort using the weighted-average cost of our outstanding borrowings. Capitalization of interest started with the construction of the resort beginning in January 2004 and ended with the completion of the Resort in March 2005. Interest capitalized on the Resort totaled $11.9 million for the fiscal ended April 30, 2005 and $0.0 million for the fiscal year ended April 30, 2006.

Income Taxes

As an unincorporated enterprise of the Tribe, the IMG Resort and Casino and the Resorts are exempt from federal and state income taxes.
New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections”(“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or consolidated financial position.
NOTE 2 — ALLOWANCE FOR DOUBTFUL ACCOUNTS
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
The allowance for doubtful accounts was $3,448 as of April 30, 2005 and $240,362 as of April 30, 2006.

	2005	2006
Allowance, beginning of year	$3,448	$3,448
Bad debt expense	—	335,528
Write-offs	—	98,614

Allowance, end of year	$3,448	$240,362

NOTE 3 — RESTRICTED CASH AND CASH EQUIVALENTS
Restricted cash and equivalents consists of the following at April 30, 2005 and 2006:

	April 30, 2005	April 30, 2006
Interest reserve	$11,919,101	$22,881
Construction reserve	15,628,691	15,818,236
Construction retainage	8,238,351	2,330,417
Construction funding	84,543	—

Total restricted cash	$35,870,686	$18,171,534

NOTE 4 — INVENTORIES
Inventories consist of the following at April 30, 2005 and 2006:

	April 30, 2005	April 30, 2006
Food and beverage	$370,924	$259,580
Golf and pro shop	547,802	134,377
Gift shops, fuel and other	510,780	567,577
Reserves	—	(151,745)

Inventories, net of reserves	$1,429,506	$809,789

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows at April 30, 2005 and 2006:

	April 30, 2005	April 30, 2006
Land	$538,894	$538,894
Buildings, lifts and snowmaking equipment	221,150,465	217,928,997
Non-gaming equipment, furniture and other	42,975,371	51,167,661
Gaming equipment	14,490,064	21,469,769
Leasehold and land improvements, lake and golf course	6,163,235	6,842,477

Subtotal	285,318,029	297,947,798
Less accumulated depreciation and amortization	(53,641,405)	(71,385,662)

Property, plant and equipment, net	231,676,624	226,562,136
Construction in progress (CIP)	44,450	2,372,338

Net Property, plant and equipment	$231,721,074	$228,934,474

IMG Resort and Casino capitalized $14.3 million and $0 of interest cost related to construction of the Travel Center Casino and the Resort during the fiscal years ended April 30, 2005 and 2006.
NOTE 6 — LONG-TERM DEBT
On November 3, 2003, IMG Resort and Casino issued $200.0 million of its 12% Senior Notes (the “Notes”). The Notes bear interest at 12% per year, payable on May 15 and November 15 of each year, beginning on May 15, 2004. The Notes will mature on November 15, 2010. The Notes may be redeemed at any time on or after November 15, 2007 at fixed redemption prices plus accrued and unpaid interest, if any. If a change in control occurs, holders of the notes will have the right to require the repurchase of their Notes at a price equal at 101% of the principal amount thereof, plus accrued and unpaid interest, if any. In connection with IMG Resort and Casino’s issuance in November 2003 of $200,000,000 of 12% senior notes, IMG Resort and Casino and the Resorts (the “wholly-owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort Project and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes.
Until the issuance of a final certificate of completion of the Resort, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and Casino and the guarantors, which had an aggregate balance of approximately $18.2 million at April 30, 2006. The Notes will, after issuance of a final certificate of completion of the Resort, be the general unsecured obligations of IMG Resort and Casino and will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations. The Resort opened on March 15, 2005 and is substantially complete, pending final certification by the contractor and an independent construction consultant that all amounts necessary to complete the Resort, including final punch list items, have been provided for and all liens have been released, as required by the indenture governing the notes. IMG Resort and Casino is in the process of seeking issuance of this final certificate of completion.
The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors’ ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets;

and merge or consolidate with or into other entities. Other than with respect to the late filing of its Report on Form 10-Q for the three month period ended July 31, 2005, IMG Resort and Casino was in compliance with all covenants required in the Notes.

On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2006, $13.8 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment.

Long-term debt at April 30, 2005 and 2006 summarized as follows:

	April 30, 2005	April 30, 2006
Senior Notes, bearing interest at a fixed rates of 12%, maturing in 2010	$200,000,000	$200,000,000

Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,528,188	1,457,501

Capital Equipment Loans with Key Equipment, Five (5) year term, 7.65% interest	—	13,099,354

Short-Term Capital Leases, 8% imputed interest	—	223,623

Total	201,528,188	214,780,478

Less: Current Portion	(254,007)	(3,250,329)

Long-Term Portion	$201,274,181	$211,530,149

The maturities of long-term debt as of April 30, 2006 are as follows (in thousands):

2007	$3,250
2008	3,273
2009	3,534
2010	203,817
2011	722
Thereafter	184

Total	$214,780

Total interest incurred for the fiscal years ended April 30, 2004, 2005 and 2006 was $13.1 million, $25.9 million and $26.8 million, respectively, of which $7.9 million, $14.3 million and $0.0 million, respectively, was capitalized.
Note 7 — GAMING REVENUE SHARING AND REGULATORY FEES
The Tribe regulates IMG Resort and Casino’s gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the “Commission”). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been properly accrued for, including late fees for the State of New Mexico Gaming Commission of $225,000.

On August 29, 1997, the Tribe and the State of New Mexico (the “State”) entered into a Tribal-State Compact (the “Compact”) to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subject the Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the Compact are requirements for quarterly revenues sharing payments consisting of

16% of the net win from video gaming and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe has challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under the Indian Gaming Regulatory Act.

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

The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring revenue sharing payments to the State of New Mexico at the rate of 8% of “net win” pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in July 2005. In addition, pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with the first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On July 22, 2004, the Department of Interior approved the 2001 Compact. The IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement in August 2004. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced by $27,136,255 for the year ended and as of April 30, 2004.
NOTE 8 — PENSION PLAN
IMG Resort and Casino and the Resorts employees participated in the Mescalero Apache Tribe Defined Benefit Plan (the “Plan”), a defined benefit pension plan that also covers substantially all full-time employees of the Tribe. Although the IMG Resort and Casino employees participate in the Plan, they are not employees of the Tribe and were not employees of the Tribe for all periods during which they participated in the Plan. The Tribe is the Plan sponsor and handles all administration and funding of the Plan. Changes to the Plan provisions and contribution requirements must be approved by the Tribal Council. The Plan provides retirement, disability and death benefits to plan members and beneficiaries.

The Tribe upon advice from legal counsel, has determined that the Plan is a “governmental plan” as described in Section 414(d) of the Internal Revenue Code (“IRC”). As such, the Plan is exempt from many of the requirements placed on qualified plans, including (but not limited to) the reporting and disclosure requirements of ERISA, coverage under the Pension Benefit Guaranty Corporation (“PBGC”) and minimum and maximum funding requirements of IRC Sections 412 404.

The Tribe curtailed the Plan as of November 30, 2004, and will pay benefits in the future only on the services that had been rendered by that date. The IMG Resort and Casino has made contributions to the Plan for employee services through November 30, 2004, and the IMG Resort and Casino will be required to make no further payments to the Plan in the future. No gain or loss was recorded because there was no pension assets or liability related to the Plan recorded on the financial statements of the IMG Resort and Casino and no future payments will be made or credits received by the IMG Resort and Casino. The IMG Resort and Casino has not instituted any other pension arrangement with its employees and the Tribe has not as of the date of this filing, established an alternative pension plan. It is anticipated that the Tribe will enter in to a qualifying 401K plan to include IMG employees in fiscal year 2007.

NOTE 9 — RISK MANAGEMENT
The IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for 2004, 2005 and 2006, respectively.

The Tribe is self-insured for employee health and accident insurance. The IMG Resort and Casino’s employees are covered by this plan and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $902,000, $1,408,000 and $2,014,038 for 2004, 2005 and 2006, respectively.

The Tribe maintains worker’s compensation insurance coverage under a retrospective rated policy whereby premiums are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino’s and the Resorts’ employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe, the IMG Resort and Casino and the Resorts have monitored their claims and loss experiences. Workers compensation insurance coverage, combined with the Tribe and IMG’s causality and liability claims have been below policy plans, and property accrued for.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Legal Matters

The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect the IMG Resort and Casino’s financial position or the results of its operations.

Occupancy Fee

A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a quarterly occupancy fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2004, 2005 and 2006 totaled approximately $130,000, $137,200 and $137,300 respective1y.

Construction Agreement

In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance will be issued following the successful completion of identified incomplete items. At April 30, 2006 a total of $2.3 million in retainage remains outstanding in a reserve cash account with the trustee and will be disbursed following the issuance of the final completion certificate. In addition, the original contract was amended to include approximately $3.0 million of additional (primarily HVAC) equipment and excavation work.

Employment Agreements

Effective July 22, 2005, Brian Parrish was appointed acting Chief Operating Officer of IMG Resort and Casino. Pursuant to an employment agreement dated December 2002, Mr. Parrish provides services to the IMG Resort and Casino as its Director of Marketing until April 30, 2008. The agreement provides that either Mr. Parrish or IMG Resort and Casino may terminate the agreement for any reason whatsoever. If either Mr. Parrish or IMG Resort and Casino terminate the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Parrish the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Parrish has secured employment with another employer. IMG Resort and Casino is not required to pay any compensation if Mr. Parrish terminates the agreement voluntarily. Mr. Parrish receives an annual salary of $250,000, as well as a bonus based on one-quarter of one percent (.25%) of the adjusted net profits of IMG Resort and Casino’s resort operations.
NOTE 11 — RELATED-PARTY TRANSACTIONS
The Tribe operates other entities and enterprises in various industries, including telecommunication, timber and forest products, gas and convenience store; in addition, the Tribe has a housing authority, school and nursing facility. Financial results of the Tribe and its other enterprises and entities are not included in these consolidated financial statements.

The IMG Resort and Casino uses Mescalero Apache Telecommunications for some its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $289,000, $231,000 and $144,813 for the years ended April 30, 2004, 2005 and 2006, respectively, for such services.
NOTE 12 — OPERATING SEGMENTS
The IMG Resort and Casino has four operating segments and a consolidating segment: Gaming at the IMG, Gaming at the Travel Center, Ski, and all other non-gaming. The Gaming segments include the activities of the two casinos. The Ski segment includes Ski lifts and Ski school at Ski Apache. The Non-Gaming segment includes the hotel, hunts, golf, food and beverage, banquets, conferences, retail shops, convenience store and truck stop fuel sales.
As a result of realigning its operations, the resulting reporting of the segments has changed. The Company has restated prior year’s segment information to be consistent with the current reporting and operating structure in place today. Assets and liabilities have been consolidated under the non-segment group, and as a result, depreciation and interest expenses are not broken out separated by segment, which is consistent with the internal decision makers’ information requirements.
These operating segments represent distinct business activities, which are managed separately from a profit and loss perspective, but jointly from a balance sheet perspective.

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
$(000s)

	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
2004 ACTUAL
Net Revenue	30,922	28,675	8,138	13,192	—	80,927
Operating Income	40,236	21,562	1,372	(4,204)	(15,029)	43,937
Depreciation Expense	—	—	766	—	4,164	4,930
Interest Expense	—	—	—	—	5,251	5,251
Interest Income	—	—	(8)	—	(793)	(801)
2005 ACTUAL
Total Assets	—	—	7,169	—	286,525	293,694
Net Revenue	27,746	35,905	10,026	19,885	(528)	93,034
Operating Income	11,131	24,557	2,206	(3,663)	(21,301)	12,930
Depreciation Expense	—	—	782	—	6,488	7,270
Interest Expense	—	—	—	—	11,544	11,544
Interest Income	—	—	(1)	—	(656)	(657)
2006 ACTUAL
Total Assets	—	—	6,357	—	267,003	273,360
Net Revenue	46,570	29,707	3,527	36,179	(2,533)	113,450
Operating Income	33,321	23,947	(2,994)	4,748	(53,555)	5,467
Depreciation Expense	—	—	776	—	17,003	17,779
Interest Expense	—	—	—	—	26,840	26,840
Interest Income	—	—	—	—	(442)	(442)
NOTE 13 — CONSOLIDATING INFORMATION
In connection with IMG Resort and Casino’s issuance in November 2003 of $200,000,000 of 12% senior notes, IMG Resort and Casino and the Resorts (the “wholly-owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort Project and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes. A final certificate of completion and acceptance has not been issued pending the successful completion of identified incomplete items.

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11,111,229	$5,657,143	$—	$16,768,372
Restricted cash and cash equivalents	18,171,534	—	—	18,171,534
Accounts receivable	4,421	560,999	—	565,420
Inventories	—	809,789	—	809,789
Prepaid expenses	334,660	38,114	—	372,774

Total current assets	29,621,844	7,066,045		36,687,889

Fixed Assets	2,371,311	297,948,825	—	300,320,136
Depreciation	(251,806)	(71,133,856)	—	(71,385,662)
Net fixed assets	2,119,505	226,814,969	—	228,934,474

Non-Current Assets
Other Assets	50,000	(7,997)	—	42,003
Capitalized interest	—	—	—	—
Deferred financing costs	7,695,897	—	—	7,695,897
Advances to Subsidiaries	186,971,842	42,824,251	(229,796,093)	—
Investment in Subsidiaries	75,288,309	—	(75,288,309)	—

Total Assets	$301,747,397	$276,697,268	$(305,084,402)	$273,360,263

Accounts Payable and other short term liabilities	$2,606,670	$—	$—	$2,606,670
Construction accounts payable	2,274,874	—	—	2,274,874
Accrued expenses	11,090,735	(330,391)	—	10,760,344
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	815	371,655	—	372,470
Current portion of long-term debt	3,039,808	210,521	—	3,250,329

Total current liabilities	30,212,902	251,785		30,464,687

Non-Current Liabilities
Advances from subsidiaries	29,885,898	199,910,195	(229,796,093)	—
Long-term debt, net of current portion	210,283,170	1,246,979	—	211,530,149

Total liabilities	270,381,970	201,408,959	(229,796,093)	241,994,836

Contributed Capital	52,633,096	(19,109,994)	19,109,994	52,633,096
Retained earnings (deficit)	(21,267,669)	94,398,303	(94,398,303)	(21,267,669)

Total equity	31,365,427	75,288,309	(75,288,309)	31,365,427

Total liabilities and equity	$301,747,397	$277,497,268	$(305,084,402)	$273,360,263

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Years Ended April 30, 2006

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$76,476,004	$—	$76,476,004
Hotel	—	10,860,411	—	10,860,411
Food and Beverage	—	12,260,170	—	12,260,170
Recreation and other	—	16,620,951	—	16,620,951

Gross Revenue	—	116,217,536	—	116,217,536

Less-Promotional Allowances	—	2,766,644	—	2,766,644

Net Revenue	—	113,450,892	—	113,450,892

Operating Expenses
Gaming	—	27,179,353	—	27,179,353
Hotel expenses	—	5,180,746	—	5,180,746
Food and beverage	—	15,728,649	—	15,728,649
Recreation and other	—	12,378,385	—	12,378,385
Marketing	—	8,919,685	—	8,919,685
General and administrative	7,905,503	7,807,387	—	15,712,890
Health Insurance — Medical	—	2,014,038	—	2,014,038
Mescalero Apache pension	—	—	—	—
Mescalero Apache Telecom	—	144,813	—	144,813
Tribal Regulatory Fees	—	2,945,629	—	2,945,629
Depreciation and amortization	—	17,779,316	—	17,779,316

Total Operating Expenses	7,905,503	100,078,001	—	107,983,504

Operating Income (Loss)	(7,905,503)	13,372,891	—	5,467,388

Other Income (Expense)
Interest Income	442,172	—	—	442,172
Interest Expense	(26,840,510)	—	—	(26,840,510)
Income from subsidiaries	13,372,891	—	(13,372,891)	—
Other income (expense)	(336,719)	—	—	(336,719)

Total Other Income (expense)	(13,362,166)	—	(13,372,891)	(26,735,057)

Net Income (Loss)	$(21,267,669)	$13,372,891	$(13,372,891)	$(21,267,669)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended April 30, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,267,669)	$13,372,891	$(13,372,891)	$(21,267,669)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:				—
Depreciation and amortization	—	17,779,316	—	17,779,316
Amortization of deferred finance costs	1,625,244	—	—	1,625,244
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable, net of allowance	376,446	(364,390)	—	12,056
Inventories	—	619,717	—	619,717
Prepaid expenses	765,487	(278,072)	—	487,415
Other long term assets	74,991	78,219	—	153,210
Accounts payable	(66,837)	—	—	(66,837)
Accrued expenses	4,174,122	(4,418,990)	—	(244,868)
Deposits and advance payments	—	(624,895)	—	(624,895)
Interest payable	—	(450)	—	(450)

Net cash provided by (used in) operating activities	(14,318,216)	26,163,346	(13,372,891)	(1,527,761)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(16,160,575)	1,391,482	(14,769,093)
Construction accounts payable	(5,870,860)	—	—	(5,870,860)
Investment in subsidiaries	(13,372,891)	—	13,372,891	—

Net cash used by investing activities	(19,243,751)	(16,160,575)	14,764,373	(20,639,953)

Cash flows from financing activities:
Cash held from construction payments	17,699,152	—	—	17,699,152
Advances to (from) affiliates	18,859,985	(17,468,503)	(1,391,482)	—
Principal borrowings on long-term debt	15,420,363	—	—	15,420,363
Principal payments on long-term debt, net	(2,321,009)	(70,687)	—	(2,391,696)
Distributions to Mescalero Apache Tribe	(5,510,254)	—	—	(5,510,254)

Net cash used by (provided by) financing activities	44,148,237	(17,539,190)	(1,391,482)	25,217,565

Net (decrease) increase in cash and cash equivalents	10,586,270	(7,536,419)	—	3,049,851

Cash and cash equivalents, beginning of period	524,959	13,193,562	—	13,718,521

Cash and cash equivalents, end of period	$11,111,229	$5,657,143	$—	$16,768,372

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2005

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,959	$13,193,562	$—	$13,718,521
Restricted cash and cash equivalents	35,870,686	—	—	35,870,686
Accounts receivable, net	380,867	196,609	—	577,476
Inventories	—	1,429,506	—	1,429,506
Prepaid expenses	765,487	94,702	—	860,189

Total current assets	37,541,999	14,914,379	—	52,456,378

NON CURRENT ASSETS:
Advanced to affiliates	205,038,001	32,516,495	(237,554,496)	—
Property, plant and equipment, net	—	231,721,074	—	231,721,074
Other Assets	124,991	70,222	—	195,213
Deferred Financing Costs	9,321,141	—	—	9,321,141
Investments in affiliates	44,097,873	—	(44,097,873)	—
TOTAL ASSETS	$296,124,005	$279,222,170	$(281,652,369)	$293,693,806

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable and other short-term liabilities	$2,673,507	$—	$—	$2,673,507
Construction Payables	8,145,734	—	—	8,145,734
Accrued payables	6,916,507	4,088,705	—	11,005,212
Accrued interest	11,200,000	450	—	11,200,450
Deposits and advance payments	—	997,365	—	997,365
Current portion of long-term debt	—	254,007	—	254,007

Current liabilities	28,935,748	5,340,527	—	34,276,275

LONG TERM DEBT AND NOTES
Advances from affiliates	9,043,808	228,510,688	(237,554,496)	—
Long-term debt, net of current portion	200,001,099	1,273,082	—	201,274,181

Long Term Liabilities	209,044,907	229,783,770	(237,554,496)	201,274,181

Total Liabilities	237,980,655	235,124,297	(237,554,496)	235,550,456

EQUITY:
Contributed capital	58,143,350	20,166,161	(20,166,161)	58,143,350
Retained Earnings	—	23,931,712	(23,931,712)	—

TOTAL EQUITY	58,143,350	44,097,873	(44,097,873)	58,143,350

TOTAL LIABILITIES AND EQUITY	$296,124,005	$279,222,170	$(281,652,369)	$293,693,806

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2005

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$64,254,312	$—	$64,254,312
Food and beverage	1,608	6,367,386	—	6,368,994
Rooms	—	1,168,484	—	1,168,484
Recreation and other	—	23,012,602	—	23,012,602
Gross revenues	1,608	94,802,784	—	94,804,392

Less-promotional allowances	11,820	1,758,642	—	1,770,462

Net revenue	(10,212)	93,044,142	—	93,033,930

Operating costs and expenses:
Gaming	257,934	25,507,235	—	25,765,169
Food and beverage	202,922	7,070,746	—	7,273,668
Hotel Expenses	—	651,118	—	651,118
Recreation and other	760	15,434,056	—	15,434,816
General and administrative	2,191,613	4,781,674	—	6,973,287
Marketing		2,867,696	—	2,867,696
Pension (allocated by related party)	275,675	1,013,940	—	1,289,615
Gaming regulatory commission	—	—	—	—
fees (charged by related party)	24,952	2,590,823	—	2,615,775
Insurance (allocated by related party)	178,660	1,229,504	—	1,408,164
Telecommunication (fm related party)	173,056	58,536	—	231,592
Pre-opening costs and expenses	5,228,268	3,095,662	—	8,323,930
Depreciation and amortization	37,590	7,231,988	—	7,269,578

Total operating expenses	8,571,430	71,532,978	—	80,104,408

Income(loss) from operations	(8,581,642)	21,511,164	—	12,929,522

Other income (expense):
Interest income	640,139	16,971	—	657,110
Interest expense	(11,154,441)	(389,419)	—	(11,543,860)
Other income	94,580	2,440	—	97,020
Income from affiliates	21,141,156	—	(21,141,156)	—

Non Operating Income (Expenses)	10,721,434	(370,008)	(21,141,156)	(10,789,730)

Net Income	$2,139,792	$21,141,156	$(21,141,156)	$2,139,792

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended April 30, 2005

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,139,792	$21,141,156	$(21,141,156)	$2,139,792
Adjustments to reconcile net income to net Cash (used in) operating activities:
Depreciation and amortization	—	7,269,578	—	7,269,578
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	533,514	—	533,514
Accounts receivable, net of allowance	(380,867)	(164,043)	—	(544,910)
Inventories	4,869	(465,790)	—	(460,921)
Prepaid revenue sharing fees	—	4,218,673	—	4,218,673
Prepaid expenses	(709,682)	311,547	—	(398,135)
Other long term assets	(124,991)	6,690	—	(118,301)
Accounts payable	2,673,507	(612,873)	—	2,060,634
Accrued expenses	5,939,201	(683,492)	—	5,255,709
Accrued revenue sharing and regulatory fees	—	(22,572,558)	—	(22,572,558)
Accrued interest payable	(800,000)	(47,928)	—	(847,928)
Deposits and advance payments	—	330,265	—	330,265

Net cash provided (used in) by operating activities	8,741,829	9,264,739	(21,141,156)	(3,134,588)

Cash flows from investing activities:
Investment in subsidiaries	(21,141,156)		21,141,156	—
Construction in progress accounts payable	(5,463,633)			(5,463,633)
Purchase of property, plant and equipment	113,112,297	(201,773,446)	—	(88,661,149)

Net cash provided (used in) by investing activities	86,507,508	(201,773,446)	21,141,156	(94,124,782)

Cash flows from financing activities:
Deferred financing costs	1,708,352	—	—	1,708,352
Cash held for construction payments	96,893,043	—	—	96,893,043

Advances to (from) affiliates	(197,010,831)	197,010,831	—	—
Principal borrowings (payments) on long-term debt, net	1,099	(419,505)	—	(418,406)
Distributions to Mescalero Apache Tribe	(6,316,000)	(6,684,000)	—	(13,000,000)
Contributions from Mescalero Apache Tribe	9,999,959	—	—	9,999,959

Net cash used in (provided by) financing activities	(94,724,378)	189,907,326	—	95,182,948

Net increase (decrease) in cash and cash equivalents	524,959	(2,601,381)	—	(2,076,422)

Cash and cash equivalents, beginning of year	—	15,794,943	—	15,794,943

Cash and cash equivalents, end of year	$524,959	$13,193,562	$—	$13,718,521

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2004

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$15,794,943	$—	$15,794,943
Restricted cash and cash equivalents	132,763,729	533,514	—	133,297,243
Accounts receivable, net	—	32,566	—	32,566
Inventories	4,869	963,716	—	968,585
Prepaid Revenue Sharing	—	4,218,673	—	4,218,673
Prepaid other	55,805	406,249	—	462,054
Deferred financing cost, net	1,625,244	—	—	1,625,244

Total current assets	134,449,647	21,949,661		156,399,308

Advances to Affiliates	12,869,591	10,982,199	(23,851,790)	—
Property, plant and equipment, net	113,112,297	37,217,206	—	150,329,503
Long-term deferred financing expenses	9,404,249	—	—	9,404,249
Other long term assets	—	76,912	—	76,912
Investment in subsidiaries	29,640,717	—	(29,640,717)	—

Total Assets	$299,476,501	$70,225,978	$(53,492,507)	$316,209,972

Accounts Payable and other short term liabilities	$—	$612,873	$—	$612,873
Construction in progress accounts payable	13,609,367	—	—	13,609,367
Accrued expenses	977,306	4,342,424	2,331	5,322,061
Accrued revenue sharing and regulatory fees	—	23,000,000	—	23,000,000
Accrued interest	12,000,000	48,378	—	12,048,378
Deposits and advance payments	—	667,100	—	667,100
Current portion of long-term debt	—	252,053	—	252,053

Total current liabilities	26,586,673	28,922,828	2,331	55,511,832

Advances from affiliates	13,886,229	9,967,892	(23,854,121)	—
Long-term debt, net of current portion	200,000,000	1,694,541	—	201,694,541

Total liabilities	240,472,902	40,585,261	(23,851,790)	257,206,373

Contributed Capital	56,113,676	20,166,161	(20,166,161)	56,113,676
Retained earnings	2,889,923	9,474,556	(9,474,556)	2,889,923

Total equity	59,003,599	29,640,717	(29,640,717)	59,003,599

Total liabilities and equity	$299,476,501	$70,225,978	$(53,492,507)	$316,209,972

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended April 30, 2004

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$60,277,052	$—	$60,277,052
Food and Beverage	5,691	5,608,981	—	5,614,672
Recreation and other	70	16,471,820	—	16,471,890

Gross Revenue	5,761	82,357,853	—	82,363,614

Less-Promotional Allowances	756,701	680,428	—	1,437,129

Net Revenue	(750,940)	81,677,425	—	80,926,485

Operating Expenses
Gaming	2,157,633	23,248,028	—	25,405,661
Reversal of accrued fees	—	(27,136,255)	—	(27,136,255)
Food and beverage	704,864	5,882,608	—	6,587,472
Rooms	—	119,722	—	119,722
Recreation and other	471,800	10,229,699	—	10,701,499
General and administrative	5,866,274	362,950	—	6,229,224
Marketing	—	2,808,591	—	2,808,591
Insurance	157,333	745,288	—	902,621
Pension	410,231	1,476,102	—	1,886,333
Tribal Regulatory	505,032	687,979	—	1,193,011
MATI Telephone	40,006	249,176	—	289,182
Pre-opening	1,263,138	1,808,844	—	3,071,982
Depreciation	—	4,930,236	—	4,930,236

Total Operating Expenses	11,576,311	25,412,968	—	36,989,279

Operating Income (loss)	(12,327,251)	56,264,457	—	43,937,206

Other Income (Expense)
Interest Income	767,698	33,568	—	801,266
Interest Expense	(5,100,317)	(151,370)	—	(5,251,687)
Income from subsidiaries	56,404,753	—	(56,404,753)	—
Other Income	—	258,098	—	258,098

Total Other Income (Expense)	52,072,134	140,296	(56,404,753)	(4,192,323)

Net Income	$39,744,883	$56,404,753	$(56,404,753)	$39,744,883

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended April 30, 2004

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39,744,883	$56,404,753	$(56,404,753)	$39,744,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		4,930,236	—	4,930,236
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	(58,265)	—	(58,265)
Accounts receivable, net of allowance	75,635	67,461	—	143,096
Inventories	(4,869)	(108,187)	—	(113,056)
Prepaid revenue sharing fees	4,448	(4,223,121)	—	(4,218,673)
Prepaid expenses	—	(173,056)	—	(173,056)
Other long term assets	—	(60,911)	—	(60,911)
Accounts payable	—	(797,598)	—	(797,598)
Accrued expenses	—	3,571,823	—	3,571,823
Accrued revenue sharing and regulatory fees	—	(16,821,082)	—	(16,821,082)
Accrued interest payable	12,000,000	48,378	—	12,048,378
Deposits and advance payments	—	(82,408)	—	(82,408)

Net cash provided by operating activities	51,820,097	42,698,023	(56,404,753)	38,113,367

Cash flows from investing activities:
Investment in subsidiaries	(56,404,753)	—	56,404,753	—
Construction in progress accounts payable	6,453,445	—	—	6,453,445
Purchase of property, plant and equipment	(107,755,396)	752,297	—	(107,003,099)

Net cash used by investing activities	(157,706,704)	752,297	56,404,753	(100,549,654)

Cash flows from financing activities:
Deferred financing costs	(10,929,493)			(10,929,493)
Cash held for construction payments	(132,763,729)			(132,763,729)
Cash proceeds from the issuance of notes	200,000,000			200,000,000
Principal borrowings(payments)on long-term debt, net		(5,506,865)		(5,506,865)
Distributions to Mescalero Apache Tribe		(13,170,204)		(13,170,204)
Contributions from Mescalero Apache Tribe	49,568,542	(18,298,943)	—	31,269,599

Net cash used by(provided by)financing activities	105,875,320	(36,976,012)	—	68,899,308

Net increase(decrease)in cash and cash equivalents	(11,287)	6,474,308	—	6,463,021

Cash and cash equivalents, beginning of year	11,287	9,320,635	—	9,331,922

Cash and cash equivalents, end of year	$—	$15,794,943	$—	$15,794,943

INDEX TO EXHIBITS

10.4	Employment Agreement dated September 12, 2005, between the Mescalero Apache Tribe and Lance Kintz (filed herewith).

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).