Form 10-Q
period 2006-07-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2006-09-14
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 333-113140
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
(Exact name of registrant as specified in its charter)

Not Applicable	75-3158926
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

287 Carrizo Canyon Road
Mescalero, New Mexico	88340
(Address of principal executive offices)	(Zip Code)
(505) 464-7004
(Registrant’s telephone number, including area code)
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
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2006

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	July 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,970,144	$16,768,372
Restricted cash and cash equivalents	18,227,531	18,171,534
Accounts receivable, net of allowance for doubtful accounts	853,617	565,420
Inventories	697,876	809,789
Prepaid expenses	741,595	372,774

Total current assets	33,490,763	36,687,889

NON CURRENT ASSETS:
Property, plant and equipment,	301,063,190	300,320,136
Accumulated depreciation and amortization	(75,896,761)	(71,385,662)

Property, plant and equipment, net	225,166,429	228,934,474
Deferred financing cost	7,289,586	7,695,897
Other long-term assets	50,000	42,003

Total assets	$265,996,778	$273,360,263

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and other short-term liabilities	$1,970,306	$2,606,670
Construction accounts payable	2,274,874	2,274,874
Accrued expenses	11,350,762	10,760,344
Accrued interest	5,200,000	11,200,000
Deposits and advance payments	969,548	372,470
Current portion of long-term debt	4,294,676	3,250,329

Total current liabilities	26,060,166	30,464,687

NON CURRENT LIABILITIES:
Long-term debt, net of current portion	210,653,475	211,530,149

Total liabilities	236,713,641	241,994,836

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
Contributed capital	51,388,249	52,633,096
Retained Earnings (deficit)	(22,105,112)	(21,267,669)

Total equity	29,283,137	31,365,427

Total liabilities and equity	$265,996,778	$273,360,263

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended
	July 31, 2006	July 31, 2005
Revenues:
Gaming	$20,702,932	$22,027,349
Hotel	3,689,635	2,911,685
Food and Beverage	3,449,483	3,456,576
Recreation and other	4,673,607	3,178,444

Gross Revenue	32,515,657	31,574,054

Less-Promotional Allowances	334,465	945,570

Net Revenue	32,181,192	30,628,484

Operating Expenses
Gaming	4,684,452	4,387,818
Hotel expenses	1,334,204	1,425,997
Food and beverage	3,884,054	5,051,823
Recreation and other	3,872,377	2,901,636
Marketing and Advertising	2,517,383	2,284,675
General and administrative	4,412,787	7,206,324
Health Insurance – Medical	530,986	516,541
Mescalero Apache Telecom	64,536	57,626
Tribal Regulatory Fees	600,000	962,294
Depreciation and amortization	4,511,099	4,765,225

Total Operating Expenses	26,411,878	29,559,959

Operating Income (Loss)	5,769,314	1,068,525

Other Income (Expense)
Interest Income	81,998	174,783
Interest Expense	(6,688,173)	(6,607,147)
Other expense	(582)	(302,444)

Total Other Income (expense)	(6,606,757)	(6,734,808)

Net loss	$(837,443)	$(5,666,283)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended July 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(837,443)	$(5,666,283)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,191,638	5,285,048
Changes in assets and liabilities:
Disposal fixed assets	7,439	—
Restricted cash and cash equivalents	—	340,742
Accounts receivable, net of allowance	(288,197)	(304,020)
Inventories	111,913	223,840
Prepaid expenses	(368,821)	571,549
Other long-term assets	(7,997)	(53,055)
Accounts payable	(636,364)	(760,976)
Accrued expenses	1,187,496	(961,344)
Accrued interest payable	(6,000,000)	(5,967,179)

Net cash used in operating activities	(1,640,336)	(7,291,678)

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,781)	(9,905,741)
Construction accounts payable	—	286,956

Net cash used in investing activities	(40,781)	(9,618,785)

Cash flows from financing activities:
Cash held for construction payments	(55,997)	11,167,345
Principal borrowings (payments) on long-term debt	(816,267)	14,478,673
Distributions to Mescalero Apache Tribe	(1,244,847)	(2,308,800)

Net cash provided by financing activities	(2,117,111)	23,337,218

Net increase (decrease) in cash and cash equivalents	(3,798,228)	6,426,755

Cash and cash equivalents, beginning of year	16,768,372	13,718,521

Cash and cash equivalents, end of year	$12,970,144	$20,145,276

Supplemental cash flow information:
Cash paid for interest	$12,688,173	$12,136,517

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$983,940	$422,850

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Operations
The Inn of the Mountain Gods Resort and Casino and subsidiaries (“IMG Resort and Casino”), an unincorporated enterprise of the Mescalero Apache Tribe (the “Tribe”), was established April 30, 2003 by the Tribe and manages and owns all resort, hotel and gaming enterprises of the Tribe including the Inn of the Mountain Gods Resort and Casino (the “Resort”), a gaming, hotel and resort complex opened on March 15, 2005, and its wholly owned subsidiaries, each of which is an unincorporated enterprise of the Tribe: Casino Apache (the “Casino Apache Enterprise”), which owned and operated the Tribe’s former casino, Casino Apache, closed in February 2005; Casino Apache Travel Center (the “Travel Center”), which owns the Tribe’s second casino facility opened in May 2003 (the “Travel Center Casino”); Ski Apache (the “Ski Apache”), which owns the Tribe’s ski resort, Ski Apache (the “the Ski Apache Resort”); and Inn of the Mountain Gods (the “Inn”), which owned the Tribe’s former resort hotel, Inn of the Mountain Gods (the “Inn Hotel”). The Tribe is the sole owner of IMG Resort and Casino. IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.
The Resort, which opened for commercial business on March 15, 2005, is located on tribal land in Mescalero, New Mexico and consists of a casino (“the Inn of the Mountain Gods Casino”) offering Class III gaming as defined by the Indian Gaming Regulatory Act (“IGRA”) and a 273 luxury room resort hotel. The Travel Center Casino, which opened for business on May 22, 2003, also offers Class III gaming as defined by IGRA, on tribal land in Mescalero. Ski Apache operates the Ski Apache Resort, a ski resort located within the Tribe’s reservation in Mescalero and on the U.S. Forest Service land.
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at July 31, 2006 and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2006.
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
Inventories
Inventories consist of food and beverage items, fuel, retail merchandise in the golf and pro shop, ski shop, gift shops and other miscellaneous items, parts and supplies. All inventories are stated at the lower of cost or market. Casino Apache and Ski Apache inventories are determined using the first-in, first-out method. IMG Resort and Casino maintains an inventory reserve which is based on management’s estimate of the reduction in carrying value of inventory due to obsolescence, shrinkage and other reductions.
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $7.3 million as of July 31, 2006 and $7.7 million as of April 30, 2006.

Impairment of Long Lived Assets
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Under the provisions of Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino’s senior notes, and capital leases, fair value at July 31, 2006 was approximately $208 million and $216 million at April 30, 2006.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, and (ii) forgiveness of debt from the Inn to the Tribe.
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
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were approximately $558,207 and $2.3 million for the three months ended July 31, 2006 and July 31, 2005.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled $1,028,372 at April 30, 2006 and $(79,940) at July 31, 2005.
Emerging Issues Task Force (“EITF”) Issue No. 00-14, Accounting for Certain Sales Incentives requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino’s accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Preproducts, or Services to be delivered in the future. Effective October 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Quarter Ended July 31,
	2006	2005
Rooms	$182,733	$—
Food and beverage	162,857	354,547
Other	2,730	(290,936)

	$348,320	$63,611

Compensated Absences
Compensated absences are included in accrued expenses. The personnel policies allow the workforce to accrue annual leave as follows:
•	One week of annual leave after one year of employment.

•	Two weeks of annual leave after two years of employment.

•	Three weeks of annual leave after three years of employment.

•	Four weeks of annual leave after fifteen years of employment.
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
Sick leave had previously been accrued at 2.1 hours per pay period after 90 days of employment and 3.1 hours after three years of employment. Personnel were not compensated for accrued sick leave on termination. The IMG Management team adopted a new compensated absence plan for the period ended April 30, 2006 that combines annual leave and sick leave together as a paid time off plan. The new policy has a maximum accrual per employee of 216 hours, and a maximum accrual of 8.3 hours per biweekly pay period, down from a previous maximum of 9.3 hours per pay period.
Marketing and Advertising Costs
IMG Resort and Casino’s marketing and advertising costs to outside parties are expensed as incurred and for the three months ended July 31, 2006 and 2005 were $1.9 million and $1.8 million respectively.
Tribal Taxes
IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the

Tribe. IMG Resort and Casino has recorded $600,000 and $962,328 in expenses for taxes payable to the Tribe for the three months ended July 31, 2006 and July 31, 2005, respectively.
Classification of Departmental Costs
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
Capitalization of Interest
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
NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS
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
The allowance for doubtful accounts was $333,574 as of July 31, 2006 and $240,362 as of April 30, 2006.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS
Restricted cash and equivalents consists of the following :

	July 31, 2006	April 30, 2006
Interest reserve	$22,949	$22,881
Construction reserve	15,865,605	15,818,236
Construction retainage	2,338,977	2,330,417

Total restricted cash	$18,227,531	$18,171,534

NOTE 4—INVENTORIES
Inventories consist of the following as of,

	July 31, 2006	April 30, 2006
Food and beverage	$330,618	$259,580
Golf and pro shop	180,698	134,377
Gift shops, fuel and other,	345,659	567,577
Reserves	(159,099)	(151,745)

Inventories- Net of Reserves	$697,876	$809,789

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	July 31, 2006	April 30, 2006
Land	$538,894	$538,894
Buildings, lifts and snowmaking equipment	217,928,997	217,928,997
Non-gaming equipment, furniture and other	50,905,859	51,167,661
Gaming equipment	22,453,709	21,469,769
Leasehold and land improvements, lake and golf course	6,842,477	6,842,477

Subtotal	298,669,936	$297,947,798
Less accumulated depreciation and amortization	(75,896,761)	(71,385,662)

Property, plant and equipment, net	222,773,175	226,562,136
Construction in progress (CIP)	2,393,254	2,372,338

Net Property, plant and equipment	$225,166,429	$228,934,474

NOTE 6—LONG-TERM DEBT
On November 3, 2003, IMG Resort and Casino issued $200.0 million of its 12% Senior Notes (the “Notes”). The Notes bear interest at 12% per year, payable on May 15 and November 15 of each year, beginning on May 15, 2004. The Notes will mature on November 15, 2010. The Notes may be redeemed at any time on or after November 15, 2007 at fixed redemption prices plus accrued and unpaid interest, if any. If a change in control occurs, holders of the notes will have the right to require the repurchase of their Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The Notes are guaranteed by all of IMG Resort and Casino’s subsidiaries.
Until the issuance of a final certificate of completion of the Resort, the Notes and guarantees are secured by a first priority security interest in certain collateral accounts and bank accounts of IMG Resort and Casino and the guarantors, which had an aggregate balance of approximately $31.1 million at July 31, 2006. The general unsecured obligations of IMG Resort and Casino will rank equal in rights of payment to all of its existing future and senior unsecured obligations and senior in right of payment to any obligations that are by their terms subordinated to the Notes and are effectively subordinated to its secured obligations to the extent of the assets securing those obligations.
IMG Resort and Casino received its final certificate of completion. The construction project was signed off and accepted on August 17, 2006.
The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors’ ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. IMG Resort and Casino is in compliance with all covenants required in the Notes.
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of July 31, 2006, $12.4 million is drawn against this facility to finance the purchases of furniture, fixtures and equipment in which a lien is held.
Long-term debt is summarized as follows:

	July 31, 2006	April 30, 2006
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000

Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,325,251	1,457,501

Capital Equipment Loans with Key Equipment. Five (5) year term, 7.65% interest	12,415,338	13,099,354

Short-Term Notes, up to 8% imputed interest	1,207,562	223,623

	214,948,151	214,780,478

Less current portion	(4,294,676)	(3,250,329)

Long-term portion	$210,653,475	$211,530,149

The maturities of long-term debt as of July 31, 2006 are as follows (in thousands):

2007 (nine months)	$4,295
2008	3,331
2009	3,598
2010	203,352
2011	327
2012+	45

$214,948

Total interest incurred for the three months ended July 31, 2006 and 2005 was $7.0 million and $7.0 million, respectively.

NOTE 7—GAMING REVENUE SHARING AND REGULATORY FEES
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
NOTE 9—RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the three months ended July 31, 2006 and 2005.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $700,000 and $700,000 for 2006 and 2005, respectively.
The Tribe maintains workers’ compensation insurance coverage under a retrospective rated policy whereby premiums are accrued based on the loss experience of the Tribe and its various enterprises. IMG Resort and Casino’s employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe, IMG Resort and Casino has not provided an estimate for losses that may result in premium adjustments at the end of the coverage period.
Management of the Tribe, the IMG Resort and Casino and the Resorts have monitored their claims and loss experiences. Workers’ compensation insurance coverage, combined with the Tribe and IMG’s causality and liability claims have been below policy plans, and properly accrued for.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Legal Matters
IMG Resort and Casino is involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect IMG Resort and Casino’s financial position or the results of its operations.

Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a quarterly occupancy fee based on revenue and gross fixed assets. Occupancy fee for the three months ended July 31, 2006 and July 31, 2005 were $0 and $500 respectively.
Construction Agreement
In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance has been issued following the successful completion of identified incomplete items on August 17, 2006. At July 31, 2006 a total of $2.3 million in retainage remains outstanding in a reserve cash account with the trustee and will be disbursed following the issuance of the final completion certificate. In addition, the original contract was amended to include approximately $3.0 million of additional (primarily HVAC) equipment and excavation work.
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
NOTE 11—RELATED-PARTY TRANSACTIONS
The Tribe operates other entities and enterprises in various industries, including telecommunication, timber and forest products, gas and convenience store; in addition, the Tribe has a housing authority, school and nursing facility. Financial results of the Tribe and its other enterprises and entities are not included in these consolidated financial statements.
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $34,000 and $54,000 for the three months ended July 31, 2006 and 2005, respectively, for such services.
NOTE 12—OPERATING SEGMENTS
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
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
$(000s)

	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
July 31, 2006
Net Revenue	$12,567	$8,143	$3	$11,814	$(346)	$32,181
Operating Income	9,371	6,524	(787)	2,712	(12,051)	5,769
Depreciation Expense	—	—	—	193	4,999	5,192
Interest Expense	—	—	—	—	(6,688)	(6,688)
Interest Income	—	—	—	—	82	82
July 31, 2005
Net Revenue	$13,798	$8,025	$—	$8,445	$—	$30,268
Operating Income	9,966	6,464	(908)	223	(16,750)	1,069
Depreciation Expense	—	—	199	—	5,086	5,285
Interest Expense	—	—	—	—	6,607	6,607
Interest Income	—	—	—	—	175	175
NOTE 13—CONSOLIDATING INFORMATION
In connection with IMG Resort and Casino’s issuance in November 2003 of $200.0 million of 12% senior notes, IMG Resort and Casino’s subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (the “wholly-owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the 12% senior notes. These guarantees are secured only until the completion of the Resort and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the 12% senior subordinated notes.
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
The following consolidating information is presented as of July 31, 2006 and as of April 30, 2006 and for the three months ended July 31, 2006 and 2005.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of July 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$6,007,843	$6,962,301	$—	$12,970,144
Restricted cash and cash equivalents	18,227,531	—	—	18,227,531
Accounts receivable	141,735	711,882	—	853,617
Inventories	—	697,876	—	697,876
Prepaid expenses	699,689	41,906	—	741,595

Total current assets	25,076,798	8,413,965		33,490,763

Fixed Assets	2,392,226	298,670,964	—	301,063,190
Depreciation	(251,806)	(75,644,955)	—	(75,896,761)

Net fixed assets	2,140,420	223,026,009	—	225,166,429

Non-Current Assets
Other Assets	50,000	—	—	50,000
Capitalized interest	—	—	—	—
Deferred financing costs	7,289,586	—	—	7,289,586
Advances to Subsidiaries	198,368,492	47,378,638	(245,747,130)	—
Investment in Subsidiaries	74,357,968	—	(74,357,968)	—

Total Assets	$307,283,264	$278,818,612	$(320,105,098)	$265,996,778

Accounts Payable and other short term liabilities	$1,970,306	$—	$—	$1,970,306
Construction accounts payable	2,274,874	—	—	2,274,874
Accrued expenses	10,684,673	666,089	—	11,350,762
Accrued interest	5,200,000	—	—	5,200,000
Advanced deposits	812	968,736	—	969,548
Current portion of long-term debt	4,078,026	216,650	—	4,294,676

Total current liabilities	24,208,691	1,851,475		26,060,166

Non-Current Liabilities
Advances from subsidiaries	44,246,561	201,500,569	(245,747,130)	—
Long-term debt, net of current portion	209,544,875	1,108,600	—	210,653,475

Total liabilities	278,000,127	204,460,644	(245,747,130)	236,713,641

Contributed Capital	51,388,249	(19,109,994)	19,109,994	51,388,249

Retained Earnings (deficit)	(22,105,112)	93,467,962	(93,467,962)	(22,105,112)

Total equity	29,283,137	74,357,968	(74,357,968)	29,283,137

Total liabilities and equity	$307,283,264	$278,818,612	$(320,105,098)	$265,996,778

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 31, 2006

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations		Consolidated
Revenues:
Gaming	$—	$20,702,932	$		$20,702,932
Hotel	—	3,689,635		—	3,689,635
Food and Beverage	—	3,449,483		—	3,449,483
Recreation and other	12,693	4,660,914		—	4,673,607

Gross Revenue	12,693	32,502,964		—	32,515,657

Less -Promotional Allowances	43	334,422		—	334,465

Net Revenue	12,650	32,168,542		—	32,181,192

Operating Expenses
Gaming	75,569	4,608,883		—	4,684,452
Hotel expenses	—	1,334,204		—	1,334,204
Food and beverage	—	3,884,054		—	3,884,054
Recreation and other	—	3,872,377		—	3,872,377
Marketing	—	2,517,383		—	2,517,383
General and administrative	1,557,421	2,855,366		—	4,412,787
Health Insurance — Medical	—	530,986		—	530,986
Mescalero Apache Telecom	—	64,536		—	64,536
Tribal Regulatory Fees	—	600,000		—	600,000
Depreciation and amortization	—	4,511,099		—	4,511,099

Total Operating Expenses	1,632,990	24,778,888		—	26,411,878

Operating Income (Loss)	(1,620,340)	7,389,654		—	5,769,314

Other Income (Expense)
Interest Income	81,998	—		—	81,998
Interest Expense	(6,688,173)	—		—	(6,688,173)
Income from subsidiaries	7,389,654	—		(7,389,654)	—
Other income (expense)	(582)	—		—	(582)

Total Other Income (expense)	782,897	—		(7,389,654)	(6,606,757)

Net Income (Loss)	$(837,443)	$7,389,654		$(7,389,654)	$(837,443)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended July 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(837,443)	$7,389,654	$(7,389,654)	$(837,443)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	(406,063)	5,597,701	—	5,191,638
Loss on disposal fixed assets	—	7,439	—	7,439
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable, net of allowance	(137,314)	(150,883)	—	(288,197)
Inventories	—	111,913	—	111,913
Prepaid expenses	334,660	(703,481)	—	(368,821)
Other long term assets	—	(7,997)	—	(7,997)
Accounts payable	(636,364)	—	—	(636,364)
Accrued expenses	—	1,187,496	—	1,187,496
Interest payable	(6,000,000)	—	—	(6,000,000)

Net cash provided by (used in) operating activities	(7,682,524)	13,431,842	(7,389,654)	(1,640,336)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(40,781)	—	(40,781)
Investment in subsidiaries	930,342	—	(930,342)	—

Net cash used by investing activities	930,342	(40,781)	1,313,734	(40,781)

Cash flows from financing activities:
Cash held from construction payments	(55,997)	—	—	(55,997)
Advances to (from) affiliates	3,633,657	(11,953,653)	8,319,996	—
Principal borrowings (payments) on debt	(684,017)	(132,250)	—	(816,267)
Distributions to Mescalero Apache Tribe	(1,244,847)	—	—	(1,244,847)

Net cash provided by (used in) financing activities	1,648,796	(12,085,093)	8,319,996	(2,117,111)

Net (decrease) increase in cash and cash equivalents	(5,103,386)	1,305,158	—	(3,798,228)

Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$6,007,843	$6,962,301	$—	$12,970,144

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2006

	IMG Resort	Wholly-owned
	and Casino	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$11,111,229	$5,657,143	$—	$16,768,372
Restricted cash and cash equivalents	18,171,534	0	—	18,171,534
Accounts receivable	4,421	560,999	—	565,420
Inventories	—	809,789	—	809,789
Prepaid expenses	334,660	38,114	—	372,774

Total current assets	29,621,844	7,066,045		36,687,889

Fixed Assets	2,371,311	297,948,825	—	300,320,136
Depreciation	(251,806)	(71,133,856)	—	(71,385,662)

Net fixed assets	2,119,505	226,814,969	—	228,934,474

Non Current Assets
Other Assets	50,000	(7,997)	—	42,003
Capitalized interest	—	—	—	—
Deferred financing costs	7,695,897	—	—	7,695,897
Advances to Subsidiaries	186,971,842	42,824,251	(229,796,093)	—
Investment in Subsidiaries	75,288,309	—	(75,288,309)	—

Total Assets	$301,747,397	$276,697,268	$(305,084,402)	$273,360,263

Accounts Payable and other short term liabilities	$2,606,670	$—	$—	$2,606,670
Construction in progress accounts payable	2,274,874	—	—	2,274,874
Accrued expenses	11,090,735	(330,391)	—	10,760,344
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	815	371,655	—	372,470
Current portion of long-term debt	3,039,808	210,521	—	3,250,329

Total current liabilities	30,212,902	251,785	—	30,464,687

Non Current Liabilities:
Advances from subsidiaries	29,885,898	199,910,195	(229,796,093)	—
Long-term debt, net of current portion	210,283,170	1,246,979	—	211,530,149

Total liabilities	270,381,970	201,408,959	(229,796,093)	241,994,836

Contributed Capital	52,633,096	(19,109,994)	19,109,994	52,633,096
Retained earnings (deficit)	(21,267,669)	94,398,303	(94,398,303)	(21,267,669)

Total equity	31,365,427	75,288,309	(75,288,309)	31,365,427

Total liabilities and equity	$301,747,397	$276,697,268	$(305,084,402)	$273,360,263

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 31, 2005

	IMG Resort	Wholly-owned
	and Casino	Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$22,027,349	$—	$22,027,349
Food and Beverage	—	3,456,576	—	3,456,576
Hotel	—	2,911,685	—	2,911,685
Recreation and other	—	3,178,444		3,178,444

Gross Revenue	—	31,574,054		31,574,054

Less -Promotional Allowances	55	945,515	—	945,570

Net Revenue	(55)	30,628,539		30,628,484

Operating Expenses
Gaming	49,134	4,338,684	—	4,387,818
Hotel expenses	—	1,425,997	—	1,425,997
Food and beverage	30,993	5,020,830		5,051,823
Recreation and other	—	2,901,636	—	2,901,636
Marketing and advertising	—	2,284,675		2,284,675
General and administrative	6,086,842	1,119,482	—	7,206,324
Health Insurance — Medical	258,679	257,862	—	516,541
Mescalero Apache Telecom	57,626	—	—	57,626
Tribal Regulatory Fees	—	962,294	—	962,294
Depreciation and amortization	—	4,765,225	—	4,765,225

Total Operating Expenses	6,483,274	23,076,685	—	29,559,959

Operating Income (Loss)	(6,483,329)	7,551,854	—	1,068,525

Other Income (Expense)
Interest Income	173,523	1,260	—	174,783
Interest Expense	(6,607,147)	—	—	(6,607,147)
Income from subsidiaries	7,553,114	—	(7,553,114)	—
Other income (expense)	(302,444)	—	—	(302,444)

Total Other Income (expense)	817,046	1,260	(7,553,114)	(6,734,808)

Net Income (Loss)	$(5,666,283)	$7,553,114	$(7,553,114)	$(5,666,283)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Quarter Ended July 31, 2005

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(5,666,283)	$7,553,114	$(7,553,114)	$(5,666,283)
Adjustments to reconcile net income to net
Cash (used in) operating activities:
Depreciation and amortization	406,311	4,878,737	—	5,285,048
Changes in assets and liabilities:
Restricted cash and cash equivalents	340,742	—	—	340,742
Accounts receivable, net of allowance	242,720	(546,740)	—	(304,020)
Inventories	—	223,840	—	223,840
Prepaid expenses	765,487	(193,938)	—	571,549
Other long term assets	105,253	(158,308)	—	(53,055)
Accounts payable	(760,976)	—	—	(760,976)
Accrued expenses	(2,961,111)	1,999,767	—	(961,344)
Accrued interest payable	(5,966,729)	(450)	—	(5,967,179)

Net cash provided (used in) by operating activities	(13,494,586)	13,756,022	(7,553,114)	(7,291,678)

Cash flows from investing activities:
Investment in subsidiaries	(7,553,114)	—	7,553,114	—
Construction in progress accounts payable	286,956	—	—	286,956
Purchase of property, plant and equipment	—	(9,905,741)	—	(9,905,741)

Net cash provided (used in) by investing activities	(7,266,158)	(9,905,741)	7,553,114	(9,618,785)

Cash flows from financing activities:
Cash held for construction payments	11,167,345	—	—	11,167,345
Advances to (from) affiliates	3,504,047	(3,504,047)	—	—
Principal borrowings (payments) on long-term debt, net	14,478,673	—	—	14,478,673
Distributions to Mescalero Apache Tribe	(2,308,800)	—	—	(2,308,800)

Net cash used in (provided by) financing activities	26,841,265	(3,504,047)	—	23,337,218

Net increase in cash and cash equivalents	6,080,521	346,234	—	6,426,755

Cash and cash equivalents, beginning of year	524,959	13,193,562	—	13,718,521

Cash and cash equivalents, end of year	$6,605,480	$13,539,796	$—	$20,145,276

NOTE 14—SUBSEQUENT EVENTS
In connection with the IMG Resort and Casino’s issuing $200.0 million of its 12% Senior Notes (“Notes”) pursuant to an underlying Indenture (“Indenture”), IMG Resort and Casino entered into a Cash Collateral and Disbursement Agreement dated November 3, 2003 (the “Cash Collateral Agreement”), by and among U.S. Bank National Association, as disbursement agent, securities intermediary and depositary bank, U.S. Bank National Association, as trustee under the Indenture, Professional Associates Construction Services, Inc., a California corporation, the Tribe and certain unincorporated entities of the Tribe as guarantors pursuant to a certain Guaranty Agreement (“Guarantee”). Pursuant to the Cash Collateral Agreement, certain amounts were placed in reserve accounts (“Collateral Accounts”) (i) to finance the design, development, construction, equipment and operations of phase II of its two-phase construction project, which was comprised of the Inn of the Mountain Gods Resort and Casino, including a casino, hotel and certain related amenities (the “Project”), (ii) for payment of the first three interest payments due on the Notes, (iii) to fund a Compact Dispute Resolution and, after all funds in the Construction Disbursement Account have been exhausted, to finance completion of the Project, including the furnishing, fixturing and equipping thereof, and (iv) from the other accounts established under the Cash Collateral Agreement for the purposes set forth therein. Following the Projection Completion Date, as set forth and defined in the Cash Collateral Agreement, IMG Resort and Casino submitted to the Disbursement Agent, the Trustee and the Independent Construction Consultant a Final Disbursement Request pertaining to the amounts requested for disbursement, together with all required schedules and certifications. The final disbursement was made from the construction reserve account on or about August 17, 2006 in the amount of $13,881,000 to the Tribe and $2,000,000 to Centex/Worth Group, LLC. The Tribe and IMG Resort and Casino has entered into a Settlement and Assignment Agreement (“Settlement Agreement”) dated July 10, 2006 with Centex/Worth Group, LLC, the Contractor of the Project, and Centex Construction, LLC, the Subcontractor of the Project, whereby the Tribe (through the Final Disbursement Request) paid the Contractor $2,000,000 from the construction reserve account to settle certain claims against various parties, including the Subcontractor, and retained $2,180,434 in the construction retainage account pending demand from the Subcontractor as set forth in the Settlement Agreement. In addition, the Tribe and IMG Resort and Casino assigned various causes of action they had against various parties involved with the construction of the Project to the Contractor.
In connection with maintaining the solvency and going concern status of IMG Resort and Casino, as of August 15, 2006, the Tribe approved a working line of credit from the State National Bank Ruidoso in the approximate amount of $5,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Reference in this Quarterly Report on Form 10-Q (this “Form 10-Q” or this “Report”) to (a) the “Tribe” refers to the Mescalero Apache Tribe, a federally recognized Indian tribe, (b) “IMG Resort and Casino” refers to Inn of the Mountain Gods Resort and Casino, a business enterprise of the Tribe, (c) “Casino Apache” refers to Casino Apache, a business enterprise of the Tribe, (d) the “Inn” refers to Inn of the Mountain Gods, a business enterprise of the Tribe, (e) the “Travel Center” refers to Casino Apache Travel Center, a business enterprise of the Tribe and (f) “Ski Apache” refers to Ski Apache, a business enterprise of the Tribe. Each of Casino Apache, the Inn, the Travel Center and Ski Apache is a wholly-owned subsidiary of IMG Resort and Casino. Reference in this Form 10-Q to “we,” “our,” and “us” refer to IMG Resort and Casino.
FORWARD–LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. Statements regarding our expected financial condition, results of operations, business, strategies and financing plans under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q are forward-looking statements. In addition, in those and other portions of this Form 10-Q, the words “anticipate,” “expect,” “plan,” “intend,” “will,” “designed,” “estimate,” “adjust” and similar expressions, as they relate to us or our management, indicate forward-looking statements. These forward-looking statements may prove to be incorrect. Important factors that could cause actual results to differ materially from these forward-looking statements disclosed in this Form 10-Q include, without limitation, risks relating to the following: (a) our levels of leverage and ability to meet our debt service obligations; (b) our financial performance; (c) restrictive covenants in our debt instruments; (d) realizing the benefits of our business plan and business strategies; (e) changes in gaming laws or regulations, including potential legalization of gaming in certain jurisdictions; (f) the impact of competition in our markets; (g) our ability to attract increasing numbers of customers; and (h) general local, domestic and global economic conditions
     You are urged to consider these factors carefully in evaluating the forward-looking statements contained in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We do not intend, and undertake no obligation, to update these forward-looking statements.
Overview
     IMG Resort and Casino is an unincorporated business enterprise of the Tribe. The Tribe formed IMG Resort and Casino to operate its resort enterprises, comprised of, the Inn, Casino Apache Travel Center and Ski Apache, each of which is an unincorporated Tribal business enterprise wholly-owned by IMG Resort and Casino. The combined activities of these enterprises comprise the operations of IMG Resort and Casino. Our four primary areas of operation are:
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of July 31, 2006, we had 55,000-square feet of combined gaming space featuring 1,502 slot machines and 56 table games between our facilities at the Inn of the Mountain Gods Resort and Casino, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
     Food and Beverage. The Resort features Wendell’s, a 158-seat casual and fine dining restaurant; Gathering of the Nations Buffet, a 250-seat buffet style restaurant; a 100-seat sports bar; a 75-seat night club featuring live entertainment and dancing; Wendell’s Lounge, a “piano” lounge featuring an oversized fireplace; and the Apache Summit BBQ, an 85-seat casual restaurant in the golf clubhouse. Casino Apache Travel Center features Smoky’Bs, a 135-seat casual dining restaurant and one sports bar. Ski Apache operates one main restaurant and five satellite food and beverage outlets.

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
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $7.3 million as of July 31, 2006.
Results of Operations
Quarter Ended July 31, 2006 Compared to Quarter Ended July 31, 2005.
     Net Revenues. Net revenues increased $1.6 million, or 5.1%, to $32.2 million for the quarter ended July 31, 2006 from $30.6 million for the quarter ended July 31, 2005. Gaming net revenues decreased $1.3 million, down 6% from the comparable prior period; food and beverage revenues decreased $.01 million, or 0.2%, from the comparable prior period; hotel revenues increased $0.8 million over a year ago. Recreation and other revenue for the 2006 period increased $1.5 million, or 47%, from July 31, 2005 due to increased fuel costs at the convenience store and truck stop. Promotional Allowances decreased $0.6 million for the quarter ended July 31, 2006 compared to the quarter ended July 31, 2005.
     Gaming. Net Gaming revenues decreased $1.3 million, or 6%, to $20.7 million for the quarter ended July 31, 2006 from $22.0 million for the quarter ended July 31, 2005. Slot revenues decreased to approximately $19.5 million for the quarter ended July 31, 2006 from $19.8 million for the quarter ended July 31, 2005, a decrease of $0.3 million, or 1.9%. Gross slot win per unit, per day was $141 for the quarter ended July 31, 2006 compared to $145 for the quarter ended July 31, 2005; the weighted average number remained the same at 1,502 for the quarter ended July 31, 2006 and the quarter ended July 31, 2006. Table games revenue decreased $0.1 million, or 4%, to $2.8 million for the quarter ended July 31, 2006 from $2.9 million for the quarter ended July 31, 2005. Daily Net Win per Table for the quarter ended July 31, 2006 was $697 as compared to $593 for the same period a year ago.
     Food and Beverage. Food and beverage revenues decreased $.01 million, or 0.2%, to $3.4 million for the quarter ended July 31, 2006 from $3.5 million for the quarter ended July 31, 2005. Covers increased while reducing average ticket prices creating more value.
     Hotel. Hotel revenues for the quarter ended July 31, 2006 were $3.7 million and the quarter ending July 31, 2005 saw revenues increase $0.8 million to $2.9 million. Although occupancy rates averaged 70% for the quarter ended July 31, 2006, down from the same period a year ago, the average daily rate increased to $209 for the quarter ended July 31, 2006. Revenue per available room was $147 for the quarter ended July 31, 2006.
     Recreation and Other. Recreation and other revenues increased $1.5 million, or 47% to $4.7 million for the quarter ended July 31, 2006 compared to $3.2 million for the quarter ended July 31, 2005, due to a substantial increase in fuel costs, as fuel sales are directly and proportionately related to fuel costs.

     Promotional Allowances. Promotional allowances were $0.3 million for the quarter ended July 31, 2006 compared to $0.9 million for the quarter ended July 31, 2005, a decrease of $0.6 million or 64.6% due to additional corrections reflected in July 2005 for the grand opening.
     Total Operating Expenses. Total operating expenses decreased $3.2 million to $26.4 million for the quarter ended July 31, 2006 from $29.6 million for the quarter ended July 31, 2005 due to a decrease in labor costs, food and beverage costs partially offset by an increase in fuel costs. The quarter ended July 31, 2005 included significant general and administrative adjustments.
     Gaming. Gaming expenses increased $0.3 million to $4.7 million for the quarter ended July 31, 2006 from $4.4 million for the quarter ended July 31, 2005 due to slightly higher regulatory costs.
     Food and Beverage. Food and beverage expenses decreased $1.2 million, or 24%, to $3.9 million for the quarter ended July 31, 2006 from $5.1 million for the quarter ended July 31, 2005. Food and beverage labor costs fell $0.7 million and COGS sold fell $0.5 million as a result of improved labor, vendor, and inventory management. Loss on food, year over year fell 33% to 13%.
     Hotel. Hotel expenses decreased to $1.3 million for the quarter ended July 31, 2006 from $1.4 million for the quarter ended July 31, 2005. Hotel is running at a 64% profit for the quarter ended July 31, 2006 up 13% from a year ago.
     Recreation and Other. Recreation and other costs increased $1 million, or 33.5% to $3.9 million for the quarter ended July 31, 2006 from $2.9 million for the quarter ended July 31, 2005 due to a $0.8 million increase in fuel costs. Gross profit on fuel is 11 % for the quarter ended July 31, 2006 and fuel makes up 55% of all recreation and other expense.
     Marketing and Advertising. Marketing and advertising costs increased $0.2 million to $2.5 million for the quarter ended July 31, 2006 from $2.3 million for the quarter ended July 31, 2005.
     General and Administrative. General and administrative expenses decreased $2.8 million, or 38.8%, to $4.4 million for the quarter ended July 31, 2006 from $7.2 million for the quarter ended July 31, 2005. The previous year included significant additional adjustments.
     Depreciation. Depreciation decreased $0.3 million to $4.5 million for the quarter ended July 31, 2006 from $4.8 million for the quarter ended July 31, 2005.
     Income from Operations. Income from operations increased $4.7 million, or 439.9%, to $5.8 million for the quarter ended July 31, 2006 from $1.1 million for the quarter ended July 31, 2005. The prior year included significant adjustments.
     Other Income (Expenses). Other non-operating expenses decreased $0.1 million to $6.6 million for the quarter ended July 31, 2006 from $6.7 million for the quarter ended July 31, 2005. Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.
Liquidity and Capital Resources
     As of July 31, 2006 and April 30, 2006, we had cash and cash equivalents (net of amounts in restricted accounts) of $13.0 million and $16.8 million, respectively. Our principal uses of liquidity for the three month period ended July 31, 2006 were cash used in financing activities of $2.1 million, $1.7 million used in operations and $0.04 million used in investing activities.
     Cash used in operating activities was $1.7 million, a $5.6 million improvement over the previous year, as a result of improved profitability.

     Cash used in investing activities for the three month period ended July 31, 2006 was $0.04 million, which consisted of the purchase of property, plant and equipment. This represents a decrease of $8.9 million from the three months ended July 31, 2005, during which we completed paying for the construction of our new Resort.
     Cash used from financing activities for the three month period ended July 31, 2006 was $2.1 million, consisting of $0.8 million from long term debt and $1.2 million distributed to the Tribe. During the three months ended July 31, 2005, $23.3 million was provided from financing activities reflecting releases of restricted cash and new leases to pay for construction costs.
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
     As of the date of this report, the credit watch with negative implications announcement in August 2006 by Standard & Poor’s Rating Services is still in place. The credit watch primarily has two areas of concern, liquidity and material weaknesses. We do not have any credit rating downgrade triggers that would accelerate repayment of the outstanding senior notes issued in November 2003, however any adverse changes to our credit ratings may increase the cost of, or restrict our ability to secure, any new borrowings.
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of July 31, 2006, accrued interest payable on the Notes was $6.0 million. The notes are secured until delivery of a final certificate of completion of the Resort by first priority security interests in the following accounts:
•	an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of July 31, 2006, the balance in the interest reserve account was $22,682;

•	a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of July 31, 2006, the balance in the construction disbursement account was $0.0 million;

•	a construction reserve account, which was funded at the time the Notes were sold approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe’s prior gaming compact. As of July 31, 2006, the balance in the construction reserve account was $15.9 million; and

•	a construction retainage account. As of July 31, 2006, the balance the construction retainage accounts was $2.3 million.

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
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of July 31, 2006, there is approximately $1.3 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of July 31, 2006, approximately $13.4 million had been drawn against this facility to finance purchases of furniture, fixtures and equipment.
Credit Rating
     On August 21, 2006, Standard and Poor’s (“S&P”) downgraded our Notes from ‘B’ to ‘B-’, including its issuer rating from ‘B’ to ‘B-’, with an outlook of negative. Key factors stated by S&P in its downgrade decision include 1) disappointing earnings for the fourth quarter ended April 30, 2006, 2) a tight liquidity position, and 3) reported internal control weaknesses. Other weaknesses include, 1) remoteness of its market, 2) single market operator, 3) small cash flow base, 4) high debt levels, 5) weak credit measures, and 6) challenges associated with operating a larger resort facility. The ratings positively reflected our limited competition in southern New Mexico. Ratings could be further lowered if our liquidity position becomes further constrained. We do not believe that these rating actions have had or will have a significant impact on our operations. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings. We are in compliance with all covenants or other requirements set forth in our credit agreements. Further, we do not have any rating downgrade triggers that would automatically accelerate the maturity dates of any debt. However, a downgrade in our credit rating could adversely affect our ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could reduce our ability to issue commercial paper.
Off-Balance Sheet Arrangements
     As of July 31, 2006, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended July 31, 2006 or 2005, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
RISK FACTORS
     Several of the matters discussed in this Report contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ from those projected or forecasted in this Report are included in the statements below. In addition to other information contained in this Report, you should carefully consider the following cautionary statements and risk factors. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.
Risks Relating to Our Business
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
     As of July 31, 2006, we had an aggregate of approximately $214.9 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:
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
     Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately [700] slot machines and five restaurants. The other 12 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all which are outside of our primary market area. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. With completion of the Resort, we have expanded our existing geographic market and increased the percentage of our overnight and larger spending customers who tend to live greater distances from us. With completion of the Resort , we now compete more directly for regional overnight and national customers with casinos and resorts located in other parts of the country. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.
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
     Even with completion of the Resort and our expanded market, we continue to rely primarily on drive-in customers living within our primary market area consisting of southern New Mexico, western Texas and northern Mexico for the majority of our revenues. We expect to continue to increase our market reach, but if our marketing strategy is not successful, our primary customer base will continue to be a predominately local one. Therefore, we are subject to greater risks than more geographically diversified gaming or resort operations. Among others, the following conditions could have a material adverse effect on our results of operations:
•	a decline in the economies of our primary market area or a decline in the number of gaming customers from these areas for any reason;

•	an increase in competition in our primary market area or the surrounding area;

•	continued increase in automotive fuel prices;

•	inaccessibility due to road construction or closures of primary access routes; and

•	natural and other disasters in the surrounding area including forest fires and floods.
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

     The Tribe is governed by a ten member Tribal Council, consisting of the President and Vice President of the Tribe and eight voting Tribal Council members. The President is a non-voting member of the Tribal Council and the Tribe’s Vice President only votes in the event of a tie in the voting of the eight voting members of the Tribal Council. Terms of all Tribal Council members (including the President and Vice President of the Tribe) are two years, with members elected on a staggered basis so that four Tribal Council members are elected each year. If there is a significant change in the composition of the Tribal Council, the new Tribal Council may not have the same agenda or goals as the current government, in particular with respect to the Resort. In addition, the Tribal Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Tribal Council. Changes in the Tribal Council or its policies could result in significant changes in our structure or operations or in the Resort, which could adversely affect our business plan or otherwise result in a material adverse effect on our business, financial condition, results of operations or ability to meet our debt service obligations.
We have material weaknesses in our internal controls over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.
     Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2006. Based on its assessment of the design and related testing of our internal control over financial reporting, management has concluded that, as of July 31, 2006, we did not maintain effective internal control over financial reporting.
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
     The material weaknesses in our internal control over financial reporting that we identified as of July 31, 2006, as well as our remediation efforts to date, are more fully discussed under Item 9A “Controls and Procedures” of this Form 10-K.
     While we are taking steps to address the identified material weaknesses, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weaknesses and control deficiencies or to prevent additional material weaknesses or control deficiencies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of July 31, 2006, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of July 31, 2006, we held no derivative instruments.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures.
     Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 31, 2006, our disclosure controls and procedures were not effective because of the material weaknesses discussed below. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our financial statements were prepared in accordance with generally accepted accounting principles. As a result of such efforts, management has concluded that the financial statements in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
     At the direction of our audit committee, during the period covered by this Report and continuing through the filing of this Report, we have begun implementing permanent changes in an effort to enhance our internal controls in response to management’s conclusions. These changes include:
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
     We have not yet completed the implementation of the changes identified above, except for retaining Protiviti. In order to prepare this Report, we continued to utilize interim alternative and additional control measures (the “Interim Measures”) we adopted during the period covered by this Report in connection with filing our Prior Report to ensure that our financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows, as of, and for, the periods presented in this Report. These Interim Measures include, but are not limited to:
•	implementation of a focused and detailed review and cross-checking of prior financial statements by internal audit personnel, supervised and cross-checked by senior management, outside advisors and our audit committee;

•	increase in number of internal and external accounting and financial personnel;

•	frequent reviews and cross-checking of this Report by senior management, internal audit personnel and Protiviti, Inc.;

•	extensive research, review, cross-checking and documentation of material transactions with focus on reporting for revenue recognition, cash transactions and balances, receivables, fixed assets, payroll, inventory, payables and accrued expenses, and payments to affiliates; and

•	utilization of existing financial management software, reports for ledger and sub-ledger details for financial transactions.
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
     At the direction of our audit committee, beginning during the second quarter of fiscal 2006 and continuing through the filing of this Report, we began implementing permanent changes in an effort to enhance our internal controls in response to management’s conclusions (the “Permanent Changes”). The Permanent Changes include: improved system for documentation and verification of transactions; improved system of entering transaction into general and subsidiary ledgers in a timely and complete manner; implementing improved and additional systems relating to account reconciliation and transaction reporting, including the review, analysis and reconciliation of ledger details and timely recording of transactions;
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description

3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4**	Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.

10.5***	Employment Agreement dated September 12, 2005 between the Mescalero Apache Tribe and Lance Kintz.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on August 15, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: September 13, 2006	By	/s/ Brian D. Parrish

	Name:	Brian D. Parrish
	Its:	Chief Operating Officer (Principal
Executive Officer)

Date: September 13, 2006	By	/s/ Lance Kintz

	Name:	Lance Kintz
	Its:	Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4**	Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.

10.5***	Employment Agreement dated September 12, 2005 between the Mescalero Apache Tribe and Lance Kintz.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on August 15, 2006.