Form 10-K/A
period 2006-04-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2006-12-13
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-113140
INN OF THE MOUNTAIN GODS RESORT AND CASINO
(Exact Name of Registrant as Specified in Its Charter)

Not Applicable (State or Other Jurisdiction of Incorporation or Organization)	75-3158926 (I.R.S. Employer Identification Number)

287 Carrizo Canyon Road Mescalero, New Mexico (Address of Principal Executive Offices)	88340 (Zip Code)
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
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

2

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A to amend certain sections of our Form 10 -K for the year ended April 30, 2006. We originally filed our Form 10-K for the year ended April  30, 2006 (the “Original Filing”) on August 15, 2006. For the convenience of the reader, this Form 10-K/A sets forth the entire Original Filing. However, we are only amending the Original Filing as follows:
•	Part II, Item 6, Selected Financial Data, relating to our ratio of earnings to fixed charges.

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations), relating to certain accounting adjustments made to our filings since our Annual Report on Form 10-K for the year ended April 20, 2005.

•	Part III, Item 15, Audited Financial Statements, Note 1 – Basis of Presentation and Summary of Significant Accounting Policies, relating to certain accounting adjustments made to our filings since our Annual Report on Form 10-K for the year ended April 20, 2005.

•	Part III, Item 15, Audited Financial Statements, Note 11 – Related-Party Transactions, relating to disclosure of Shared Services, Cost Allocation and Employee Benefits Cost Allocations disclosures.
     In addition, we are also including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1.
     The other portions of the Original Filing are unaffected by the changes described above and have not been amended. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.
 i

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
PART I.
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

	Fiscal Year Ended
	April 30,
	2002	2003	2004	2005	2006
Statements of Income Data:
Revenues:
Gaming	$41,845	$46,942	$60,277	$64,254	$76,476
Rooms	4,608	3,394	—	1,168	10,860
Food and beverage	5,287	4,894	5,615	6,369	12,260
Recreation and other	11,229	11,953	16,472	23,013	16,621

Gross revenues	62,969	67,183	82,364	94,804	116,217
Less: promotional allowances	783	931	1,437	1,770	2,767

Net revenues	62,186	66,252	80,927	93,034	113,451

Operating expenses:
Gaming	17,962	19,458	25,406	25,765	27,179
Reversal of accrued fees	—	—	(27,136)	—	—
Rooms	2,219	1,552	120	651	5,181
Food and beverage	5,067	4,955	6,587	7,274	15,728
Recreation and other	5,245	5,757	10,702	15,435	12,378
Marketing	0	0	2,809	2,868	8,920
General and administrative	5,672	6,500	6,229	6,973	15,713
Shared Service-Related Parties	2,726	3,183	4,271	5,544	5,104
Pre-opening costs and expenses	—	1,390	3,072	8,324	—
Depreciation and amortization	3,916	9,213	4,930	7,270	17,779

Total operating expenses	42,807	52,008	36,990	80,104	107,683

Income from operations	19,379	14,244	43,937	12,930	5,467
Interest Income (expense), net of amounts capitalized	92	190	(4,450)	(10,887)	(26,398)
Other non-operating income	75	171	258	97	(337)

Net income (loss)	$19,546	$14,605	$39,745	$2,140	($21,268)

Other Financial Data:
EBITDA (1)	$23,370	$23,628	$49,125	$20,297	$22,909
Capital expenditures	1,633	30,735	107,003	88,661	14,993
Cash provided by (used in) operating activities	57,783	32,021	38,113	(3,135)	(1,528)
Cash provided by (used in) financing activities	(49,529)	(20,955)	68,899	95,183	25,218
Ratio of Earnings to Fixed Charges (2)	100.7x	84.21x	3.4x	0.5x	0.2x

	As of April 30,
	2002	2003	2004	2005	2006
Property Data (as of end of period except win per day data (unaudited)
Gross slot win per day	$134	$155	$134	$147	$129
Table game win per day	505	632	550	646	513
Number of slot machines	839	803	1,180	1,503	1,510
Number of table games	25	25	38	56	47
Number of hotel rooms	252	—	—	273	273
Number of restaurant seats	450	200	200	803	803
Gaming square footage	22,600	22,600	39,600	55,000	55,000
Balance Sheet Data:
Cash and cash equivalents	$21,810	$9,332	$15,795	$13,718	$16,768
Total assets	82,506	96,595	316,210	293,694	273,360
Total debt and capital lease obligations	2,104	7,453	201,947	201,528	211,530
Total equity	6,098	1,159	59,004	58,143	31,365

(1)	We define EBITDA as earnings before interest, taxes, depreciation and amortization. We are instrumentalities of a sovereign Indian nation and are not subject to federal or state income tax. Below is a quantitative reconciliation of EBITDA to the most directly comparable GAAP financial performance measure, which is net income:

	Fiscal Year Ended
	April 30,
	2002	2003	2004	2005	2006
Net income	$19,546	$14,605	$39,745	$2,140	($21,268)
Interest expense (income), net	(92)	(190)	4,450	10,887	26,398
Depreciation and amortization	3,916	9,213	4,930	7,270	17,779

EBITDA	$23,370	$23,628	$49,125	$20,297	$22,909

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

“Earnings” consist of income (loss) from continuing operations including amortization of capitalized interest, before extraordinary items, and fixed charges. “Fixed charges” consist of interest expense, capitalized expenses related to indebtedness, the portion of operating lease expense that represents interest and any preference security dividend requirements of consolidated subsidiaries. For the fiscal years ended April 30, 2005 and 2006, our earnings were insufficient to cover fixed charges by $12.2 million and $20.6 million, respectively. The table in Exhibit 12.1 sets forth our calculation of ratio of earnings to fixed charges for the periods indicated.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Past Year’s Activities
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
     Accounting Adjustments: Subsequent to filing our Annual Report on Form 10-K for the year ended April 30, 2005, several errors were discovered in our financial statements. We determined that the effect of these errors, individually and in total, was immaterial to our Annual Report on Form 10-K for the year ending April 30, 2005.
     The first error previously identified and reported on in our Quarterly Report on Form 10-Q for the period ended July 31, 2006 consisted of our failing to report that our lender funded two equipment loans on April 25, 2005, as opposed to May 2005 as we stated in the financial footnotes and disclosures included in our Annual Report on Form 10-K for the year ended April 30, 2005. This error resulted in an understatement of our fixed assets by $5.7 million and an understatement of our capital equipment notes/liabilities by the same amount. The use of our credit facility was planned and disclosed in the financial footnotes included in our Annual Report on Form 10-K for the year ended April 30, 2005; however, it was not known or disclosed that the first two draws on our credit facility occurred on April 25, 2005, directly from the lender to the equipment vendors. Phase 2 of our Project was completed on March 15, 2005 and all of the equipment was in service, but much of it had not been invoiced or paid as of that date.
     As a result of our discovery of the above error in fixed assets, our management conducted an extensive review and cross-checking of the our fixed asset subledgers, which led to additional findings in its accumulated depreciation balances, a variety of offsetting over, and under-depreciated assets, netting to $200,506 of under depreciation.
     Our management adjusted these account balances on our May 1, 2005 records (general and subledgers) (2006 opening balances) to properly reflect this going forward, and again disclosed them in our Quarterly Report on Form 10-Q for the period ended July 31, 2006.
     In addition to the accumulated depreciation over accrual, management was made aware, after the filing of our Quarterly Report on Form 10-Q for the period ended July 31, 2006, that certain 941 IRS Payroll withholding tax returns for December 2004 and March 2005 were not filed timely, nor paid until May 2005. The payroll tax itself had been properly accrued for, but not the interest and penalties of $81,000.
     Our management considered the effect of these adjustments on the items in the financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2006 and the effect the adjustments in those items would have on a reasonable person reading such financial statements. Based upon this assessment, our management has determined that a reasonable person reviewing the financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2006 could continue to rely on our previously issued financials statements that the adjustments are immaterial and our financial statements need not be restated.
     Our management’s assessment noted above is based on an evaluation of the materiality of the adjustments under the above standard and the criteria set out in SEC Staff Accounting Bulletin: No. 99 – Materiality. The errors discovered in our review resulted in an adjustment of 2% to Long-Term Fixed Asset accounts and 2.8% to Long-Term Liability/Capital Lease accounts, which management feels quantitatively are immaterial. Additionally, these entries had no effect on the Company’s EBITDA, Cash, Cash Flow, Current Ratios, Liquidity, bond restrictions or covenants.
Based upon our review and discussions with prior financial management, we have found no indicators of malicious, premeditated, or fraudulent conduct. Nor do we believe there was mismanagement or incompetence.

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
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	(1)	FINANCIAL STATEMENTS — See Index to Consolidated Financial Statements of this Amendment No. 1 to Annual Report on Form 10-K/A.
(2)	FINANCIAL STATEMENT SCHEDULES — All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)	EXHIBITS — See Exhibit Index on page 32 of this Amendment No. 1 to Annual Report on Form 10-K/A.
(b)	None.
(c)	See Exhibit Index on page 32 of this Amendment No. 1 to Annual Report on Form 10-K /A.

Exhibits Index

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of IMG Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4****	Employment Agreement dated September 12, 2005, between the Mescalero Apache Tribe and Lance Kintz.

10.5***	Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.

10.7***	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

12.1****	Statement of Calculation of Ratio of Earnings to Fixed Charges.

14.1***	Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort and Casino.

14.2***	Code of Ethics for Principal Executive Officer and Senior Financial Officer.

21.1*	Subsidiaries of the Registrant.

24.1****	Power of Attorney.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to IMG Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to IMG Resort and Casino’s Amendment No. 1 to Registration Statement on Form S-4 filed with the SEC on April 22, 2004 (SEC File No. 333-113140).

***	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the SEC on July 29, 2004.

****	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2006 filed with the SEC on August 15, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the Reservation of the Mescalero Apache Tribe, State of New Mexico, on December 13, 2006.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

By:	/s/ Brian D. Parrish
Brian D. Parrish
Its:	Chief Operating Officer and Management Board Member
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark Chino*	Management Board Member (Chairperson)	December 13, 2006
Mark Chino

/s/ Fredrick Chino, Jr.*	Management Board Member	December 13, 2006
Fredrick Chino, Jr.

/s/ Alfred LaPaz*	Management Board Member	December 13, 2006
Alfred LaPaz

/s/ Fred Peso*	Management Board Member	December 13, 2006
Fred Peso

/s/ Manuel Lujan, Jr.*	Management Board Member	December 13, 2006
Manuel Lujan, Jr.

/s/ R. Miles Ledgerwood*	Management Board Member	December 13, 2006
R. Miles Ledgerwood

/s/ Brian D. Parrish	Chief Operating Officer and Management	December 13, 2006
Brian D. Parrish	Board Member
(Chief Executive Officer)

/s/ Lance Kintz*	Chief Financial Officer	December 13, 2006
Lance Kintz

*By: /s/ Brian D. Parrish	Chief Operating Officer and Management	December 13, 2006

Brian D. Parrish, as Attorney-in-Fact	Board Member
(Chief Executive Officer)

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
/s/ BDO Seidman, LLP
Los Angeles, California
August 15, 2006, except for notes 1 and 11, which are as of December 11, 2006

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
Accounting Adjustments
Subsequent to IMG Resort and Casino’s filing of its Annual Report on Form 10-K for the year ended April 30, 2005, several errors were discovered in IMG Resort and Casino’s financial statements. IMG Resort and Casino determined that the effect of these errors, individually and in total, were immaterial to its Annual Report on Form 10-K for the year ended April 30, 2005.
The first error identified and reported on in IMG Resort and Casino’s Quarterly Report on Form 10-Q for the period ended July 31, 2006 consisted of IMG Resort and Casino’s failing to report that its lender had funded two equipment loans on April 25, 2005, as opposed to in May of 2005 as disclosed in the financial footnotes and disclosures included in its Annual Report on Form 10-K for the year ended April 30, 2005. This resulted in an understatement of fixed assets of $5.7 million and an understatement of capital equipment notes/liabilities by the same amount. The use of the credit facility was planned and disclosed in the footnotes of IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2005; however, it was not known or disclosed that the first two draws occurred on April 25, 2005, directly from the lender to the equipment vendors. Phase 2 of the Project was completed on March 15, 2005 and all of the equipment was in service, but much of it had not been invoiced, or paid for as of that date.

The discovery of the above error in fixed assets triggered IMG Resort and Casino’s management to conduct an extensive review and cross-checking of IMG Resort and Casino’s fixed asset subledgers, which led to additional findings in its accumulated depreciation balances, a variety of offsetting over, and under-depreciated assets, netting to $200,506 of under depreciation.
IMG Resort and Casino’s management adjusted these account balances on its May 1, 2005 records (general and subledgers) (2006 opening balances) to properly reflect this going forward, and again disclosed these adjustments in its Quarterly Report on Form 10-Q for the period ended July 31, 2006.
In addition to the accumulated depreciation over accrual, IMG Resort and Casino’s management was made aware, after the filing of its its Quarterly Report on Form 10-Q for the period ended July 31, 2006, that certain 941 IRS Payroll withholding tax returns for December 2004 and March 2005 were not filed timely, nor paid until May 2005. The payroll tax itself had been properly accrued for, but not the interest and penalties of $81,000.
IMG Resort and Casino’s management considered the effect of these adjustments on the items in the financial statements included its Annual Report on Form 10-K for the year ended April 30, 2006 and the effect the adjustments in those items would have on a reasonable person reading its financial statements. Based upon this assessment, management has determined that a reasonable person reviewing the financial statements included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2006 could continue to rely on its previously issued financials statements that the adjustments are immaterial and its financial statements need not be restated.
Management’s assessment noted above is based on an evaluation of the materiality of the adjustments under the above standard and the criteria set out in SEC Staff Accounting Bulletin: No. 99 – Materiality. The errors discovered in IMG Resort and Casino’s management’s review resulted in an adjustment of 2% to Long-Term Fixed Asset accounts and 2.8% to Long-Term Liability/Capital Lease accounts, which management feels quantitatively are immaterial. Additionally, these entries had no effect on IMG Resort and Casino’s EBITDA, Cash, Cash Flow, Current Ratios, Liquidity, bond restrictions or covenants.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2005

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,959	$13,193,562	$—	$13,718,521
Restricted cash and cash equivalents	35,870,686	—	—	35,870,686
Accounts receivable, net	380,867	196,609	—	577,476
Inventories	—	1,429,506	—	1,429,506
Prepaid expenses	765,487	94,702	—	860,189

Total current assets	37,541,999	14,914,379	—	52,456,378
NON CURRENT ASSETS:
Advanced to affiliates	205,038,001	32,516,495	(237,554,496)	—
Property, plant and equipment, net	—	231,721,074	—	231,721,074
Other Assets	124,991	70,222	—	195,213
Deferred Financing Costs	9,321,141	—	—	9,321,141
Investments in affiliates	44,097,873	—	(44,097,873)	—
TOTAL ASSETS	$296,124,005	$279,222,170	$(281,652,369)	$293,693,806

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and other short-term liabilities	$2,673,507	$—	$—	$2,673,507
Construction Payables	8,145,734	—	—	8,145,734
Accrued payables	6,916,507	4,088,705	—	11,005,212
Accrued interest	11,200,000	450	—	11,200,450
Deposits and advance payments	—	997,365	—	997,365
Current portion of long-term debt	—	254,007	—	254,007

Current liabilities	28,935,748	5,340,527	—	34,276,275
LONG TERM DEBT AND NOTES
Advances from affiliates	9,043,808	228,510,688	(237,554,496)	—
Long-term debt, net of current portion	200,001,099	1,273,082	—	201,274,181

Long Term Liabilities	209,044,907	229,783,770	(237,554,496)	201,274,181

Total Liabilities	237,980,655	235,124,297	(237,554,496)	235,550,456
EQUITY:
Contributed capital	58,143,350	20,166,161	(20,166,161)	58,143,350
Retained Earnings	—	23,931,712	(23,931,712)	—

TOTAL EQUITY	58,143,350	44,097,873	(44,097,873)	58,143,350

TOTAL LIABILITIES AND EQUITY	$296,124,005	$279,222,170	$(281,652,369)	$293,693,806

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2005

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$64,254,312	$—	$64,254,312
Food and beverage	1,608	6,367,386	—	6,368,994
Rooms	—	1,168,484	—	1,168,484
Recreation and other	—	23,012,602	—	23,012,602
Gross revenues	1,608	94,802,784	—	94,804,392

Less-promotional allowances	11,820	1,758,642	—	1,770,462

Net revenue	(10,212)	93,044,142	—	93,033,930
Operating costs and expenses:
Gaming	257,934	25,507,235	—	25,765,169
Food and beverage	202,922	7,070,746	—	7,273,668
Hotel Expenses	—	651,118	—	651,118
Recreation and other	760	15,434,056	—	15,434,816
General and administrative	2,191,613	4,781,674	—	6,973,287
Marketing		2,867,696	—	2,867,696
Pension (allocated by related party)	275,675	1,013,940	—	1,289,615
Gaming regulatory commission	—	—	—	—
fees (charged by related party)	24,952	2,590,823	—	2,615,775
Insurance (allocated by related party)	178,660	1,229,504	—	1,408,164
Telecommunication (fm related party)	173,056	58,536	—	231,592
Pre-opening costs and expenses	5,228,268	3,095,662	—	8,323,930
Depreciation and amortization	37,590	7,231,988	—	7,269,578

Total operating expenses	8,571,430	71,532,978	—	80,104,408
Income (loss) from operations	(8,581,642)	21,511,164	—	12,929,522
Other income (expense):
Interest income	640,139	16,971	—	657,110
Interest expense	(11,154,441)	(389,419)	—	(11,543,860)
Other income	94,580	2,440	—	97,020
Income from affiliates	21,141,156	—	(21,141,156)	—

Non Operating Income (Expenses)	10,721,434	(370,008)	(21,141,156)	(10,789,730)
Net Income	$2,139,792	$21,141,156	$(21,141,156)	$2,139,792

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2004

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$15,794,943	$—	$15,794,943
Restricted cash and cash equivalents	132,763,729	533,514	—	133,297,243
Accounts receivable, net	—	32,566	—	32,566
Inventories	4,869	963,716	—	968,585
Prepaid Revenue Sharing	—	4,218,673	—	4,218,673
Prepaid other	55,805	406,249	—	462,054
Deferred financing cost, net	1,625,244	—	—	1,625,244

Total current assets	134,449,647	21,949,661	—	156,399,308
Advances to Affiliates	12,869,591	10,982,199	(23,851,790)	—
Property, plant and equipment, net	113,112,297	37,217,206	—	150,329,503
Long-term deferred financing expenses	9,404,249	—	—	9,404,249
Other long term assets	—	76,912	—	76,912
Investment in subsidiaries	29,640,717	—	(29,640,717)	—

Total Assets	$299,476,501	$70,225,978	$(53,492,507)	$316,209,972

Accounts Payable and other short term liabilities	$—	$612,873	$—	$612,873
Construction in progress accounts payable	13,609,367	—	—	13,609,367
Accrued expenses	977,306	4,342,424	2,331	5,322,061
Accrued revenue sharing and regulatory fees	—	23,000,000	—	23,000,000
Accrued interest	12,000,000	48,378	—	12,048,378
Deposits and advance payments	—	667,100	—	667,100
Current portion of long-term debt	—	252,053	—	252,053

Total current liabilities	26,586,673	28,922,828	2,331	55,511,832
Advances from affiliates	13,886,229	9,967,892	(23,854,121)	—
Long-term debt, net of current portion	200,000,000	1,694,541	—	201,694,541

Total liabilities	240,472,902	40,585,261	(23,851,790)	257,206,373
Contributed Capital	56,113,676	20,166,161	(20,166,161)	56,113,676
Retained earnings	2,889,923	9,474,556	(9,474,556)	2,889,923

Total equity	59,003,599	29,640,717	(29,640,717)	59,003,599

Total liabilities and equity	$299,476,501	$70,225,978	$(53,492,507)	$316,209,972

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended April 30, 2004

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$60,277,052	$—	$60,277,052
Food and Beverage	5,691	5,608,981	—	5,614,672
Recreation and other	70	16,471,820	—	16,471,890

Gross Revenue	5,761	82,357,853	—	82,363,614
Less-Promotional Allowances	756,701	680,428	—	1,437,129

Net Revenue	(750,940)	81,677,425	—	80,926,485
Operating Expenses
Gaming	2,157,633	23,248,028	—	25,405,661
Reversal of accrued fees	—	(27,136,255)	—	(27,136,255)
Food and beverage	704,864	5,882,608	—	6,587,472
Rooms	—	119,722	—	119,722
Recreation and other	471,800	10,229,699	—	10,701,499
General and administrative	5,866,274	362,950	—	6,229,224
Marketing	—	2,808,591	—	2,808,591
Insurance	157,333	745,288	—	902,621
Pension	410,231	1,476,102	—	1,886,333
Tribal Regulatory	505,032	687,979	—	1,193,011
MATI Telephone	40,006	249,176	—	289,182
Pre-opening	1,263,138	1,808,844	—	3,071,982
Depreciation	—	4,930,236	—	4,930,236

Total Operating Expenses	11,576,311	25,412,968	—	36,989,279

Operating Income (loss)	(12,327,251)	56,264,457	—	43,937,206
Other Income (Expense)
Interest Income	767,698	33,568	—	801,266
Interest Expense	(5,100,317)	(151,370)	—	(5,251,687)
Income from subsidiaries	56,404,753	—	(56,404,753)	—
Other Income	—	258,098	—	258,098

Total Other Income (Expense)	52,072,134	140,296	(56,404,753)	(4,192,323)

Net Income	$39,744,883	$56,404,753	$(56,404,753)	$39,744,883

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended April 30, 2004

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$39,744,883	$56,404,753	$(56,404,753)	$39,744,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		4,930,236	—	4,930,236
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	(58,265)	—	(58,265)
Accounts receivable, net of allowance	75,635	67,461	—	143,096
Inventories	(4,869)	(108,187)	—	(113,056)
Prepaid revenue sharing fees	4,448	(4,223,121)	—	(4,218,673)
Prepaid expenses	—	(173,056)	—	(173,056)
Other long term assets	—	(60,911)	—	(60,911)
Accounts payable	—	(797,598)	—	(797,598)
Accrued expenses	—	3,571,823	—	3,571,823
Accrued revenue sharing and regulatory fees	—	(16,821,082)	—	(16,821,082)
Accrued interest payable	12,000,000	48,378	—	12,048,378
Deposits and advance payments	—	(82,408)	—	(82,408)

Net cash provided by operating activities	51,820,097	42,698,023	(56,404,753)	38,113,367
Cash flows from investing activities:
Investment in subsidiaries	(56,404,753)	—	56,404,753	—
Construction in progress accounts payable	6,453,445	—	—	6,453,445
Purchase of property, plant and equipment	(107,755,396)	752,297	—	(107,003,099)

Net cash used by investing activities	(157,706,704)	752,297	56,404,753	(100,549,654)
Cash flows from financing activities:
Deferred financing costs	(10,929,493)			(10,929,493)
Cash held for construction payments	(132,763,729)			(132,763,729)
Cash proceeds from the issuance of notes	200,000,000			200,000,000
Principal borrowings (payments) on long-term debt, net		(5,506,865)		(5,506,865)
Distributions to Mescalero Apache Tribe		(13,170,204)		(13,170,204)
Contributions from Mescalero Apache Tribe	49,568,542	(18,298,943)	—	31,269,599

Net cash used by (provided by) financing activities	105,875,320	(36,976,012)	—	68,899,308

Net increase (decrease) in cash and cash equivalents	(11,287)	6,474,308	—	6,463,021
Cash and cash equivalents, beginning of year	11,287	9,320,635	—	9,331,922

Cash and cash equivalents, end of year	$—	$15,794,943	$—	$15,794,943

INDEX TO EXHIBITS
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).