Form 10-Q
period 2006-10-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2006-12-13
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006
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
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2006

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	October 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,010,669	$16,768,372
Restricted cash and cash equivalents	—	18,171,534
Accounts receivable, net of allowance for doubtful accounts	655,310	565,420
Inventories	469,900	809,789
Prepaid expenses	636,749	372,774

Total current assets	18,772,628	36,687,889

NON CURRENT ASSETS:
Property, plant and equipment	301,154,673	300,320,136
Accumulated depreciation and amortization	(80,591,446)	(71,385,662)

Property, plant and equipment, net	220,563,227	228,934,474
Deferred financing cost	6,883,275	7,695,897
Other long-term assets	50,000	42,003

Total assets	$246,269,130	$273,360,263

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and other short-term liabilities	$984,931	$2,606,670
Construction accounts payable	1,477,078	2,274,874
Accrued expenses	6,919,101	10,760,344
Accrued interest	11,200,000	11,200,000
Deposits and advance payments	115,051	372,470
Current portion of long-term debt	4,091,945	3,250,329

Total current liabilities	24,788,106	30,464,687

NON CURRENT LIABILITIES:
Long-term debt, net of current portion	209,842,793	211,530,149

Total liabilities	234,630,899	241,994,836

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:

Contributed capital	33,654,938	52,633,096
Accumulated deficit	(22,016,707)	(21,267,669)

Total equity	11,638,231	31,365,427

Total liabilities and equity	$246,269,130	$273,360,263

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Six months Ended	Six months Ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Revenues:
Gaming	$21,443,594	$19,670,636	$42,146,526	$41,697,985
Hotel	3,886,542	3,264,347	7,576,176	6,176,032
Food and Beverage	3,750,541	3,422,562	7,200,024	6,879,138
Recreation and other	4,884,330	5,708,057	9,557,936	8,886,501

Gross Revenue	33,965,007	32,065,602	66,480,662	63,639,656

Less-Promotional Allowances	642,721	827,430	977,186	1,773,000

Net Revenue	33,322,286	31,238,172	65,503,476	61,866,656
Operating Expenses
Gaming	3,807,623	4,601,701	8,492,073	8,989,519
Hotel expenses	1,102,217	1,309,992	2,436,421	2,735,989
Food and beverage	3,482,234	4,395,647	7,366,288	9,447,470
Recreation and other	3,074,129	3,423,034	6,946,507	6,324,671
Marketing and Advertising	2,873,606	2,475,018	5,390,989	4,759,693
General and administrative	6,624,612	6,469,518	11,037,400	13,675,726
Health Insurance – Medical	556,310	852,900	1,087,296	1,369,522
Mescalero Apache Telecom	39,059	18,384	103,595	76,010
Tribal Regulatory Fees	600,000	776,369	1,200,000	1,738,697
Depreciation and amortization	4,563,267	4,067,426	9,074,366	8,832,650

Total Operating Expenses	26,723,057	28,389,989	53,134,935	57,949,947

Operating Income	6,599,229	2,848,183	12,368,541	3,916,709

Other Income (Expense)
Interest Income	98,583	87,351	180,581	262,134
Interest Expense	(6,669,410)	(7,438,043)	(13,357,584)	(13,638,879)
Other Income (expense)	60,006	409,542	59,424	(299,214)

Total Other Income (expense)	(6,510,821)	(6,941,150)	(13,117,579)	(13,675,959)

Net Income (Loss)	$88,408	$(4,092,967)	$(749,038)	$(9,759,250)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(749,038)	$(9,759,250)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,486,987	9,645,273
Changes in assets and liabilities:
Accounts receivable, net of allowance	(89,890)	(877,345)
Inventories	339,889	459,586
Prepaid expenses	(263,975)	300,419
Other long-term assets	(7,997)	95,037
Accounts payable	(1,621,739)	(343,854)
Accrued expenses	(3,967,243)	(181,256)
Accrued interest payable	—	312,780

Net cash provided (used) by operating activities	4,126,994	(348,610)

Cash flows from investing activities:
Purchase of property, plant and equipment	(263,517)	(11,545,118)
Construction accounts payable	(797,796)	—

Net cash used in investing activities	(1,061,313)	(11,545,118)

Cash flows from financing activities:
Cash held for construction payments	18,171,534	11,753,715
Principal borrowings (payments) on long-term debt	(2,016,760)	14,797,193
Distributions to Mescalero Apache Tribe	(18,978,158)	(4,620,598)

Net cash provided (used) by financing activities	(2,823,384)	21,930,310

Net increase in cash and cash equivalents	242,297	10,036,582

Cash and cash equivalents, beginning of period	16,768,372	13,718,521

Cash and cash equivalents, end of period	$17,010,669	$23,755,103

Supplemental cash flow information:
Cash paid for interest	$13,805,752	$12,136,517

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	$1,171,020	$900,000

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Operations
The Inn of the Mountain Gods Resort and Casino and subsidiaries (“IMG Resort and Casino”), an unincorporated enterprise of the Mescalero Apache Tribe (the “Tribe”), was established April 30, 2003 by the Tribe and manages and owns all resort, hotel and gaming enterprises of the Tribe including the Inn of the Mountain Gods Resort and Casino (the “Resort”), a gaming, hotel and resort complex opened on March 15, 2005, and its wholly owned subsidiaries, each of which is an unincorporated enterprise of the Tribe: Casino Apache (the “Casino Apache Enterprise”), which owned and operated the Tribe’s former casino, Casino Apache, closed in February 2005; Casino Apache Travel Center (the “Travel Center”), which owns the Tribe’s second casino facility opened in May 2003 (the “Travel Center Casino”); Ski Apache (the “Ski Apache”), which owns the Tribe’s ski resort, Ski Apache (the “Ski Apache Resort”); and Inn of the Mountain Gods (the “Inn”), which owned the Tribe’s former resort hotel, Inn of the Mountain Gods (the “Inn Hotel”). The Tribe is the sole owner of IMG Resort and Casino. IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.
The Resort, which opened for commercial business on March 15, 2005, is located on tribal land in Mescalero, New Mexico and consists of a casino (the “Inn of the Mountain Gods Casino”) offering Class III gaming as defined by the Indian Gaming Regulatory Act (“IGRA”) and a 273 luxury room resort hotel. The Travel Center Casino, which opened for business on May 22, 2003, also offers Class III gaming as defined by IGRA, on tribal land in Mescalero. Ski Apache operates the Ski Apache Resort, a ski resort located within the Tribe’s reservation in Mescalero and on the U.S. Forest Service land.
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at October 31, 2006 and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2006.
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $6.9 million as of October 31, 2006 and $7.7 million as of April 30, 2006.
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
Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino’s senior notes, and capital leases, fair value at October 31, 2006 was approximately $214 million and $216 million at April 30, 2006.
Contributed Capital
Contributed capital represents contributions from and distributions to the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, and (ii) forgiveness of debt from the Inn to the Tribe, and distributions to the Mescalero Apache Tribe.
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
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were approximately $643,000 and $827,000 for the three months ended October 31, 2006 and October 31, 2005. Rebates for the six months ended were $977,000 and $1,773,000.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled $1,028,000 at April 30, 2006 and $1,026,000 at October 31, 2006.
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
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Quarter Ended Oct. 31,		Six Months Ended Oct. 31
	2006	2005	2006	2005
Rooms	$354,065	$187,547	$536,798	$185,975
Food and beverage	177,731	567,111	340,588	1,300,434
Other	3,673	(101,531)	6,403	(99,453)

	$535,469	$653,127	$883,789	$1,386,956

Compensated Absences
Current Policy- effective April 30, 2006:
Compensated absences are accrued by team members based upon their years of continuous employment. The new plan combines all time off into one accrued amount referred to as PTO or paid time off. The years of service are accrued from the most recent employment date.
The accrual is based upon years of service as follows:
•	20 days or 160 hours for team members with one to three years of employment.

•	27 days or 216 hours for team members with four to fifteen years of employment.

•	33 days or 264 hours for team members with sixteen or more years of employment.
The maximum number of PTO hours a team member may carry from one calendar year to the next is 216 hours. Should a team member reach the maximum, they will not accrue additional PTO until the balance falls below the maximum of 216 hours. Team members accrue PTO beginning with their date of employment, however may not use PTO until they have completed their introductory period of 120 days. A team member whose employment is terminated during the introductory period will not receive payment of PTO. PTO is not paid until a team member has worked 640 hours. PTO is paid at the regular rate of pay of the team member when taken. Upon termination of employment, team members who have completed their introductory period and worked 640 hours will be paid unused PTO.
Previous Policy- prior to April 30, 2006:
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
Marketing and Advertising Costs
IMG Resort and Casino’s marketing and advertising costs to outside parties are expensed as incurred and for the three months ended October 31, 2006 and 2005 were $2.2 million and $1.8 million respectively. A portion was included previously in sales promotion.

IMG Resort and Casino’s marketing and advertising costs to outside parties are expensed as incurred and for the six months ended October 31, 2006 and 2005 were $3.9 million and $3.2 million respectively. A portion was included previously in sales promotion.
Tribal Taxes
IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $600,000 and $1,151,734 in expenses for school taxes to the Tribe for the three month periods ended October 31, 2006 and October 31, 2005, respectively.
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
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which will be effective for the year ended April 30, 2007. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of operations and the consolidated balance sheets and related financial statement disclosures. The adoption of SAB 108 is not expected to have an impact on IMGRC’s financial position or results of operations.
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

The allowance for doubtful accounts was $332,000 as of October 31, 2006 and $240,000 as of April 30, 2006.
NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS
Restricted cash and equivalents consists of the following:

	October 31, 2006	April 30, 2006
Interest reserve	$—	$22,881
Construction reserve	—	15,818,236
Construction retainage	—	2,330,417

Total restricted cash	$0	$18,171,534

NOTE 4—INVENTORIES
Inventories consist of the following as of,

	October 31, 2006	April 30, 2006
Food and beverage	$265,784	$259,580
Golf and pro shop	126,694	134,377
Gift shops, fuel and other,	386,521	567,577
Reserves	(309,099)	(151,745)

Inventories- Net of Reserves	$469,900	$809,789

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	October 31, 2006	April 30, 2006
Land	$538,894	$538,894
Buildings, lifts and snowmaking equipment	217,928,997	217,928,997
Non-gaming equipment, furniture and other	50,668,093	51,167,661
Gaming equipment	22,640,789	21,469,769
Leasehold and land improvements, lake and golf course	6,842,477	6,842,477

Subtotal	$298,619,250	$297,947,798
Less accumulated depreciation and amortization	(80,591,446)	(71,385,662)

Property, plant and equipment, net	218,027,804	226,562,136
Construction in progress (CIP)	2,535,423	2,372,338

Net Property, plant and equipment	$220,563,227	$228,934,474

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
IMG Resort and Casino received its final certificate of completion for the construction project on August 17, 2006.
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

On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears a fixed interest rate between 7.55% and 8.18% off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of October 31, 2006, $11.7 million is drawn against this facility and $1.2 million in notes with slot equipment vendors to finance the purchases of furniture, fixtures and equipment in which a lien is held.
In connection with the IMG Resort and Casino’s issuing $200.0 million of its 12% Senior Notes (“Notes”) pursuant to an underlying Indenture (“Indenture”), IMG Resort and Casino entered into a Cash Collateral and Disbursement Agreement dated November 3, 2003 (the “Cash Collateral Agreement”), by and among U.S. Bank National Association, as disbursement agent, securities intermediary and depositary bank, U.S. Bank National Association, as trustee under the Indenture, Professional Associates Construction Services, Inc., a California corporation, the Tribe and certain unincorporated entities of the Tribe as guarantors pursuant to a certain Guaranty Agreement (“Guarantee”). Pursuant to the Cash Collateral Agreement, certain amounts were placed in reserve accounts (“Collateral Accounts”) (i) to finance the design, development, construction, equipment and operations of phase II of its two-phase construction project, which was comprised of the Inn of the Mountain Gods Resort and Casino, including a casino, hotel and certain related amenities (the “Project”), (ii) for payment of the first three interest payments due on the Notes, (iii) to fund a Compact Dispute Resolution and, after all funds in the Construction Disbursement Account have been exhausted, to finance completion of the Project, including the furnishing, fixturing and equipping thereof, and (iv) from the other accounts established under the Cash Collateral Agreement for the purposes set forth therein. Following the Projection Completion Date, as set forth and defined in the Cash Collateral Agreement, IMG Resort and Casino submitted to the Disbursement Agent, the Trustee and the Independent Construction Consultant a Final Disbursement Request pertaining to the amounts requested for disbursement, together with all required schedules and certifications. The final disbursement was made from the construction reserve account on or about August 17, 2006 in the amount of $13,881,000 to the Tribe and $2,000,000 to Centex/Worth Group, LLC. The Tribe and IMG Resort and Casino has entered into a Settlement and Assignment Agreement (“Settlement Agreement”) dated July 10, 2006 with Centex/Worth Group, LLC, the Contractor of the Project, and Centex Construction, LLC, the Subcontractor of the Project, whereby the Tribe (through the Final Disbursement Request) paid the Contractor $2,000,000 from the construction reserve account to settle certain claims against various parties, including the Subcontractor. In addition, the Tribe and IMG Resort and Casino assigned various causes of action they had against various parties involved with the construction of the Project to the Contractor.
All demands for the retainer monies have been disbursed, leaving a balance of $164,000 which consists of interest earned on the funds during the project.
Long-term debt is summarized as follows:

	October 31, 2006	April 30, 2006
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,273,738	1,457,501
Capital Equipment Loans with Keybank, five (5) year term, fixed rate between 7.55% and 8.18%	11,718,139	13,099,354
Short-Term Notes, up to 8% imputed interest	942,861	223,623

	213,934,738	214,780,478
Less current portion	(4,091,945)	(3,250,329)

Long-term portion	$209,842,793	$211,530,149

The maturities of long-term debt as of October 31, 2006 are as follows (in thousands):

2007 (six months)	$2,487
2008	3,273
2009	3,534
2010	203,817
2011	722
2012+	102

$213,935

Total interest incurred for the three months ended October 31, 2006 and 2005 was $6.7 million and $7.4 million, respectively and $13.4 million and $13.6 million for the corresponding six month periods.

NOTE 7—GAMING REVENUE SHARING AND REGULATORY FEES
The Tribe regulates IMG Resort and Casino’s gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the “Commission”). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been properly accrued for.
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
NOTE 8—RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the six months ended October 31, 2006 and 2005.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $1,551,735 and $1,602,689 for the six months ended October 31, 2006 and 2005, respectively.
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
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Matters
IMG Resort and Casino is involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect IMG Resort and Casino’s financial position or the results of its operations.
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a quarterly occupancy fee based on revenue and gross fixed assets. Occupancy fees for the three months ended October 31, 2006 and October 31, 2005 were $15,000 and $15,000 respectively and $15,000 and $16,000 for the six months ended October 31, 2006 and 2005.

Construction Agreement
In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance has been issued following the successful completion of identified incomplete items on August 17, 2006. At October 31, 2006 a total of $164,000 in retainage (primarily interest earned) remains outstanding in a reserve cash account with the trustee and will be disbursed following the issuance of the final completion certificate. In addition, the original contract was amended to include approximately $3.0 million of additional (primarily HVAC) equipment and excavation work.
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
Pursuant to an employment agreement dated September 12, 2005, Mr. Kintz provides services to the IMG Resort and Casino as its Chief Financial Officer on a month to month basis. The agreement provides that either Mr. Kintz or IMG Resort and Casino may terminate the agreement for any reason whatsoever. Mr. Kintz receives a monthly salary of $15,000; in addition to bonuses for the completion of various critical project milestones.
NOTE 10—RELATED-PARTY TRANSACTIONS
The Tribe operates other entities and enterprises in various industries, including telecommunication, timber and forest products, gas and convenience store; in addition, the Tribe has a housing authority, school and nursing facility. Financial results of the Tribe and its other enterprises and entities are not included in these consolidated financial statements.
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $39,000 and $18,000 for the three months ended October 31, 2006 and 2005, respectively, and $104,000 and $76,000 for the six months ended October 31, 2006 and 2005, for such services.
Shared Services and Cost Allocations
In connection with the issuance of the original notes, IMG Resort and Casino and the Tribe entered into a service and cost allocation agreement, which provides that the Tribe or its enterprises will continue to provide IMG Resort and Casino and its resort enterprises the following services in accordance with past practice: (i) insurance; (ii) telecommunications; (iii) propane; and (iv) gaming regulation, and that IMG Resort and Casino and its resort enterprises will pay, on behalf of the Tribe, for (a) revenue sharing and regulatory fee obligations required under the 1997 Compact or any new compact, (b) federal regulatory fees required by IGRA, (c) an amount equal to the monthly payments required under the BIA Note and (d) amounts for certain other miscellaneous liabilities. IMG Resort and Casino reimburses the Tribe for its direct costs as billed by the third party.
Employee Benefits Cost Allocations
In connection with the issuance of the original notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement, which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, worker’s compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG Resort and Casino reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.

The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $0.9 million, $1.4 million and $2.0 million for the fiscal years ended April 30, 2004, 2005 and 2006, respectively.
NOTE 11—OPERATING SEGMENTS
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

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION

	$(000s)
Three Months ended:	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
October 31, 2006
Net Revenue	$13,173	$8,251	$—	$12,308	$(410)	$33,322
Operating Income (Loss)	10,571	6,866	(65)	4,653	(15,425)	6,600
Depreciation Expense	—	—	—	—	4,563	4,563
Interest Expense	—	—	—	—	6,669	6,669
Interest Income	—	—	—	—	99	99

October 31, 2005
Net Revenue	$11,955	$7,654	$1	$12,394	$(766)	$31,238
Operating Income (Loss)	7,915	6,094	(100)	3,541	(14,602)	2,848
Depreciation Expense	—	—	—	—	4,067	4,067
Interest Expense	—	—	—	—	7,438	7,438
Interest Income	—	—	—	—	87	87

	Gaming
Six Months Ended	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
October 31, 2006
Net Revenue	$25,739	$16,395	$1	$24,123	$(755)	$65,503
Operating Income (Loss)	19,941	13,313	—	7,300	(28,185)	12,369
Depreciation Expense	—	—	—	—	9,074	9,074
Interest Expense	—	—	—	—	13,358	13,358
Interest Income	—	—	—	—	181	181

October 31, 2005
Net Revenue	$25,753	$15,679	$(20)	$21,953	$(1,498)	$61,867
Operating Income (Loss)	17,880	12,509	(23)	3,664	(30,113)	3,917
Depreciation Expense	—	—	—	—	8,833	8,833
Interest Expense	—	—	—	—	13,639	13,639
Interest Income	—	—	—	—	262	262
NOTE 12—CONSOLIDATING INFORMATION
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
The following consolidating information is presented as of October 31, 2006 and as of April 30, 2006 and for the three and six months ended October 31, 2006 and 2005.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of October 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$12,289,790	$4,720,879	$—	$17,010,669
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable	—	655,310	—	655,310
Inventories	(119,870)	589,770	—	469,900
Prepaid expenses	597,508	39,241	—	636,749

Total current assets	12,767,428	6,005,200		18,772,628

Fixed Assets	2,535,423	298,619,250	—	301,154,673
Depreciation	(383,225)	(80,208,221)	—	(80,591,446)

Net fixed assets	2,152,198	218,411,029	—	220,563,227

Non-Current Assets Other Assets	50,000	—	—	50,000
Deferred financing costs	6,883,275	—	—	6,883,275
Advances to Subsidiaries	144,028,345	54,545,822	(198,574,167)	—
Investment in Subsidiaries	95,065,926	—	(95,065,926)	—

Total Assets	$260,947,172	$278,962,051	$(293,640,093)	$246,269,130

Accounts Payable and other short term liabilities	$984,931	$—	$—	$984,931
Construction accounts payable	1,477,078	—	—	1,477,078
Accrued expenses	5,563,874	1,355,227	—	6,919,101
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	115,051	—	115,051
Current portion of long-term debt	3,868,649	223,296	—	4,091,945

Total current liabilities	23,094,532	1,693,574	—	24,788,106

Non-Current Liabilities
Advances from subsidiaries	17,422,058	181,152,109	(198,574,167)	—

Long-term debt, net of current portion	208,792,351	1,050,442	—	209,842,793

Total liabilities	249,308,941	183,896,125	(198,574,167)	234,630,899

Contributed Capital	33,654,938	(19,109,994)	19,109,994	33,654,938

Retained Earnings (deficit)	(22,016,707)	114,175,920	(114,175,920)	(22,016,707)

Total equity	11,638,231	95,065,926	(95,065,926)	11,638,231

Total liabilities and equity	$260,947,172	$278,962,051	$(293,640,093)	$246,269,130

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 31, 2006

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$21,443,594	$—	$21,443,594
Hotel	—	3,886,542	—	3,886,542
Food and Beverage	—	3,750,541	—	3,750,541
Recreation and other	3,564	4,880,766	—	4,884,330

Gross Revenue	3,564	33,961,443	—	33,965,007

Less -Promotional Allowances	—	642,721	—	642,721

Net Revenue	3,564	33,318,722	—	33,322,286

Operating Expenses
Gaming	(5,867)	3,813,490	—	3,807,623
Hotel expenses	—	1,102,217	—	1,102,217
Food and beverage	7,213	3,475,021	—	3,482,234
Recreation and other	90,000	2,984,129	—	3,074,129
Marketing	214,332	2,659,274	—	2,873,606
General and administrative	5,531,708	1,092,904	—	6,624,612
Health Insurance — Medical	69,499	486,811	—	556,310
Mescalero Apache Telecom	39,059	—	—	39,059
Tribal Regulatory Fees	600,000	—	—	600,000
Depreciation and amortization	103,676	4,459,591	—	4,563,267

Total Operating Expenses	6,649,620	20,073,437	—	26,723,057

Operating Income (Loss)	(6,646,056)	13,245,285	—	6,599,229

Other Income (Expense)
Interest Income	98,583	—	—	98,583
Interest Expense	(6,669,410)	—	—	(6,669,410)
Income from subsidiaries	13,245,285	—	(13,245,285)	—
Other income (expense)	60,006	—	—	60,006

Total Other Income (expense)	6,734,464	—	(13,245,285)	(6,510,821)

Net Income (Loss)	$88,408	$13,245,285	$(13,245,285)	$88,408

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2006

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$42,146,526	$—	$42,146,526
Hotel	—	7,576,176	—	7,576,176
Food and Beverage	—	7,200,024	—	7,200,024
Recreation and other	16,256	9,541,680	—	9,557,936

Gross Revenue	16,256	66,464,406	—	66,480,662

Less -Promotional Allowances	43	977,143	—	977,186

Net Revenue	16,213	65,487,263	—	65,503,476

Operating Expenses
Gaming	69,703	8,422,370	—	8,492,073
Hotel expenses	—	2,436,421	—	2,436,421
Food and beverage	—	7,366,288	—	7,366,288
Recreation and other	—	6,946,507	—	6,946,507
Marketing	—	5,390,989	—	5,390,989
General and administrative	7,258,081	3,779,319	—	11,037,400
Health Insurance — Medical	—	1,087,296	—	1,087,296
Mescalero Apache Telecom	—	103,595	—	103,595
Tribal Regulatory Fees	—	1,200,000	—	1,200,000
Depreciation and amortization	—	9,074,366	—	9,074,366

Total Operating Expenses	7,327,784	45,807,151	—	53,134,935

Operating Income (Loss)	(7,311,571)	19,680,112	—	12,368,541

Other Income (Expense)
Interest Income	180,581	—	—	180,581
Interest Expense	(13,357,584)	—	—	(13,357,584)
Income from subsidiaries	19,680,112	—	(19,680,112)	—
Other income (expense)	59,424	—	—	59,424

Total Other Income (expense)	6,562,533	—	(19,680,112)	(13,117,579)

Net Income (Loss)	$(749,038)	$19,680,112	$(19,680,112)	$(749,038)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended October 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(749,038)	$19,680,112	$(19,680,112)	$(749,038)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	944,041	9,542,946	—	10,486,987
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable, net of allowance	4,421	(94,311)	—	(89,890)
Inventories	119,870	220,019	—	339,889
Prepaid expenses	(262,848)	(1,127)	—	(263,975)
Other long term assets	—	(7,997)	—	(7,997)
Accounts payable	(1,621,739)	—	—	(1,621,739)
Accrued expenses	(5,527,676)	1,560,433	—	(3,967,243)
Interest payable	—	—	—	—

Net cash provided by (used in) operating activities	(7,092,969)	30,900,075	(19,680,112)	4,126,994

Cash flows from investing activities:
Construction Payable	(797,796)	—	—	(797,796)
Purchase of property, plant and equipment	(164,112)	(99,405)	—	(263,517)
Investment in subsidiaries	(19,680,112)	—	19,680,112	—

Net cash used by investing activities	(20,642,020)	(99,405)	19,680,112	(1,061,313)

Cash flows from financing activities:
Cash held from construction payments	18,171,534	—	—	18,171,534
Advances to (from) affiliates	31,553,172	(31,553,172)	—	—
Principal borrowings (payments) on debt	(1,832,998)	(183,762)	—	(2,016,760)
Distributions to Mescalero Apache Tribe	(18,978,158)	—	—	(18,978,158)

Net cash provided by (used in) financing activities	28,913,550	(31,736,934)	—	(2,823,384)

Net (decrease) increase in cash and cash equivalents	1,178,561	(936,264)	—	242,297

Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$12,289,790	$4,720,879	$—	$17,010,669

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2006

	IMG Resort	Wholly-owned
	and Casino	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$11,111,229	$5,657,143	$—	$16,768,372
Restricted cash and cash equivalents	18,171,534	0	—	18,171,534
Accounts receivable	4,421	560,999	—	565,420
Inventories	—	809,789	—	809,789
Prepaid expenses	334,660	38,114	—	372,774

Total current assets	29,621,844	7,066,045		36,687,889

Fixed Assets	2,371,311	297,948,825	—	300,320,136
Depreciation	(251,806)	(71,133,856)	—	(71,385,662)

Net fixed assets	2,119,505	226,814,969	—	228,934,474

Non Current Assets
Other Assets	50,000	(7,997)	—	42,003
Capitalized interest	—	—	—	—
Deferred financing costs	7,695,897	—	—	7,695,897
Advances to Subsidiaries	186,971,842	42,824,251	(229,796,093)	—
Investment in Subsidiaries	75,288,309	—	(75,288,309)	—

Total Assets	$301,747,397	$276,697,268	$(305,084,402)	$273,360,263

Accounts Payable and other short term liabilities	$2,606,670	$—	$—	$2,606,670
Construction in progress accounts payable	2,274,874	—	—	2,274,874
Accrued expenses	11,090,735	(330,391)	—	10,760,344
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	815	371,655	—	372,470
Current portion of long-term debt	3,039,808	210,521	—	3,250,329

Total current liabilities	30,212,902	251,785	—	30,464,687

Non Current Liabilities:
Advances from subsidiaries	29,885,898	199,910,195	(229,796,093)	—
Long-term debt, net of current portion	210,283,170	1,246,979	—	211,530,149

Total liabilities	270,381,970	201,408,959	(229,796,093)	241,994,836
Contributed Capital	52,633,096	(19,109,994)	19,109,994	52,633,096
Retained earnings (deficit)	(21,267,669)	94,398,303	(94,398,303)	(21,267,669)

Total equity	31,365,427	75,288,309	(75,288,309)	31,365,427

Total liabilities and equity	$301,747,397	$276,697,268	$(305,084,402)	$273,360,263

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 31, 2005

	IMG Resort	Wholly-owned
	and Casino	Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$19,670,636	$—	$19,670,636
Food and Beverage	—	3,422,562	—	3,422,562
Hotel	—	3,264,347	—	3,264,347
Recreation and other	—	5,708,057	—	5,708,057

Gross Revenue	—	32,065,602		32,065,602

Less -Promotional Allowances	—	827,430	—	827,430

Net Revenue	—	31,238,172	—	31,238,172

Operating Expenses Gaming	67,634	4,534,067	—	4,601,701
Hotel expenses	—	1,309,992	—	1,309,992
Food and beverage	53,547	4,342,100		4,395,647
Recreation and other	521	3,422,513	—	3,423,034
Marketing and advertising	1,099,479	1,375,539		2,475,018
General and administrative	4,116,229	2,353,289	—	6,469,518
Health Insurance — Medical	315,883	537,017	—	852,900
Mescalero Apache Telecom	18,384	—	—	18,384
Tribal Regulatory Fees	—	776,369	—	776,369
Depreciation and amortization	—	4,067,426	—	4,067,426

Total Operating Expenses	5,671,677	22,718,312	—	28,389,989

Operating Income (Loss)	(5,671,677)	8,519,860	—	2,848,183

Other Income (Expense) Interest Income	87,351		—	87,351
Interest Expense	(7,368,415)	(69,628)	—	(7,438,043)
Income from subsidiaries	8,454,142	—	(8,454,142)	—
Other income (expense)	405,632	3,910	—	409,542

Total Other Income (expense)	1,578,710	(65,718)	(8,454,142)	(6,941,150)

Net Income (Loss)	$(4,092,967)	$8,454,142	$(8,454,142)	$(4,092,967)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2005

	IMG Resort	Wholly-owned
	and Casino	Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$41,697,985	$—	$41,697,985
Food and Beverage	—	6,879,138	—	6,879,138
Hotel	—	6,176,032	—	6,176,032
Recreation and other	—	8,886,501	—	8,886,501

Gross Revenue	—	63,639,656	—	63,639,656

Less -Promotional Allowances	—	1,773,000	—	1,773,000

Net Revenue	—	61,866,656	—	61,866,656

Operating Expenses
Gaming	116,768	8,872,751	—	8,989,519
Hotel expenses	—	2,735,989	—	2,735,989
Food and beverage	84,539	9,362,931	—	9,447,470
Recreation and other	521	6,324,150	—	6,324,671
Marketing and advertising	2,230,954	2,528,739		4,759,693
General and administrative	9,071,553	4,604,173	—	13,675,726
Health Insurance — Medical	574,598	794,924	—	1,369,522
Mescalero Apache Telecom	76,010	—	—	76,010
Tribal Regulatory Fees	—	1,738,697	—	1,738,697
Depreciation and amortization	—	8,832,650	—	8,832,650

Total Operating Expenses	12,154,943	45,795,004	—	57,949,947

Operating Income (Loss)	(12,154,943)	16,071,652	—	3,916,709

Other Income (Expense) Interest Income	260,671	1,463	—	262,134
Interest Expense	(13,569,251)	(69,628)	—	(13,638,879)
Income from subsidiaries	16,007,250	—	(16,007,250)	—
Other income (expense)	(302,977)	3,763	—	(299,214)

Total Other Income (expense)	2,395,693	(64,402)	(16,007,250)	(13,675,959)

Net Income (Loss)	$(9,759,250)	$16,007,250	$(16,007,250)	$(9,759,250)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended Ended October 31, 2005

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(9,759,250)	$16,007,250	$(16,007,250)	$(9,759,250)
Adjustments to reconcile net income to net
Cash (used in) operating activities:
Depreciation and amortization	812,622	8,832,651	—	9,645,273
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable, net of allowance	316,854	(1,194,199)	—	(877,345)
Inventories	—	459,586	—	459,586
Prepaid expenses	331,122	(30,703)	—	300,419
Other long term assets	41,495	53,542	—	95,037
Accounts payable	(343,854)	—	—	(343,854)
Accrued expenses	(514,132)	332,876	—	(181,256)
Accrued interest payable	(313,230)	(450)	—	(312,780)

Net cash provided (used in) by operating activities	(8,801,913)	24,460,553	(16,007,250)	(348,610)

Cash flows from investing activities:
Investment in subsidiaries	(16,007,250)	—	16,007,250	—
Purchase of property, plant and equipment	—	(11,545,118)	—	(11,545,118)

Net cash provided (used in) by investing activities	(16,007,250)	(11,545,118)	16,007,250	(11,545,118)

Cash flows from financing activities:

Cash held for construction payments	11,753,715	—	—	11,753,715
Advances to (from) affiliates	16,747,237	(16,747,237)	—	—
Principal borrowings (payments) on long-term debt, net	14,797,193	—	—	14,797,193
Distributions to Mescalero Apache Tribe	(4,620,598)	—	—	(4,620,598)

Net cash used in (provided by) financing activities	38,677,547	(16,747,237)	—	21,930,310

Net increase in cash and cash equivalents	13,868,384	(3,831,802)	—	10,036,582

Cash and cash equivalents, beginning of year	524,959	13,193,562	—	13,718,521

Cash and cash equivalents, end of year	$14,393,343	$9,361,760	$—	$23,755,103

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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of October 31, 2006, we had 55,000-square feet of combined gaming space featuring 1,502 slot machines and 56 table games between our facilities at the Inn of the Mountain Gods Resort and Casino, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
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
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $6.9 million as of October 31, 2006.
Results of Operations

Quarter Ended October 31, 2006 Compared to Quarter Ended October 31, 2005.
     Net Revenues. Net revenues increased $2.1 million, or 6%, to $33.3 million for the quarter ended October 31, 2006 from $31.2 million for the quarter ended October 31, 2005. Gaming net revenues increased $1.8 million, up 9% from the comparable prior period; food and beverage revenues increased $0.3 million, or 9%, from the comparable prior period; hotel revenues increased $0.6 million, or 19%, over a year ago. Recreation and other revenue for the 2006 period decreased $0.8 million, or (14%), from October 31, 2005 due to an adjustment booked to second quarter 2006 revenue for first quarter fuel sales. Promotional Allowances decreased $0.2 million, or (22%), for the quarter ended October 31, 2006 compared to the quarter ended October 31, 2005.
     Gaming. Net Gaming revenues increased $1.8 million, or 9%, to $21.4 million for the quarter ended October 31, 2006 from $19.6 million for the quarter ended October 31, 2005. Slot revenues increased to approximately $20.0 million for the quarter ended October 31, 2006 from $18.7 million for the quarter ended October 31, 2005, an increase of $1.3 million. Gross slot win per unit, per day was $145 for the quarter ended October 31, 2006 compared to $136 for the quarter ended October 31, 2005; the weighted average number of machines slightly declined to 1,500 for the quarter ended October 31, 2006 from 1,502 for the quarter ended October 31, 2005. Table games revenue increased $0.5 million, or 21%, to $2.8 million for the quarter ended October 31, 2006 from $2.3 million for the quarter ended October 31, 2005. Daily Net Win per Table for the quarter ended October 31, 2006 was $656 as compared to $458 for the same period a year ago, a 43% increase. Although drop decreased slightly, the substantial increase in hold percentage from 13% to 22% created the higher Table games revenue.
     Food and Beverage. Food and beverage revenues increased $0.3 million, or 9%, to $3.7 million for the quarter ended October 31, 2006 from $3.4 million for the quarter ended October 31, 2005. Covers increased while reducing average ticket prices creating more value.
     Hotel. Hotel revenues for the quarter ended October 31, 2006 increased $0.6 million to $3.9 million while the quarter ending October 31, 2005 hotel revenues were $3.3 million. Occupancy rates averaged 82%, an increase of 8%, for the quarter ended October 31, 2006, the average daily rate increased to $181, for the quarter ended October 31, 2006; as compared to $177 for the same period a year ago. Revenue per available room was $149 for the quarter ended October 31, 2006, a 15% increase.
     Recreation and Other. Recreation and other revenues decreased $0.8 million, or (14%) to $4.9 million for the quarter ended October 31, 2006 compared to $5.7 million for the quarter ended October 31, 2005, due to an adjustment to the second quarter 2006 for first quarter fuel sales. Fuel sales make up $1.7 million, hunts $1.3 million of all recreation and other expense and the remainder is retail and golf.
     Promotional Allowances. Promotional allowances were $0.6 million for the quarter ended October 31, 2006 compared to $0.8 million for the quarter ended October 31, 2005, a decrease of $0.2 million or (22%) due to some being classified as marketing expenses as opposed to sales related costs.
     Total Operating Expenses. Total operating expenses decreased $1.7 million to $26.7 million for the quarter ended October 31, 2006 from $28.4 million for the quarter ended October 31, 2005 due to a decrease in labor costs, food and beverage and general expense management. The quarter ended October 31, 2005 included significant general and administrative adjustments.
     Gaming. Gaming expenses decreased $0.8 million to $3.8 million for the quarter ended October 31, 2006 from $4.6 million for the quarter ended October 31, 2005.
     Food and Beverage. Food and beverage expenses decreased $0.9 million, or (21%), to $3.5 million for the quarter ended October 31, 2006 from $4.4 million for the quarter ended October 31, 2005. Food and beverage labor costs fell 20% or $0.3 million and COGS fell $0.1 million, or (10%), as a result of improved labor, vendor, and inventory management.
     Hotel. Hotel expenses decreased $0.2 million for the quarter ended October 31, 2006 from $1.3 million for the quarter ended October 31, 2005. Hotel is running at a 72% profit for the quarter ended October 31, 2006 up 52% from a year ago, due to continued increases in rev par and expense management.
     Recreation and Other. Recreation and other costs decreased $0.4 million, or (10%) to $3 million for the quarter ended October 31, 2006 from $3.4 million for the quarter ended October 31, 2005 due to a $0.6 million, or 27%, decrease in fuel costs. Gross profit on fuel is 17% for the quarter ended October 31, 2006.

     Marketing and Advertising. Marketing and advertising costs increased $0.4 million to $2.8 million for the quarter ended October 31, 2006 from $2.4 million for the quarter ended October 31, 2005. IMG continues to invest in expanding its awareness by utilizing all the mediums that will help increase profits.
     General and Administrative. General and administrative expenses decreased $0.2 million, or 2%, to $6.6 million for the quarter ended October 31, 2006 from $6.4 million for the quarter ended October 31, 2005.
     Depreciation. Depreciation increased $0.5 million to $4.5 million for the quarter ended October 31, 2006 from $4 million for the quarter ended October 31, 2005.
     Income from Operations. Income from operations increased $3.8 million, or 132%, to $6.6 million for the quarter ended October 31, 2006 from $2.8 million for the quarter ended October 31, 2005. The prior year included significant adjustments.
     Other Income (Expenses). Other non-operating expenses decreased $0.4 million to $6.5 million for the quarter ended October 31, 2006 from $6.9 million for the quarter ended October 31, 2005. Other income (expenses) is comprised primarily of interest income and interest expense along with other income and other expenses.
Six Months Ended October 31, 2006 Compared to Six Months Ended October 31, 2005.
     Net Revenues. Net revenues increased $3.6 million, or 5.9%, to $65.5 million for the six months ended October 31, 2006 from $61.9 million for the six months ended October 31, 2005. Gaming net revenues increased $0.5 million, up 1.1% from the comparable prior period; food and beverage revenues increased $0.3 million, or 4.7%, from the comparable prior period; hotel revenues increased $1.4 million over a year ago. Recreation and other revenue for the 2006 period increased $0.7 million, or 7.6%, from October 31, 2005 due to increased fuel costs at the convenience store and truck stop. Promotional Allowances decreased $0.8 million for the six months ended October 31, 2006 compared to the six months ended October 31, 2005, a portion of which has been included in marketing expenses.
     Gaming. Net Gaming revenues increased $0.5 million, or 1%, to $42.1 million for the six months ended October 31, 2006 from $41.6 million for the six months ended October 31, 2005. Slot revenues increased to approximately $39.5 million for the six months ended October 31, 2006 from $37.9 million for the six months ended October 31, 2005, an increase of $1.6 million, or 4%. Gross slot win per unit, per day was $145 for the six months ended October 31, 2006 compared to $140 for the six months ended October 31, 2005; the weighted average number slightly declined to 1,500 for the six months ended October 31, 2006 and the six months ended October 31, 2005. Table games revenue increased $0.6 million, or 12%, to $5.8 million for the six months ended October 31, 2006 from $5.2 million for the six months ended October 31, 2005. Daily Net Win per Table for the six months ended October 31, 2006 was $684 as compared to $608 for the same period a year ago. Although volumes dropped 14%, hold increased from 17% to 21% as a result of consistent table game management, including dealer training.
     Food and Beverage. Food and beverage revenues increased $0.4 million, or 5%, to $7.2 million for the six months ended October 31, 2006 from $6.8 million for the six months ended October 31, 2005. Covers increased while reducing average ticket prices creating more value.
     Hotel. Hotel revenues for the six months ended October 31, 2006 saw an increase of $1.4 million to $7.5 million from $6.1 million for the quarter ending October 31, 2005. Occupancy rates averaged 76% for the six months ended October 31, 2006, a slight increase from the same period a year ago, the average daily rate increased to $194 for the six months ended October 31, 2006. Revenue per available room was $148 for the six months ended October 31, 2006, a 20% increase over prior year, which included the grand opening promotions.
     Recreation and Other. Recreation and other revenues increased $0.7 million, or 8% to $9.5 million for the six months ended October 31, 2006 compared to $8.8 million for the six months ended October 31, 2005, due to a substantial increase in fuel costs, as fuel sales are directly and proportionately related to fuel costs, as well as improved hunt revenues.
     Promotional Allowances. Promotional allowances were $0.9 million for the six months ended October 31, 2006 compared to $1.7 million for the six months ended October 31, 2005, a decrease of $0.8 million or (45%) due to additional corrections reflected in July 2005 for the grand opening.

     Total Operating Expenses. Total operating expenses decreased $4.8 million to $53.1 million for the six months ended October 31, 2006 from $57.9 million for the six months ended October 31, 2005 due to a decrease in labor costs, food and beverage costs partially offset by an increase in fuel costs. The six months ended October 31, 2005 included significant general and administrative adjustments.
     Gaming. Gaming expenses decreased $0.5 million to $8.4 million for the six months ended October 31, 2006 from $8.9 million for the six months ended October 31, 2005 due to slightly higher regulatory costs.
     Food and Beverage. Food and beverage expenses decreased $2.1 million, or (22%), to $7.3 million for the six months ended October 31, 2006 from $9.4 million for the six months ended October 31, 2005. Food and beverage labor costs fell $1.2 million and COGS sold fell $0.6 million as a result of improved labor, vendor, and inventory management.
     Hotel. Hotel expenses decreased to $0.3 million for the six months ended October 31, 2006 to $2.4 million for the six months ended October 31, 2005 from $2.7 million same period a year ago. Hotel is running at a 68% profit for the six months ended October 31, 2006 up 35% from a year ago.
     Recreation and Other. Recreation and other costs increased $0.6 million, or 10% to $6.9 million for the six months ended October 31, 2006 from $6.3 million for the six months ended October 31, 2005 due to a $0.5 million decrease in fuel costs. Gross profit on fuel is 14% for the six months ended October 31, 2006.
     Marketing and Advertising. Marketing and advertising costs increased $0.6 million to $5.3 million for the six months ended October 31, 2006 from $4.7 million for the six months ended October 31, 2005.
     General and Administrative. General and administrative expenses decreased $2.6 million, or (19%), to $11.0 million for the six months ended October 31, 2006 from $13.6 million for the six months ended October 31, 2005. The previous year included significant additional adjustments.
     Depreciation. Depreciation increased $0.2 million to $9.1 million for the six months ended October 31, 2006 from $8.8 million for the six months ended October 31, 2005.
     Income from Operations. Income from operations increased $8.5 million, or 216%, to $12.4 million for the six months ended October 31, 2006 from $3.9 million for the six months ended October 31, 2005.
     Other Income (Expenses). Other non-operating expenses increased $0.5 million to ($13.1) million for the six months ended October 31, 2006 from ($13.6) million for the six months ended October 31, 2005. Other income (expenses) is comprised primarily of interest income and interest expense along with minor amounts of other and other expenses.
Liquidity and Capital Resources
     As of October 31, 2006 and April 30, 2006, we had cash and cash equivalents (net of amounts in restricted accounts) of $17.0 million and $16.8 million, respectively. Our principal uses of liquidity for the six month period ended October 31, 2006 were $4.1 million provided by operations, $1.1 million used in investing activities and $2.8 million used in financing activities.
     Cash provided by operating activities was $4.1 million, a $4.4 million improvement over the previous year, as a result of improved profitability.
     Cash used in investing activities for the six month period ended October 31, 2006 was $1.1 million, which consisted of the purchase of property, plant and equipment, and construction payables. This represents a decrease of $10.4 million from the six months ended October 31, 2005, during which we completed paying for the construction of our new Resort.
     Cash used from financing activities for the six month period ended October 31, 2006 was $2.8 million, consisting of $2.0 million from long term debt and $19.0 million distributed to the Tribe. During the six months ended October 31, 2006, $18.2 million was provided from financing activities reflecting releases of restricted cash and new leases to pay for construction costs.

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
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of October 31, 2006, accrued interest payable on the Notes was $11.2 million. The notes were secured until delivery of a final certificate of completion of the Resort by first priority security interests in the following accounts:
•	an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of October 31, 2006, the balance in the interest reserve account was $0;

•	a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of October 31, 2006, the balance in the construction disbursement account was $0.0 million;

•	a construction reserve account, which was funded at the time the Notes were sold approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe’s prior gaming compact. As of October 31, 2006, the balance in the construction reserve account was $0; and

•	a construction retainage account. As of October 31, 2006, the balance the construction retainage accounts was $164,000.
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
     On November 15, 2006, IMGRC made it’s $12 million coupon payment with cash from operations.
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of October 31, 2006, there is approximately $1.3 million outstanding on the BIA Note.
Credit Facility

     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears a fixed interest rate between 7.55% and 8.18% off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of October 31, 2006, approximately $11.7 million has been drawn against this facility and another $1.2 million drawn from slot vendors to finance purchases of furniture, fixtures and equipment.
Credit Rating
     On August 21, 2006, Standard and Poor’s (“S&P”) downgraded our Notes from ‘B’ to ‘B-’, including its issuer rating from ‘B’ to ‘B-’, with an outlook of negative. Key factors stated by S&P in its downgrade decision include 1) disappointing earnings for the fourth quarter ended April 30, 2006, 2) a tight liquidity position, and 3) reported internal control weaknesses. Other weaknesses include 1) remoteness of its market, 2) single market operator, 3) small cash flow base, 4) high debt levels, 5) weak credit measures, and 6) challenges associated with operating a larger resort facility. The ratings positively reflected our limited competition in southern New Mexico. Ratings could be further lowered if our liquidity position becomes further constrained. We do not believe that these rating actions have had or will have a significant impact on our operations. We regularly provide financial information to rating agencies to both maintain and enhance existing ratings. We are in compliance with all covenants or other requirements set forth in our credit agreements. Further, we do not have any rating downgrade triggers that would automatically accelerate the maturity dates of any debt. However, a downgrade in our credit rating could adversely affect our ability to borrow on, renew existing, or obtain access to new financing arrangements and would increase the cost of such financing arrangements. For example, a downgrade in credit rating could reduce our ability to issue commercial paper.
Off-Balance Sheet Arrangements
     As of October 31, 2006, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended October 31, 2006 or 2005, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
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
     As of October 31, 2006, we had an aggregate of approximately $213.9 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:

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

     Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2006. Based on its assessment of the design and related testing of our internal control over financial reporting, management has concluded that, as of October 31, 2006, we did not maintain effective internal control over financial reporting.
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
     The material weaknesses in our internal control over financial reporting that we identified as of October 31, 2006, as well as our remediation efforts to date, are more fully discussed under Item 4 “Controls and Procedures” of this Report.
     While we are taking steps to address the identified material weaknesses, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weaknesses and control deficiencies or to prevent additional material weaknesses or control deficiencies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of October 31, 2006, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of October 31, 2006, we held no derivative instruments.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (referenced herein as the Exchange Act), we carried out, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2006, our disclosure controls and procedures were not effective because of the material weaknesses discussed below. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our financial statements were prepared in accordance with generally accepted accounting principles. As a result of such efforts, management has concluded that the financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
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
     At the direction of our audit committee, during the period covered by this Report and continuing through the filing of this Report, we have begun implementing permanent changes in an effort to enhance our internal controls in response to management’s conclusions. These changes include:
•	improved system for documentation and verification of transactions;

•	improved system of entering transaction into general and subsidiary ledgers in a timely and complete manner;

•	implementing improved and additional systems relating to account reconciliation and transaction reporting, including the review, analysis and reconciliation of ledger details and timely recording of transactions;

•	developing a comprehensive policies and procedures manual that is accessible and understood by all members of our finance staff;

•	specifically defining and documenting the responsibilities of our financial reporting personnel;

•	improved training of our financial reporting personnel; and

•	retaining Protiviti, Inc., an independent advisory firm, to assist in evaluating our internal controls, including the identification, documentation and testing of significant controls, policies and procedures.
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
     Management has evaluated the effectiveness of our internal control over financial reporting as of October 31, 2006. Based on our evaluation, management concluded that material weaknesses existed in our internal controls over financial reporting and consequently, as of October 31, 2006, we did not maintain effective internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
     During the period covered by this Report on Form 10-Q, we have expanded our implementation of the Interim Measures, and expanded the implementation of the permanent changes to our internal controls, described above.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

Exhibit No.	Description
10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4**	Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.

10.5***	Employment Agreement dated September 12, 2005 between the Mescalero Apache Tribe and Lance Kintz.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on August 15, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Act, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: December 13, 2006	By	/s/ Brian D. Parrish
	Name:	Brian D. Parrish
	Its:	Chief Operating Officer (Principal Executive Officer)

Date: December 13, 2006	By	/s/ Lance Kintz
	Name:	Lance Kintz
	Its:	Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4**	Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.

10.5***	Employment Agreement dated September 12, 2005 between the Mescalero Apache Tribe and Lance Kintz.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on August 15, 2006.