Form 10-Q
period 2007-01-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2007-03-13
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007
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
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2007

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of	As of
	January 31, 2007	April 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,334,076	$16,768,372
Restricted cash and cash equivalents	—	18,171,534
Accounts receivable, net of allowance for doubtful accounts	240,437	565,420
Inventories	861,975	809,789
Prepaid expenses	514,281	372,774

Total current assets	10,950,769	36,687,889

NON CURRENT ASSETS:
Property, plant and equipment	299,461,313	300,320,136
Accumulated depreciation and amortization	(83,338,287)	(71,385,662)

Property, plant and equipment, net	216,123,026	228,934,474
Deferred financing cost, net	6,476,964	7,695,897
Other long-term assets	130,356	42,003

Total assets	$233,681,115	$273,360,263

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and other short-term liabilities	$253,203	$2,606,670
Construction accounts payable	1,382,638	2,274,874
Accrued expenses	6,774,603	10,760,344
Accrued interest	5,200,000	11,200,000
Deposits and advance payments	63,773	372,470
Current portion of long-term debt	3,804,532	3,250,329

Total current liabilities	17,478,749	30,464,687

NON CURRENT LIABILITIES:
Long-term debt, net of current portion	209,101,906	211,530,149

Total liabilities	226,580,655	241,994,836

COMMITMENTS AND CONTINGENCIES (Note 9)

EQUITY:

Contributed capital	31,653,936	52,633,096
Accumulated deficit	(24,553,476)	(21,267,669)

Total equity	7,100,460	31,365,427

Total liabilities and equity	$233,681,115	$273,360,263

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	January 31, 2007	January 31, 2006	January 31, 2007	January 31, 2006
Revenues:
Gaming	$17,067,099	$17,172,786	$59,213,625	$58,870,770
Hotel	2,866,620	2,263,179	10,442,796	8,439,212
Food and Beverage	3,282,789	2,721,114	10,482,813	9,618,398
Recreation and other	7,184,094	4,084,469	16,742,031	12,970,970

Gross Revenue	30,400,602	26,241,548	96,881,265	89,899,350

Less-Promotional Allowances	1,779,543	558,207	2,756,729	2,331,207

Net Revenue	28,621,059	25,683,341	94,124,536	87,568,143

Operating Expenses
Gaming	3,782,341	3,799,063	12,274,414	12,788,582
Hotel expenses	1,006,331	1,180,401	3,442,752	3,916,389
Food and beverage	3,251,831	2,962,554	10,618,119	12,410,024
Recreation and other	3,167,961	3,043,533	10,117,010	9,368,203
Marketing and Advertising	2,259,640	1,899,078	7,650,629	6,658,771
General and administrative	5,204,468	4,155,574	16,239,325	17,831,382
Health Insurance – Medical	617,657	804,660	1,704,953	2,174,101
401 K	99,183	—	99,183	—
Mescalero Apache Telecom	47,539	33,877	151,134	109,887
Tribal Regulatory Fees	600,000	600,000	1,800,000	2,338,697
Depreciation and amortization	4,502,354	4,455,568	13,576,720	13,288,219

Total Operating Expenses	24,539,305	22,934,308	77,674,239	80,884,255

Operating Income	4,081,754	2,749,033	16,450,297	6,683,888

Other Income (Expense)
Interest Income	36,810	84,243	217,392	346,377
Interest Expense	(6,655,336)	(7,409,193)	(20,012,919)	(21,048,073)
Other Income (expense)	—	(39,844)	59,423	(339,057)

Total Other Income (expense)	(6,618,526)	(7,364,794)	(19,736,104)	(21,040,753)

Net Loss	$(2,536,772)	$(4,615,761)	$(3,285,807)	$(14,356,865)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended January 31
	2007	2006
Cash flows from operating activities:
Net loss	$(3,285,807)	$(14,356,865)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,575,980	13,288,220
Changes in assets and liabilities:
Accounts receivable, net of allowance	324,983	186,184
Inventories	282,474	372,354
Prepaid expenses	(476,167)	322,876
Other long-term assets	(88,353)	118,533
Accounts payable	(2,353,467)	(1,320,915)
Accrued expenses	(4,294,438)	(7,693,413)
Accrued interest payable	(6,000,000)	312,780

Net cash used by operating activities	(314,795)	(8,770,246)

Cash flows from investing activities:
Purchase of property, plant and equipment	(374,579)	(10,382,551)
Construction accounts payable	(892,236)	(2,870,860)

Net cash used in investing activities	(1,266,815)	(13,253,411)

Cash flows from financing activities:
Cash held for construction payments	18,171,534	14,763,247
Principal borrowings (payments) on long-term debt	(3,045,060)	14,286,180
Distributions to Mescalero Apache Tribe	(20,979,160)	(6,944,896)

Net cash provided (used)by financing activities	(5,852,686)	22,104,531

Net increase (decrease) in cash and cash equivalents	(7,434,296)	80,874

Cash and cash equivalents, beginning of period	16,768,372	13,718,521

Cash and cash equivalents, end of period	$9,334,076	$13,799,395

Supplemental cash flow information:
Cash paid for interest	$24,094,305	$21,048,073

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital leases	$1,171,020	$422,500

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
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows at January 31, 2007 and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2006.
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $6.5 million as of January 31, 2007 and $7.7 million as of April 30, 2006.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino’s senior notes, and capital leases, fair value at January 31, 2007 was approximately $213 million and $215 million at April 30, 2006.

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
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were approximately $1,779,099 and $558,000 for the three months ended January 31, 2007 and January 31, 2006. Rebates for the Nine months ended were $2,756,729 and $2,331,000.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point’s liability is included in accrued expenses and totaled $1,046,000 at January 31, 2007 and $1,028,000 at April 30, 2006.
Emerging Issues Task Force (“EITF”) Issue No. 00-14, Accounting for Certain Sales Incentives requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino’s accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Quarter Ended Jan. 31,		Nine Months Ended Jan. 31
	2007	2006	2007	2006
Rooms	$150,534	$(22,026)	$687,332	$(294,952)
Food and beverage	94,641	377,515	435,228	373,137
Other	(16,680)	(221)	(10,277)	(14,575)

	$228,495	$355,268	$1,112,283	$63,610

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
Marketing and Advertising Costs
IMG Resort and Casino’s marketing and advertising costs to outside parties are expensed as incurred and for the three months ended January 31, 2007 and 2006 were $2.2 million and $1.9 million respectively.
IMG Resort and Casino’s marketing and advertising costs to outside parties are expensed as incurred and for the nine months ended January 31, 2007 and 2006 were $7.6 million and $6.7 million respectively.
Tribal Taxes
IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $600,000 and $600,000 in expenses for school taxes to the Tribe for the three month periods ended January 31, 2007 and January 31, 2006, respectively. For the nine month period ending January 31, 2007, school tax expenses totaled $1,800,000 and $2,339,000 for the same period one year ago.
Classification of Departmental Costs
Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs for casino-based supply costs, certain and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets as well as other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our headquarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy, facilities, utility costs and other indirect costs not included in the direct costs of our operating departments.
Income Taxes
As unincorporated enterprises of the Tribe, IMG Resort and Casino and its subsidiaries are exempt from federal and state income taxes.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. IMG Resort and Casino does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or consolidated financial position.
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
The allowance for doubtful accounts was $207,000 as of January 31, 2007 and $240,000 as of April 30, 2006.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS
Restricted cash and equivalents consists of the following:

	January 31, 2007	April 30, 2006
Interest reserve	$—	$22,881
Construction reserve	—	15,818,236
Construction retainage	—	2,330,417

Total restricted cash	$—	$18,171,534

NOTE 4—INVENTORIES
Inventories consist of the following as of:

	January 31, 2007	April 30, 2006
Food and beverage	$288,440	$259,580
Golf and pro shop	112,591	134,377
Gift shops, fuel and other	460,944	567,577
Reserves	—	(151,745)

Inventories	$861,975	$809,789

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	January 31, 2007	April 30, 2006
Land	$538,894	$538,894
Buildings, lifts and snowmaking equipment	217,928,997	217,928,997
Non-gaming equipment, furniture and other	50,518,663	51,167,661
Gaming equipment	21,026,275	21,469,769
Leasehold and land improvements, lake and golf course	6,842,477	6,842,477

Subtotal	296,855,306	297,947,798
Less accumulated depreciation and amortization	(83,338,287)	(71,385,662)

Property, plant and equipment, net	213,517,019	226,562,136
Construction in progress (CIP)	2,606,007	2,372,338

Net Property, plant and equipment	$216,123,026	$228,934,474

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

On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of January 31, 2007, $11.0 million is drawn against this facility and $.7 million in short term notes with slot equipment vendors to finance the purchases of furniture, fixtures and equipment in which a lien is held.
In connection with the IMG Resort and Casino’s issuing $200.0 million of its 12% Senior Notes (“Notes”) pursuant to an underlying Indenture (“Indenture”), IMG Resort and Casino entered into a Cash Collateral and Disbursement Agreement dated November 3, 2003 (the “Cash Collateral Agreement”), by and among U.S. Bank National Association, as disbursement agent, securities intermediary and depositary bank, U.S. Bank National Association, as trustee under the Indenture, Professional Associates Construction Services, Inc., a California corporation, the Tribe and certain unincorporated entities of the Tribe as guarantors pursuant to a certain Guaranty Agreement (“Guarantee”). Pursuant to the Cash Collateral Agreement, certain amounts were placed in reserve accounts (“Collateral Accounts”) (i) to finance the design, development, construction, equipment and operations of phase II of its two-phase construction project, which was comprised of the Inn of the Mountain Gods Resort and Casino, including a casino, hotel and certain related amenities (the “Project”), (ii) for payment of the first three interest payments due on the Notes, (iii) to fund a Compact Dispute Resolution and, after all funds in the Construction Disbursement Account have been exhausted, to finance completion of the Project, including the furnishing, fixturing and equipping thereof, and (iv) from the other accounts established under the Cash Collateral Agreement for the purposes set forth therein. Following the Projection Completion Date, as set forth and defined in the Cash Collateral Agreement, IMG Resort and Casino submitted to the Disbursement Agent, the Trustee and the Independent Construction Consultant a Final Disbursement Request pertaining to the amounts requested for disbursement, together with all required schedules and certifications. The final disbursement was made from the construction reserve account on or about August 17, 2006 in the amount of $13,881,000 to the Tribe and $2,000,000 to Centex/Worth Group, LLC. The Tribe and IMG Resort and Casino have entered into a Settlement and Assignment Agreement (“Settlement Agreement”) dated July 10, 2006 with Centex/Worth Group, LLC, the Contractor of the Project, and Centex Construction, LLC, the Subcontractor of the Project, whereby the Tribe (through the Final Disbursement Request) paid the Contractor $2,000,000 from the construction reserve account to settle certain claims against various parties, including the Subcontractor. In addition, the Tribe and IMG Resort and Casino assigned various causes of action they had against various parties involved with the construction of the Project to the Contractor.
All demands for the retainer monies have been disbursed, and all restricted accounts have zero balances.
Long-term debt is summarized as follows:

	January 31, 2007	April 30, 2006
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,221,589	1,457,501
Capital Equipment Loans. Five (5) year term, 7.65% interest	11,007,502	13,099,354
Short-Term Notes, up to 8% imputed interest	677,347	223,623

	212,906,438	214,780,478
Less current portion	(3,804,532)	(3,250,329)

Long-term portion	$209,101,906	$211,530,149

The maturities of long-term debt as of January 31, 2007 are as follows (in thousands):

2007 (nine months)	$1,458
2008	3,273
2009	3,534
2010	203,817
2011	722
2012+	102

$212,906

Total interest incurred for the three months ended January 31, 2007 and 2006 was $6.7 million and $7.4 million, respectively and $20.0 million and $21.0 million for the corresponding nine month periods.

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
NOTE 8—RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses under a series of self-insured plans with appropriate re-insurance umbrella protections in the event of excessive or catastrophic losses in each area. No claims or losses have exceeded the amount of risk deemed to be expected and appropriate and no claims against the re-insurance levels have been made. There are no known or anticipated losses that will exceed the self-insured expected losses.
The Tribe maintains workers’ compensation insurance coverage under a self-insured plan with appropriate re-insurance umbrella protections in the event of excessive or catastrophic losses. IMG Resort and Casino’s employees are covered under this plan. IMG Resort and Casino accounts for appropriate re-insurance premium payments and journal entries and accruals based on current loss experience consistent with prudent management and provision for loss reserves. No re-insurance claims have needed to be accessed since July 2005 when the self-insured plan was adopted. There are no known or expected current losses that will exceed the self-insured expected losses at this time.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $617,657 for the three months ended January 31, 2007, and $804,660 for the same period a year ago. For the nine month period ending January 31, insurance reimbursements expenses were $1,704,953 and $2,174,101 for 2007 and 2006, respectively.
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
Occupancy Fee

A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a quarterly occupancy fee based on revenue and gross fixed assets. Occupancy fees for the three months ended January 31, 2007 were $31,000 and $31,000 for the nine months ended January 31, 2007. No Forest Service fees were recognized over the same period one year ago as a result of a prior year overpayment.
Construction Agreement
In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance has been issued following the successful completion of identified incomplete items on August 17, 2006. At January 31, 2007 there was no (zero) retainage. In addition, the original contract was amended to include approximately $3.0 million of additional (primarily HVAC) equipment and excavation work.
Employment Agreements
Effective November 10, 2006, the Management Board approved an amendment to Mr. Parrish’s (Chief Operating Officer) executive employment agreement. The amended agreement extends Mr. Parrish’s employment term through September 11, 2008 and changes total compensation to $350,000 per annum. If either Mr. Parrish or IMG Resort and Casino terminate the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Parrish the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Parrish has secured employment with another employer. IMG Resort and Casino is not required to pay any compensation if Mr. Parrish terminates the agreement voluntarily. Bonus compensation was eliminated from the amended agreement
Pursuant to an employment agreement dated September 12, 2005, Mr. Kintz provides services to the IMG Resort and Casino as its Chief Financial Officer on a month to month basis. The agreement provides that either Mr. Kintz or IMG Resort and Casino may terminate the agreement for any reason whatsoever. Mr. Kintz receives a monthly salary of $15,000; in addition to bonuses for the completion of various critical project milestones.
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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $47,000 and $34,000 for the three months ended January 31, 2007 and 2006, respectively, and $151,000 and $110,000 for the nine months ended January 31, 2007 and 2006, for such services.
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
The Tribe provides employee benefits to IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $0.9 million, $1.4 million, $3.5 million for the fiscal years ended April 30, 2004, 2005 and 2006. The estimate for fiscal year 2007 is $3.3 million.
The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who worked for IMG Resort and Casino for at least 120 days and attained 18 years of age. The company matches employee contribution up to 4%. Qualified employees who have been employed for more than 120 days had the initial waiting period waived. The total match and contributions made by IMG Resort and Casino was $99,183 for the period ending January 31, 2007, representing only one month. The plan was not in place in January 31, 2006. This plan became effective January 1, 2007. The first payroll deduction and match began on January 12, 2007.
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

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION

	$(000s)
Three Months ended:	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
January 31, 2007
Net Revenue	$10,065	$6,006	$4,107	$8,616	$(173)	$28,621
Operating Income (Loss)	7,495	4,549	2,111	1,821	(11,894)	4,082
Depreciation Expense	—	—	—	—	4,502	4,502
Interest Expense	—	—	—	—	6,655	6,655
Interest Income	—	—	—	—	(37)	(37)

January 31, 2006
Net Revenue	$10,295	$6,901	$330	$7,059	$1,098	$25,683
Operating Income (Loss)	7,678	5,517	(135)	970	(11,281)	2,749
Depreciation Expense	—	—	—	—	4,456	4,456
Interest Expense	—	—	—	—	7,409	7,409
Interest Income	—	—	—	—	(84)	(84)

	Gaming
Nine months ended	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
January 31, 2007
Net Revenue	$35804	$22,401	$4,110	$32,738	$(928)	$94,125
Operating Income (Loss)	27,437	17,863	468	9,121	(38,439)	16,450
Depreciation Expense	—	—	—	—	13,577	13,577
Interest Expense	—	—	—	—	20,013	20,013
Interest Income	—	—	—	—	(217)	(217)

January 31, 2006
Net Revenue	$36,048	$22,580	$322	$29,005	$(387)	$87,568
Operating Income (Loss)	25,558	17,991	(322)	4,828	(41,371)	6,684
Depreciation Expense	—	—	—	—	13,288	13,288
Interest Expense	—	—	—	—	21,048	21,048
Interest Income	—	—	—	—	(346)	(346)
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
The following consolidating information is presented as of January 31, 2007 and as of April 30, 2006 and for the three and nine months ended January 31, 2007 and 2006.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of January 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$5,838,618	$3,495,458	$—	$9,334,076
Accounts receivable	971	239,466	—	240,437
Inventories	140,165	721,810	—	861,975
Prepaid expenses	509,376	4,905	—	514,281

Total current assets	6,489,130	4,461,639		10,950,769

Fixed Assets	2,606,007	296,855,306	—	299,461,313
Depreciation	(383,225)	(82,955,062)	—	(83,338,287)

Net fixed assets	2,222,782	213,900,244	—	216,123,026

Non-Current Assets Other Assets	50,000	80,356	—	130,356
Deferred financing costs	6,476,964	—	—	6,476,964
Advances to Subsidiaries	140,545,365	58,251,938	(198,797,303)	—
Investment in Subsidiaries	102,328,020	—	(102,328,020)	—

Total Assets	$258,112,261	$276,694,177	$(301,125,323)	$233,681,115

Accounts Payable and other short term liabilities	$253,203	$—	$—	$253,203
Construction accounts payable	1,382,638	—	—	1,382,638
Accrued expenses	5,451,402	1,323,201	—	6,774,603
Accrued interest	5,200,000	—	—	5,200,000
Advanced deposits	—	63,773	—	63,773
Current portion of long-term debt	3,576,457	228,075	—	3,804,532

Total current liabilities	15,863,700	1,615,049	—	17,478,749

Non-Current Liabilities
Advances from subsidiaries	27,039,711	171,757,592	(198,797,303)	—

Long-term debt, net of current portion	208,108,390	993,516	—	209,101,906

Total liabilities	251,011,802	174,366,157	(198,797,303)	226,580,655

Contributed Capital	31,653,936	(19,109,994)	19,109,994	31,653,936

Retained Earnings (deficit)	(24,553,476)	121,438,014	(121,438,014)	(24,553,476)

Total equity	7,100,460	102,328,020	(102,238,020)	7,100,460

Total liabilities and equity	$258,112,261	$276,694,177	$(301,125,323)	$233,681,115

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended January 31, 2007

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$17,067,099	$—	$17,067,099
Hotel	—	2,866,620	—	2,866,620
Food and Beverage	—	3,282,789	—	3,282,789
Recreation and other	—	7,184,094	—	7,184,094

Gross Revenue	—	30,400,602	—	30,400,602

Less -Promotional Allowances	355	1,779,188	—	1,779,543

Net Revenue	(355)	28,621,414	—	28,621,059

Operating Expenses
Gaming	—	3,782,341	—	3,782,341
Hotel expenses	—	1,006,331	—	1,006,331
Food and beverage	—	3,251,831	—	3,251,831
Recreation and other	—	3,167,961	—	3,167,961
Marketing	—	2,259,640	—	2,259,640
General and administrative	3,319,102	1,885,366	—	5,204,468
Health Insurance — Medical	—	617,657	—	617,657
Mescalero Apache- 401K	—	99,183	—	99,183
Mescalero Apache Telecom	—	47,539	—	47,539
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,502,354	—	4,502,354

Total Operating Expenses	3,319,102	21,220,203	—	24,539,305

Operating Income (Loss)	(3,319,457)	7,401,211	—	4,081,754

Other Income (Expense)
Interest Income	36,810	—	—	36,810
Interest(Expense)	(6,655,336)	—	—	(6,655,336)
Income from subsidiaries	7,401,211	—	(7,401,211)	—

Total Other Income (expense)	782,685	—	(7,401,211)	(6,618,526)

Net Income (Loss)	$(2,536,772)	$7,401,211	$(7,401,211)	$(2,536,772)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended January 31, 2007

	IMG Resort	Guarantor
	and Casino	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$59,213,625	$—	$59,213,625
Hotel	—	10,442,796	—	10,442,796
Food and Beverage	—	10,482,813	—	10,482,813
Recreation and other	—	16,742,031	—	16,742,031

Gross Revenue	—	96,881,265	—	96,881,265

Less -Promotional Allowances	398	2,756,331	—	2,756,729

Net Revenue	(398)	94,124,934	—	94,124,536

Operating Expenses
Gaming	—	12,274,414	—	12,274,414
Hotel expenses	—	3,442,752	—	3,442,752
Food and beverage	—	10,618,119	—	10,618,119
Recreation and other	—	10,117,010	—	10,117,010
Marketing	—	7,650,629	—	7,650,629
General and administrative	10,577,184	5,662,141	—	16,239,325
Health Insurance — Medical	—	1,704,953	—	1,704,953
Mescalero Apache 401K	11,832	87,351	—	99,183
Mescalero Apache Telecom	—	151,134	—	151,134
Tribal Regulatory Fees	—	1,800,000	—	1,800,000
Depreciation and amortization	—	13,576,720	—	13,576,720

Total Operating Expenses	10,589,016	67,085,223	—	77,674,239

Operating Income (Loss)	(10,589,414)	27,039,711	—	16,450,297

Other Income (Expense)
Interest Income	217,392	—	—	217,392
Interest (Expense)	(20,012,919)	—	—	(20,012,919)
Income from subsidiaries	27,039,711	—	(27,039,711)	—
Other income (expense)	59,423	—	—	59,423

Total Other Income (expense)	7,303,607	—	(27,039,711)	(19,736,104)

Net Income (Loss)	$(3,285,807)	$27,039,711	$(27,039,711)	$(3,285,807)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended January 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,285,807)	$27,039,711	$(27,039,711)	$(3,285,807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,350,352	14,225,628	—	15,575,980
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable, net of allowance	3,450	321,533	—	324,983
Inventories	194,495	87,979	—	282,474
Prepaid expenses	(509,376)	33,209	—	(476,167)
Other long term assets	—	(88,353)	—	(88,353)
Accounts payable	(2,353,467)	—	—	(2,353,467)
Accrued expenses	(5,640,148)	1,345,710	—	(4,294,438)
Interest payable	(6,000,000)	—	—	(6,000,000)

Net cash provided by (used in) operating activities	(16,240,501)	42,965,417	(27,039,711)	(314,795)

Cash flows from investing activities:

Construction Payable	(892,236)	—	—	(892,236)
Purchase of property, plant and equipment	(234,696)	(139,883)	—	(374,579)
Investment in subsidiaries	(27,039,711)	—	27,039,711	—

Net cash used by investing activities	(28,166,643)	(139,883)	27,039,711	(1,266,815)

Cash flows from financing activities:
Cash held from construction payments	18,171,534	—	—	18,171,534
Advances to (from) affiliates	43,580,290	(43,580,290)	—	—
Principal borrowings (payments) on debt	(1,638,131)	(1,460,929)	—	(3,045,060)
Distributions to Mescalero Apache Tribe	(20,979,160)	—	—	(20,979,160)

Net cash provided by (used in) financing activities	39,134,533	(44,987,219)	—	(5,852,686)

Net decrease in cash and cash equivalents	(5,272,611)	(2,161,685)	—	(7,434,296)

Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$5,838,618	$3,495,458	$—	$9,334,076

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2006

	IMG Resort	Wholly-owned
	and Casino	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$11,111,229	$5,657,143	$—	$16,768,372
Restricted cash and cash equivalents	18,171,534	—	—	18,171,534
Accounts receivable	4,421	560,999	—	565,420
Inventories	—	809,789	—	809,789
Prepaid expenses	334,660	38,114	—	372,774

Total current assets	29,621,844	7,066,045		36,687,889

Fixed Assets	2,371,311	297,948,825	—	300,320,136
Depreciation	(251,806)	(71,133,856)	—	(71,385,662)

Net fixed assets	2,119,505	226,814,969	—	228,934,474

Non Current Assets
Other Assets	50,000	(7,997)	—	42,003
Deferred financing costs	7,695,897	—	—	7,695,897
Advances to Subsidiaries	186,971,842	42,824,251	(229,796,093)	—
Investment in Subsidiaries	75,288,309	—	(75,288,309)	—

Total Assets	$301,747,397	$276,697,268	$(305,084,402)	$273,360,263

Accounts Payable and other short term liabilities	$2,606,670	$—	$—	$2,606,670
Construction in progress accounts payable	2,274,874	—	—	2,274,874
Accrued expenses	11,090,735	(330,391)	—	10,760,344
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	815	371,655	—	372,470
Current portion of long-term debt	3,039,808	210,521	—	3,250,329

Total current liabilities	30,212,902	251,785	—	30,464,687

Non Current Liabilities:
Advances from subsidiaries	29,885,898	199,910,195	(229,796,093)	—
Long-term debt, net of current portion	210,283,170	1,246,979	—	211,530,149

Total liabilities	270,381,970	201,408,959	(229,796,093)	241,994,836
Contributed Capital	52,633,096	(19,109,994)	19,109,994	52,633,096
Retained earnings (deficit)	(21,267,669)	94,398,303	(94,398,303)	(21,267,669)

Total equity	31,365,427	75,288,309	(75,288,309)	31,365,427

Total liabilities and equity	$301,747,397	$276,697,268	$(305,084,402)	$273,360,263

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended January 31, 2006

	IMG Resort	Wholly-owned
	and Casino	Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$17,172,786	$—	$17,172,786
Food and Beverage	—	2,263,179	—	2,263,179
Hotel	—	2,721,114	—	2,721,114
Recreation and other	—	4,084,469	—	4,084,469

Gross Revenue	—	26,241,548		26,241,548

Less -Promotional Allowances	—	558,207	—	558,207

Net Revenue	—	25,683,341	—	25,683,341

Operating Expenses
Gaming	54,116	3,744,947	—	3,79,063
Hotel expenses	—	1,180,401	—	1,180,401
Food and beverage	20,602	2,941,952		2,962,554
Recreation and other	595	3,042,938	—	3,043,533
Marketing and advertising	544,882	1,354,196		1,899,078
General and administrative	2,753,484	1,402,090	—	4,155,574
Health Insurance — Medical	(334,343)	1,139,003	—	804,660
Mescalero Apache Telecom	33,877	—	—	33,877
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,455,568	—	4,455,568

Total Operating Expenses	3,073,213	19,861,095	—	22,934,308

Operating Income (Loss)	(3,073,213)	5,822,246	—	2,749,033

Other Income (Expense) Interest Income	84,070	173	—	84,243
Interest Expense	(7,478,821)	69,628	—	(7,409,193)
Income from subsidiaries	5,851,364	—	(5,851,364)	—
Other income (expense)	839	(40,683)	—	(39,844)

Total Other Income (expense)	(1,542,548)	29,118	(5,851,364)	(7,364,794)

Net Income (Loss)	$(4,615,761)	$5,851,364	$(5,851,364)	$(4,615,761)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months ended January 31, 2006

	IMG Resort	Wholly-owned
	and Casino	Guarantors	Eliminations	Consolidated
Revenues:
Gaming	$—	$58,870,770	$—	$58,870,770
Hotel	—	8,439,212	—	8,439,212
Food and Beverage	—	9,618,398	—	9,618,398
Recreation and other	—	12,970,970	—	12,970,970

Gross Revenue	—	89,899,350		89,899,350

Less -Promotional Allowances	55	2,331,152	—	2,331,207

Net Revenue	(55)	87,568,198	—	87,568,143

Operating Expenses
Gaming	170,884	12,617,698	—	12,788,582
Hotel expenses	—	3,916,389	—	3,916,389
Food and beverage	105,142	12,304,882	—	12,410,024
Recreation and other	1,116	9,367,087	—	9,368,203
Marketing and advertising	2,775,836	3,882,935	—	6,658,771
General and administrative	11,825,078	6,006,304	—	17,831,382
Health Insurance — Medical	240,220	1,933,881	—	2,174,101
Mescalero Apache Telecom	109,887	—	—	109,887
Tribal Regulatory Fees	—	2,338,697	—	2,338,697
Depreciation and amortization	—	13,288,219	—	13,288,219

Total Operating Expenses	15,228,163	65,656,092	—	80,884,255

Operating Income (Loss)	(15,228,218)	21,912,106	—	6,683,888

Other Income (Expense) Interest Income	343,471	2,906	—	346,377
Interest Expense	(21,048,073)	—	—	(21,048,073)
Income from subsidiaries	21,876,767	—	(21,876,767)	—
Other income (expense)	(300,812)	(38,245)	—	(339,057)

Total Other Income (expense)	871,353	(35,339)	(21,876,767)	(21,040,753)

Net Income (Loss)	$(14,356,865)	$21,876,767	$(21,876,767)	$(14,356,865)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine months ended January 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(14,356,865)	$21,876,767	$(21,879,767)	$(14,356,865)
Adjustments to reconcile net income (loss) to net Cash (used in) operating activities:
Depreciation and amortization	—	13,288,220	—	13,288,220
Changes in assets and liabilities:
Accounts receivable, net of allowance	334,712	(148,528)	—	186,184
Inventories	—	372,354	—	372,354
Prepaid expenses	765,487	(442,611)	—	322,876
Other long term assets	54,991	63,542	—	118,533
Accounts payable	(1,320,915)	—	—	(1,320,915)
Accrued expenses	(4,743,810)	(2,949,603)	—	(7,693,413)
Accrued interest payable	313,230	(450)	—	(312,780)

Net cash provided (used in) by operating activities	(18,953,170)	32,059,691	(21,876,767)	(8,770,246)

Cash flows from investing activities:
Investment in subsidiaries	(20,234,967)	—	20,234,967	—
Purchase of property, plant and equipment	—	(12,024,351)	(1,641,800)	(10,382,551)
Construction in progess accounts payable	(2,870,860)	—	—	(2,870,860)

Net cash used in by investing activities	(23,105,827)	(12,024,351)	(21,876,767)	(13,253,411)

Cash flows from financing activities:

Cash held for construction payments	14,763,247	—	—	14,763,247
Advances to (from) affiliates	28,265,619	(28,265,619)	—	—
Principal borrowings (payments) on long-term debt, net	14,198,236	87,944	—	14,286,180
Distributions to Mescalero Apache Tribe	(6,944,896)	—	—	(6,944,896)

Net cash used in (provided by) financing activities	50,282,206	(28,177,675)	—	22,104,531

Net increase in cash and cash equivalents	8,223,209	(8,142,335)	—	80,874

Cash and cash equivalents, beginning of period	524,959	13,193,562	—	13,718,521

Cash and cash equivalents, end of period	$8,748,168	$5,051,227	$—	$13,799,395

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
FORWARD—LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding our expected financial condition, results of operations, business, strategies and financing plans under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q are forward-looking statements. In addition, in those Sections and other portions of this Form 10-Q, the words “anticipate,” “expect,” “plan,” “intend,” “will,” “designed,” “estimate,” “adjust” and similar expressions, as they relate to us or our management, indicate forward-looking statements. These forward-looking statements may prove to be incorrect. Important factors that could cause actual results to differ materially from these forward-looking statements disclosed in this Form 10-Q include, without limitation, risks relating to the following: (a) our levels of leverage and ability to meet our debt service obligations; (b) our financial performance; (c) restrictive covenants in our debt instruments; (d) realizing the benefits of our business plan and business strategies; (e) changes in gaming laws or regulations, including potential legalization of gaming in certain jurisdictions; (f) the impact of competition in our markets; (g) our ability to attract increasing numbers of customers; and (h) general local, domestic and global economic conditions.
     You are urged to consider these factors, and those identified from time to time in our reports and filing with the SEC carefully in evaluating the forward-looking statements contained in this Form 10-Q and for information about the risks and uncertainties that may affect our future results. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q. We do not intend, and undertake no obligation, to update these forward-looking statements.
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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of January 31, 2006, we had 55,000-square feet of combined gaming space featuring 1,502 slot machines and 56 table games between our facilities at the Inn of the Mountain Gods Resort and Casino, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
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
     Classification of Departmental Costs. Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs for casino-based supply costs, certain and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our headquarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments.
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $6.5 million as of January 31, 2007.

Results of Operations
Quarter Ended January 31, 2007 Compared to Quarter Ended January 31, 2006.
     Net Revenues. Net revenues increased $2.9 million, or 12%, to $28.6 million for the quarter ended January 31, 2007 from $25.7 million for the quarter ended January 31, 2006. Gaming net revenues decreased $0.1 million, down (1%) from the comparable prior period; food and beverage revenues increased $0.6 million, or 17%, from the comparable prior period; hotel revenues increased $0.6 million, or 27%, over a year ago. Recreation and other revenue for the 2007 period increased $3.1 million, or 72%, from January 31, 2006 due to substantial increase in snow fall resulting in increased revenue for Ski Apache. Promotional Allowances increased $1.2 million, or 15%, for the quarter ended January 31, 2007 compared to the quarter ended January 31, 2006.
     Gaming. Gross Gaming revenues were flat at $18.4 million for the quarter ended January 31, 2007. Net Slot revenues were flat at $15.9 million for the quarter ended January 31, 2007 and January 31, 2006. Gross slot win per unit, per day was $115 for the quarter ended January 31, 2007, flat with last year. Table games revenues were flat at $2.2 million for the quarter ended January 31, 2007 and January 31, 2006. Daily Net Win per Table for the quarter ended January 31, 2007 was $503 as compared to $500 for the same period a year ago, a 0.1% increase.
     Hotel. Hotel revenues for the quarter ended January 31, 2007 increased $0.6 million to $2.9 million while the quarter ending January 31, 2006 hotel revenues were $2.3 million. Occupancy rates averaged 65%, an increase of 13%, for the quarter ended January 31, 2007, the average daily rate decreased to $166, for the quarter ended January 31, 2007; as compared to $171 for the same period a year ago. Revenue per available room was $108 for the quarter ended January 31, 2007, a 20% increase, as a result of focused, midweek promotional offers.
     Food and Beverage. Food and beverage revenues increased $0.6 million, or 21%, to $3.3 million for the quarter ended January 31, 2007 from $2.7 million for the quarter ended January 31, 2006. Covers increased while reducing average ticket prices creating more value. Increased skier visits contributed to the growth.
     Recreation and Other. Recreation and other revenues increased $3.1 million, or 72% to $7.1 million for the quarter ended January 31, 2007 compared to $4 million for the quarter ended January 31, 2006, due to a substantial increase in revenue from ski. Ski sales make up $4.1 of the category and retail and golf the remaining $3.0 million.
     Promotional Allowances. Promotional allowances were $1.8 million for the quarter ended January 31, 2007 compared to $0.6 million for the quarter ended January 31, 2006, an increase of $1.2 million or 218% due to expanded targeted, crossover promotions using players database with coupons promotions.
     Total Operating Expenses. Total operating expenses increased $1.6 million to $24.5 million for the quarter ended January 31, 2007 from $22.9 million for the quarter ended January 31, 2006 due to increased marketing and promotion, personnel and general infrastructure costs.
     Gaming. Gaming expenses decreased $0.1 million to $3.7 million for the quarter ended January 31, 2007 from $3.8 million for the quarter ended January 31, 2006.
     Hotel. Hotel expenses decreased $0.1 million for the quarter ended January 31, 2007 from $1.2 million for the quarter ended January 31, 2006. Hotel is running at a 62% profit for the quarter ended January 31, 2007 up 43% from a year ago, due to continued increases in rev par and expense management.
     Food and Beverage. Food and beverage expenses increased $0.3 million, or 10%, to $3.3 million for the quarter ended January 31, 2007 from $3.0 million for the quarter ended January 31, 2006. Food and beverage labor costs increased as a result of seasonal\holiday menus and overtime. With increased occupancy and increased ski days, food and beverage labor increased slightly. Also average profit and loss at Ski runs slightly lower than IMG Resort and Casino.
     Recreation and Other. Recreation and other costs increased $0.1 million, or 7% to $3.2 million for the quarter ended January 31, 2007 from $3.0 million for the quarter ended January 31, 2006. Ski operations, alone, were flat to last year while making $2.5 million more in revenue, reflecting successful expense management learned last year.

     Marketing and Advertising. Marketing and advertising costs increased $0.4 million to $2.3 million for the quarter ended January 31, 2007 from $1.9 million for the quarter ended January 31, 2006. IMG Resort and Casino increased its marketing investments with the improved snow fall. Specifically marketing promotes repeat visit, targeting midweek during the slow winter season.
     General and Administrative. General and administrative expenses increased $1.2 million, or 29%, to $5.2 million for the quarter ended January 31, 2007 from $4.2 million for the quarter ended January 31, 2006 due to prior year quarter adjustments for benefits and regulatory fees.
     Depreciation. Depreciation remained flat at $4.5 million for the quarter ended January 31, 2007 and quarter ended January 31, 2006.
     Income from Operations. Income from operations increased $1.3 million, or 48%, to $4.1 million for the quarter ended January 31, 2007 from $2.7 million for the quarter ended January 31, 2006 due to increased revenues associated with a better snow season.
     Other Income (Expenses). Other non-operating expenses increased $0.7 million to $6.6 million for the quarter ended January 31, 2007 from $7.3 million for the quarter ended January 31, 2006. Other income (expenses) is comprised primarily of interest income and interest expense along with other income and other expenses.
Nine Months Ended January 31, 2007 Compared to Nine months ended January 31, 2006.
     Net Revenues. Net revenues increased $6.5 million, or 6.5%, to $94.1 million for the nine months ended January 31, 2007 from $87.6 million for the nine months ended January 31, 2006. Gaming net revenues increased $0.3 million, up 0.6% from the comparable prior period; food and beverage revenues increased $0.9 million, or 9.0%, from the comparable prior period; hotel revenues increased $2.0 million over a year ago. Recreation and other revenue for the 2007 period increased $3.7 million, or 28%, from January 31, 2006 due to increased revenue from ski operations. Promotional Allowances increased $0.4 million for the nine months ended January 31, 2007 compared to the nine months ended January 31, 2006.
     Gaming. Net Gaming revenues increased $0.3 million, or 0.5%, to $59.2 million for the nine months ended January 31, 2007 from $58.9 million for the nine months ended January 31, 2006. Net Slot revenues increased $0.9 million to approximately $55.3 million for the nine months ended January 31, 2007 from $54.5 million for the nine months ended January 31, 2006. Gross slot win per unit, per day was $134 for the nine months ended January 31, 2007 compared to $131 for the nine months ended January 31, 2006. Table games revenue remained flat at $7.3 million for the nine months ended January 31, 2007 and January 31, 2006. Daily Net Win per Table for the nine months ended January 31, 2007 was $566 as compared to $568 for the same period a year ago.
     Hotel. Hotel revenues for the nine months ended January 31, 2007 saw an increase of $2.0 million to $10.4 million from $8.4 million for the quarter ending January 31, 2006. Occupancy rates averaged 73% for the nine months ended January 31, 2007, an increase of 6% from the same period a year ago, the average daily rate increased to $183 for the nine months ended January 31, 2007. Revenue per available room was $133 for the nine months ended January 31, 2007, a 37% increase over the prior year.
     Food and Beverage. Food and beverage revenues increased $0.9 million, or 9%, to $10.5 million for the nine months ended January 31, 2007 from $9.6 million for the nine months ended January 31, 2006. Covers increased while reducing average ticket prices creating more value.
     Recreation and Other. Recreation and other revenues increased $3.7 million, or 28% to $16.7 million for the nine months ended January 31, 2007 compared to $13 million for the nine months ended January 31, 2006, due to a substantial increase in revenue from ski operations as well as fuel costs; as fuel sales are directly and proportionately related to fuel costs.
     Promotional Allowances. Promotional allowances were $2.8 million for the nine months ended January 31, 2007 compared to $2.3 million for the nine months ended January 31, 2006, an increase of $0.5 million or 22% as a result of our expanding targeted promotions to player’s club with cross over, midweek offers.

     Total Operating Expenses. Total operating expenses decreased $3.2 million to $77.7 million for the nine months ended January 31, 2007 from $80.9 million for the nine months ended January 31, 2006 due to a decrease in labor costs, food and beverage costs partially offset by an increase in fuel costs.
     Gaming. Gaming expenses decreased $0.5 million to $12.3 million for the nine months ended January 31, 2007 from $12.8 million for the nine months ended January 31, 2006.
     Hotel. Hotel expenses decreased to $0.5 million for the nine months ended January 31, 2007 to $3.4 million for the nine months ended January 31, 2006 from $3.9 million same period a year ago. Hotel is running at a 68% profit for the nine months ended January 31, 2007 up 35% from a year ago.
     Food and Beverage. Food and beverage expenses decreased $1.8 million, or 15%, to $10.6 million for the nine months ended January 31, 2007 from $12.4 million for the nine months ended January 31, 2006. Food and beverage labor costs fell $1.2 million and COGS sold fell $0.4 million as a result of improved labor, vendor, and inventory management.
     Recreation and Other. Recreation and other costs increased $0.7 million, or 10%, to $10.1 million for the nine months ended January 31, 2007 from $9.4 million for the nine months ended January 31, 2006 due to a $1.1 million increase in fuel costs. Gross profit on fuel is 13% for the nine months ended January 31, 2007.
     Marketing and Advertising. Marketing and advertising costs increased $1.0 million to $7.7 million for the nine months ended January 31, 2007 from $6.7 million for the nine months ended January 31, 2006, due to expanded ski and midweek promotions.
     General and Administrative. General and administrative expenses decreased $1.6 million, or 9%, to $16.3 million for the nine months ended January 31, 2007 from $17.8 million for the nine months ended January 31, 2006. The previous year included significant general and administrative adjustments for benefits and regulatory fees.
     Depreciation. Depreciation increased $0.3 million to $13.6 million for the nine months ended January 31, 2007 from $13.3 million for the nine months ended January 31, 2006.
     Income from Operations. Income from operations increased $9.6 million, or 143%, to $16.5 million for the nine months ended January 31, 2007 from $6.7 million for the nine months ended January 31, 2006 as a result of significantly more ski revenue and improved expense management.
     Other Income (Expenses). Other non-operating expenses decreased $1.3 million to $19.7 million for the nine months ended January 31, 2007 from $21.0 million for the nine months ended January 31, 2006 due to interest adjustments booked in previous year. Other income (expenses) is comprised primarily of interest income and interest expense along with minor amounts of other income and other expenses.
Liquidity and Capital Resources
     As of January 31, 2007 and April 30, 2006, we had cash and cash equivalents (net of amounts in restricted accounts) of $9.3 million and $16.8 million, respectively. Our principal uses of liquidity for the nine month period ended January 31, 2007 were $0.3 million used in operations, $1.3 million used in investing activities and $5.9 million used in financing activities.
     Cash use in operating activities was $0.3 million, an $8.5 million improvement over the previous year, as a result of improved profitability.
     Cash used in investing activities for the nine month period ended January 31, 2007 was $1.3 million, which consisted of the purchase of property, plant and equipment, and construction payables. This represents a decrease of $12.0 million from the nine months ended January 31, 2006, during which we completed paying for the construction of our new Resort.
     Cash used from financing activities for the nine month period ended January 31, 2007 was $5.9 million, consisting of $3.0 million used for long term debt (net) and $21.0 million distributed to the Tribe. During the nine months ended January 31, 2007, $22.1 million was provided from financing activities reflecting releases of restricted cash and new leases to pay for construction costs.

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
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of January 31, 2007, accrued interest payable on the Notes was $11.2 million. The notes were secured until delivery of a final certificate of completion of the Resort by first priority security interests in the following accounts:
•	an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of January 31, 2007, the balance in the interest reserve account was $0;

•	a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of January 31, 2007, the balance in the construction disbursement account was $0;

•	a construction reserve account, which was funded at the time the Notes were sold approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe’s prior gaming compact. As of January 31, 2007, the balance in the construction reserve account was $0; and

•	a construction retainage account. As of January 31, 2007, the balance the construction retainage accounts was $0
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
     On November 15, 2006, IMGRC made its $12 million coupon payment with cash from operations.
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of January 31, 2007, there is approximately $1.3 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years and bears an interest rate indexed off the 3-year Treasury Interest Rate Swaps. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of January 31, 2007, approximately $11.7 million has been drawn against this facility and another $1.2 million drawn from slot vendors to finance purchases of furniture, fixtures and equipment.
Credit Rating
On Dec. 15, 2006, Standard & Poor’s Ratings Services revised its outlook on Inn of the Mountain Gods Resort and Casino (IMG) to developing from negative. At the same time, Standard & Poor’s affirmed its ratings on the company, including its ‘B-’ issuer credit and senior secured debt ratings. Per S&P, credit measures, adjusted for non-recurring charges, have improved meaningfully with debt to EBITDA and EBITDA coverage of interest expense having improved to 6.0x and 1.4x, respectively, for the 12 months ended Oct. 31, 2006, from 7.9x and 1.0x, respectively, for the 12 months of its fiscal year ended April 30, 2006. The outlook revision recognizes the improved operating performance, which if sustained could result in ratings upside potential. It also incorporates a history of inconsistent earnings and continued material weaknesses that were disclosed in IMG’s form 10Q for the period ended Oct. 31, 2006.
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
Off-Balance Sheet Arrangements
     As of January 31, 2007, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended January 31, 2007 or 2005, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
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

     As of January 31, 2007, we had an aggregate of approximately $212.9 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:
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
     Even with completion of the Resort and our expanded market, we continue to rely primarily on drive-in customers living within our primary market area consisting of southern New Mexico, western Texas and northern Mexico for the majority of our revenues. We expect to continue to increase our market reach, but if our marketing strategy is not successful, our primary customer base will continue to be a predominately local one. Therefore, we are subject to greater risks than more geographically diversified gaming or resort operations. Among others, the following conditions could have a material adverse effect on our results of operations:

•	a decline in the economies of our primary market area or a decline in the number of gaming customers from these areas for any reason;

•	an increase in competition in our primary market area or the surrounding area;

•	a significant increase in automotive fuel prices;

•	inaccessibility due to closures of primary access routes; and

•	natural and other disasters in the surrounding area including forest fires and floods.
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

     Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2007. Based on its assessment of the design and related testing of our internal control over financial reporting, management has concluded that, as of January 31, 2007, we did not maintain effective internal control over financial reporting.
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
     The material weaknesses in our internal control over financial reporting that we identified as of January 31, 2007, as well as our remediation efforts to date, are more fully discussed under Item 4 “Controls and Procedures” of this Report.
     While we are taking steps to address the identified material weaknesses, there is no guarantee that these remediation steps will be sufficient to remediate the identified material weaknesses and control deficiencies or to prevent additional material weaknesses or control deficiencies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of January 31, 2007, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of January 31, 2007, we held no derivative instruments.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
     Pursuant to Rule 15d-15(b) of the Exchange Act, we carried out, under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 15d-14 as of the end of the period covered by the Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2007, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting discussed below. Additional review, evaluation and oversight were undertaken on the part of management in order to ensure our financial statements were prepared in accordance with generally accepted accounting principles.
Internal Control Over Financial Reporting
     There were changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affect, or is reasonably likely to materially affect, our internal control over financial reporting, as a result of the material weakness in our internal control over financial reporting described below.
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
     Management has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2007. Based on our evaluation, management concluded that material weaknesses existed in our internal controls over financial reporting and consequently, as of January 31, 2007, we did not maintain effective internal control over financial reporting.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: March 12, 2007	By	/s/ Brian D. Parrish
	Name: Its:	Brian D. Parrish Chief Operating Officer (Principal Executive Officer)

Date: March 12, 2007	By Name: Its:	/s/ Lance Kintz Lance Kintz Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4**	Employment Agreement dated December 12, 2002 between the Mescalero Apache Tribe and Brian Parrish.

10.5***	Employment Agreement dated September 12, 2005 between the Mescalero Apache Tribe and Lance Kintz.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on August 15, 2006.