Form 10-K
period 2007-04-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2007-07-27
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
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
(505) 464-7000
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
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

ii

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

PART I.
Item 1. Business
Overview
IMG Resort and Casino
     IMG Resort and Casino, established on April 2, 2003, is a wholly owned enterprise of the Tribe with the exclusive power to conduct and regulate gaming activities on the Tribe’s reservation. We operate New Mexico’s only all-season gaming destination resort on the Tribe’s 725 square mile reservation in south-central New Mexico. We are located in the forests of the Sacramento Mountains and our operations include: a full- service casino, the Travel Center, offering 17,000 square feet of gaming space including 499 slot machines and 14 table games as of April 30, 2007; and a new resort hotel and casino on the banks of Lake Mescalero offering 38,000 square feet of gaming space including 999 slot machines and 33 table games as of April 30, 2007; the second largest ski resort in New Mexico; a championship golf course; big-game hunting and various other outdoor recreational activities. We are located approximately 120 miles north of El Paso, Texas and the Mexican border, approximately 200 miles south of Albuquerque, New Mexico and approximately 10 miles west of the resort town of Ruidoso. Ruidoso and its surrounding area offers tourists a variety of year-round activities, including skiing, golfing, hunting, boating, fishing, camping, swimming, horseback riding and cultural events. The neighboring town of Ruidoso Downs features the Ruidoso Downs Race Track and Casino, offering quarter horse and thoroughbred racing throughout the summer months and is home of the world’s richest quarter horse race, the All-American Futurity. White Sands National Monument, which attracts in excess of 500,000 visitors a year, is located approximately 60 miles away from our properties.
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
Our Business Activities
     IMG Resort and Casino was formed by the Tribe on April 2, 2003 to be the holding company for all of the Tribe’s gaming and resort enterprises. Prior to the formation of IMG Resort and Casino, the Tribe operated all of its gaming and resort activities through four separate tribal enterprises: Casino Apache, which owned and operated the Tribe’s original casino, Casino Apache, since the commencement of its operations in 1992; Ski Apache, which owned and operated the Tribe’s ski resort, since the commencement of its operations in 1964; Inn of the Mountain Gods, which owned and operated the Tribe’s resort hotel, the Inn of the Mountain Gods, since the commencement of its operations in 1975; and the Travel Center, which owned and operated the Tribe’s second gaming facility, Casino Apache Travel Center, since the commencement of its operations in April 2003. On April 2, 2003, each of the Tribe’s gaming and resort enterprises — the Travel Center, Casino Apache, Ski Apache and Inn of the Mountain Gods — were contributed to IMG Resort and Casino by the Tribe and are wholly-owned subsidiaries of IMG Resort and Casino.
Gaming
     We currently operate two gaming facilities, the Travel Center and IMG Resort and Casino. The Travel Center, opened on May 21, 2003, is located directly on U.S. Highway 70 and is highly visible to drivers in both directions. As of April 30, 2007, the Travel Center featured 17,000 square feet of gaming space, 499 slot machines and 14 table games, including blackjack and roulette. IMG Resort and Casino opened on March 15, 2005 and is located two miles off of U.S. Highway 70, adjacent to the site of our old casino, Casino Apache. As of April 30, 2007, IMG Resort and Casino featured 38,000 square feet of gaming space, 993 slot machines and 32 table games, including craps, blackjack, roulette, three-card poker and “Let it Ride;” a 100-seat buffet restaurant; a gift shop and approximately 2,200 customer parking spaces.

Resort Amenities
     The original Inn of the Mountain Gods opened in 1975 and quickly established its brand identity across New Mexico, West Texas and other parts of the region as a five-star, all-season resort destination which offered a wide range of amenities and recreational activities. The brand also benefited tremendously from the resort’s natural surroundings and the beauty of Mescalero which is situated in the Sacramento Mountains of New Mexico. These mountains provide a spectacular backdrop for the Inn’s18-hole championship golf course, which was designed by Ted Robinson, and create an ideal setting for enjoying skiing, horseback riding, big game hunting, water sports on Lake Mescalero and many other recreational opportunities made available by the Mescalero Apache Tribe.
     The Tribe opened the new and expanded Inn of the Mountain Gods Resort & Casino in March 2005 and was able to build on the 30-year reputation of quality already established by the original facility. The new Inn has received the prestigious four diamond award from AAA in each of its first two years of operations and has been recognized for excellence in convention & meetings facilities, as well as golf. A luxury hotel featuring 273-guest rooms, 40,000 sq. ft. of flexible meeting space, compliment a 38,000 sq ft casino which offers class III Las Vegas-style gaming.”
Skiing
     We have owned and operated Ski Apache since 1964. Ski Apache has 750-acres of ski area and is the second largest snow ski area (based upon acres of ski area) in the State of New Mexico. Our ski resort is located on U.S. Forest and Tribal land on the 12,003-foot Sierra Blanca Mountain, on the southern tip of the Rocky Mountains, approximately 20 miles from the site of the Resort. The number of annual skier visits ranges from 160,000 to 220,000 in a typical year with average snowfall. At April 30, 2007, Ski Apache featured:
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
Business Strategy
For the past fiscal year, IMGRC management focused on solid execution of a proven business strategy that combined an emphasis on revenue growth, expense containment, consistency in the delivery of quality in all products & services and the documentation & implementation of expanded internal controls.
•	The Inn of the Mountain Gods Resort & Casino — The resort continues to be marketed and branded as the best all-season resort destination in the southwest. The combination of premium quality facilities that are situated in the naturally beautiful mountains of Mescalero, distinguish the Inn from its competition within the region. To further refine the Inn’s brand, consistency in the delivery of quality in all services & amenities has been essential to attracting new guests as well as retaining existing ones. From an operational perspective, containing costs and creating greater efficiencies in operations also contributed to the improvements in quality. This enabled management to avoid passing price increases on to the guest which further enhanced value. The documentation and implementation of internal controls yielded the first wave of improvements in financial management — even greater benefits to the operations are anticipated in the coming year.

•	Casino Apache Travel Center — Casino Apache has developed a very strong local’s customer base which fuels a year-round revenue stream. Additionally, because the facility is located right on Highway 70, revenues are further boosted by more than 8,000 vehicles passing by each day. Gasoline prices are kept at .03-cents below the local Wal-Mart to ensure that fuel is priced to attract traffic off the highway. Mid-week food & gaming promotions are also offered and showcased on the electronic readerboard — the grill-type restaurant features larger portion sizes of high-quality at very reasonable prices. A wide variety of slots is offered with a concentration in the lower denominations. Table games also offer lower limits to extend playtime for the guest.
•	Ski Apache — In the prior year (2005-06 ski season), Ski Apache experienced a 60% decrease in skier visits as compared to its 5-year average — this was attributable to receiving only 16” of natural snowfall throughout the entire season or less than 10% of the annual average. As a result, the Ski Apache team implemented an expanded cost control program to compensate for having to produce man-made snow during nearly 80% of the season. This cost structure was then carried over to the 2006-07 ski year and was a major factor in the generation of the highest cash flow & operating margin ever generated by Ski Apache. The management team also concentrated on service, maintenance and improved labor utilization — marketing & advertising support was boosted to help fuel increases in skier visits back to 5-year averages.

•	Championship Golf — The Ted Robinson-designed championship golf course is a very productive standalone asset that also serves as a critical amenity for the Inn of the Mountain Gods Resort. The golf course was originally opened in 1975 and has developed a reputation for providing a high-quality golf experience in a uniquely beautiful mountain setting. The golf course brand has also been enhanced by serving as the host location for the top two professional tournaments held in the State of New Mexico for the past three years. The Hotel Sales department has been very successful in increasing mid-week group business by cross-marketing conventions & meetings with access to the championship golf course.

•	Big Game Hunting — Mescalero Big Game Hunts has been nationally-recognized as one of the top bull elk operations in North America. Co-branding alliances with Cabela’s Outdoor Outfitters and Christensen Arms, a premium firearms manufacturer, have expanded awareness and boosted recognition not only of the hunts but of the Inn of the Mountain Gods Resort. In particular, the Inn has successfully marketed the hunt program to attract new high-end gaming customers — the hunts are a premium amenity that cannot be duplicated by any competitor within or near our market.
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
Mescalero Apache Tribe
Tribal Administration
     The Tribe is a federally recognized Indian tribe located on a 750 square mile reservation in south-central New Mexico and has approximately 4,400 members. The Indian Reorganization Act of 1934 and subsequent federal legislation govern the relationship between the Tribe and the United States government. The Tribe operates under a constitution approved by the United States Secretary of the Interior on March 25, 1936, revised on January 12, 1965, and amended on May 31, 1985.

     In accordance with its Constitution, the Tribe is governed by and enacts laws through ordinances and resolutions of the Mescalero Apache Tribal Council, or the Tribal Council, which is comprised of a President, Vice President and eight Council Members, each of whom is elected by a majority vote of the eligible adult enrolled members of the Tribe. The President is a non-voting member of the Tribal Council and the Vice President only votes if necessary to break a tie. Each member of the Tribal Council serves a two-year term, with the terms of the voting members staggered so that each year four of those eight positions are up for election. The Tribal Council has the power, by ordinance, to establish the principles and policies governing the operation and control of all enterprises of the Tribe. The Tribal President has the power to contract for the Tribe upon authorization from the Tribal Council. The Tribal Executive Committee, or the Executive Committee, has responsibility for oversight of all business activities on behalf of the Tribal Council. The Executive Committee is comprised of the President and Vice President as well as a Secretary and Treasurer. The Secretary and Treasurer are appointed by the President from the present Tribal Council.
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
Employee and Labor Relations
     As of April 30, 2007, we had 1,097 full-time team members, excluding approximately 186 additional seasonal team members who alternate between Ski Apache during the ski season, which typically runs from Thanksgiving to Easter and then return to work at the hotel the other months. We have developed and implemented training programs for our hotel and resort team members and believe that we will be able to hire and train a sufficient number of employees for the operation of the Resort. Our team members are not covered by any collective bargaining agreements. We have good labor relations with our team members, over 43.5% of whom are tribal, or tribal affiliates.
Item 1A. Risk Factors
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
     As of April 30, 2007, we had an aggregate of approximately $211.8 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:
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
Item 1B. Unresolved Staff Comments
None.

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
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL AND OTHER DATA
     The selected financial data set forth below for each of the five fiscal years ended April 30, 2003, 2004, 2005, 2006, and 2007 have been derived from our audited financial statements. You should read the following financial data in conjunction with the section in this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and the related notes included in this Form 10-K beginning on page F-1. Our financial statements for each of the fiscal years ended April 30, 2003 and 2004 were audited by Grant Thornton LLP. Our financial statements for the years ended April 30, 2005, 2006 and 2007 were audited by BDO Seidman LLP, an independent registered public accounting firm, and are included in this Form 10-K.

	Fiscal Year Ended
	April 30,
	2003	2004	2005	2006	2007
Statements of Income Data:
Revenues:
Gaming	$46,942	$60,277	$64,254	$76,476	$79,392
Rooms	3,394	—	1,168	10,860	13,492
Food and beverage	4,894	5,615	6,369	12,260	14,067
Recreation and other	11,953	16,472	23,013	16,621	23,409

Gross revenues	67,183	82,364	94,804	116,217	130,360
Less: promotional allowances	931	1,437	1,770	2,766	4,486

Net revenues	66,252	80,927	93,034	113,451	125,874

Operating expenses:
Gaming	19,458	25,406	25,765	27,179	25,967
Reversal of accrued fees	—	(27,136)	—	—	—
Rooms	1,552	120	651	5,181	4,611
Food and beverage	4,955	6,587	7,274	15,729	14,101
Recreation and other	5,757	10,702	15,435	12,379	13,802
Marketing	0	2,809	2,868	8,920	9,817
General and administrative	6,500	6,229	6,973	15,713	11,850
Shared Service-Related Parties	3,183	4,271	5,544	5,104	5,207
Pre-opening costs and expenses	1,390	3,072	8,324	—	—
Depreciation and amortization	9,213	4,930	7,270	17,779	18,170

Total operating expenses	52,008	36,990	80,104	107,984	103,525

Income from operations	14,244	43,937	12,930	5,467	22,349
Interest Income (expense), net of amounts capitalized	190	(4,450)	(10,887)	(26,398)	(26,362)
Other non-operating income	171	258	97	(337)	48

Net income (loss)	$14,605	$39,745	$2,140	($21,268)	($3,965)

Other Financial Data:
EBITDA (1)	$23,628	$49,125	$20,297	$22,909	$40,567
Capital expenditures	30,735	107,003	88,661	14,769	465
Cash provided by (used in) operating activities	32,021	38,113	(3,135)	(1,528)	10,576
Cash provided by (used in) financing activities	(20,955)	68,899	95,183	25,218	(8,906)
Ratio of Earnings to Fixed Charges (2)	85.2x	3.4x	0.5x	0.2x	0.9x

	As of April 30,
	2003	2004	2005	2006	2007
Property Data (as of end of period except win per day data) (unaudited)
Gross slot win per day	$155	$134	$147	$129	$136
Table game win per day	632	550	646	513	595
Number of slot machines	803	1,180	1,503	1,510	1,498
Number of table games	25	38	56	47	46
Number of hotel rooms	—	—	273	273	273
Number of restaurant seats	200	200	803	803	803
Gaming square footage	22,600	39,600	55,000	55,000	55,000
Balance Sheet Data:
Cash and cash equivalents	$9,332	$15,795	$13,718	$16,768	$16,930
Total assets	96,595	316,210	293,694	273,360	235,539
Total debt and capital lease obligations	7,453	201,947	201,528	211,530	208,174
Total equity	1,159	59,004	58,143	31,365	4,421

(1)	We define EBITDA as earnings before interest, taxes, depreciation and amortization. We are instrumentalities of a sovereign Indian nation and are not subject to federal or state income tax. Below is a quantitative reconciliation of EBITDA to the most directly comparable GAAP financial performance measure, which is net income:

	Fiscal Year Ended
	April 30,
	2003	2004	2005	2006	2007
Net income (loss)	$14,605	$39,745	$2,140	($21,268)	$(3,965)
Interest expense (income), net	(190)	4,450	10,887	26,398	26,362
Depreciation and amortization	9,213	4,930	7,270	17,779	18,170

EBITDA	$23,628	$49,125	$20,297	$22,909	$40,567

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
This year’s improvements in revenue, cost-control, internal controls, guest service and EBITDA across each of the Tribe’s hospitality enterprises are the direct result of a comprehensive action plan to position the overall company for growth and expansion over the next few years. A summary of the most notable activities from the past year are highlighted below:

Inn of the Mountain Gods Resort & Casino
•	Boosting Slot Coin-In
•	Increasing Time Value — By making select reductions in hold percentages, play time is extended for the guest. This was considered essential for building loyalty and earning repeat visitation from the player base.

•	Enhancing Player Loyalty Program — The Apache Spirit Club is the guest loyalty program that offers incremental values to the guest for gaming & non-gaming spending. Points accumulated from gaming activity can be redeemed for all goods and services offered by any of IMGRC’s hospitality enterprises as well as for cash back — the program also offers a 5% discount in all non-gaming outlets.

•	Expanding Direct Marketing Efforts — Direct marketing efforts have been refined using greater segmentation to more closely align reinvestment in the player with their earning potential. The scope of offers was also expanded to reach a broader mix of customers to stimulate repeat visitation during off-peak periods.

•	Aggressive Special Events, Promotions & Concert Schedule — These programs are staged weekly to drive visitation & gaming activity during slower periods and to introduce new clientele to the resort.

•	Refinements in Game Mix — Management continues to make refinements in game mix by reducing participation, wide-area progressive games and video poker games in favor of adding “house” games with lower hold percentages.
•	Boosting Mid-week Room Occupancy
•	Group Sales — Staffing was expanded to increase market share as well as improve the capture rate of select groups with greater spending profiles — room rates have increased nominally while the number of room nights attributable to groups has exceeded goals.

•	Daily Yield Management — A broad range of rates is utilized with adjustments being made to the available rate on a daily basis in small increments of $10-$20. Emphasis has been placed on driving occupancy with modest year-over-year increases in the average rate.

•	Leisure Marketing — Increases in occupancy from the leisure market segment has been achieved through direct marketing to established guests & prospects, as well as by broad-based advertising.
•	Enhancing Guest Satisfaction
•	Leadership Develop Series Training — Supervisors & above were required to attend 15 different classes covering 45-hours of mandatory training in all major aspects of leadership and management. This training also involved passing exams with a grade of 90% or better in each module.

•	Anonymous Shoppers Program — An anonymous shopping company was retained to provide detailed accounts of an individual customer’s experience in all areas of the operations — the data collected was utilized for training and developing operational improvements.

•	Revised Guest Satisfaction Program — The survey instruments were completely revised using a 7-point scoring system and re-focused on a broader range of issues with greater detail. Additionally, the distribution system of these surveys was expanded to increase the number of responses for more accurate measurement.
Casino Apache
•	Improving Consistency in Products & Services
•	Appointment of Director of Operations — The organization created the position of Director of Operations for Casino Apache to focus on monitoring day-to-day business, enhancing service and streamlining operations.

•	Culinary Training — Technical training was implemented in food & beverage for the culinary team along with refining recipes and improving vendor management to reduce item substitutions.

•	Implementation of Internal Controls — Internal controls continue to be standardized in documentation & implementation across all of the hospitality enterprises.
•	Updating Casino Floor
•	Slot Mix Refresh — The Slot Management team continues to swap out video poker, participation & wide-area progressive games to provide a mix of games that is more closely aligned with the market.

•	Black Jack Tables — Four games that are open only one shift per week were replaced with new dollar slots — hours of operations and limits on the remaining black jack games were adjusted to avoid displacing any play.

•	Table Games Training — Dealer and supervisory personnel in table games were required to undergo training, auditions and academic testing on game rules & protection measures.
•	Unique Promotional & Marketing Programs
•	Seniors Program — Mondays are dedicated to values reserved just for seniors — food & beverage and gaming offers reward players for repeat visitation and rated play — cash promotions for slot and table games play compensate players for extended play time.

•	Steak & Shrimp Special — This special meal is $7.77 when you earn 10 points from gaming activity or $12.95 without points. It quickly became the 4th best selling item on the menu and is available Monday thru Thursday.
•	Pricing Strategies to Attract Visitation
•	Fuel-Pricing — Gas prices at the Conoco-branded refueling station are kept at .03-cents below the local Wal-Mart to build loyalty with the frequent visitor to the area.

•	Tobacco Products — Discount pricing is also offered on premium brand tobacco products to attract repeat visitation to the facility and build loyalty.
Ski Apache
•	Profit Enhancement Strategies
•	2005-06 Ski Season Cost Structure — During last year’s ski season, the mountain received only 16 inches of natural snow or 10% of the annual average. This lack of snow discouraged the skier market and drove skier visits down to 40% of 5-year averages. Therefore, management was forced to learn how to operate the ski facility without the average level of revenue — adjustments were made not only variable costs but to fixed costs as well to ensure that a profit could be generated.

•	Operational Improvements — Labor hours were scheduled to more closely coincide with historical fluctuations in business levels through weekly labor forecasting and daily approvals of hours worked. Service was improved through training and constant reviews by management in all areas of the operations. The management structure was also reorganized to better utilize the skills and talents of the current management team and reward those individuals who performed to a higher standard and were able to take on additional duties.

•	Lift Maintenance — The management team has done a superior job in the area of lift maintenance — not only is the work ahead of schedule but the level of detail in documentation was significantly improved above industry standards.

IMGRC Championship Golf
•	Event Marketing to Refine the Brand
•	Marquis Golf Tournaments — For the past three years, the IMGRC Championship Golf course has been the host location for the two largest and most prestigious tournaments in the State of New Mexico: the Adidas Tight Lies and the New Mexico Open. These events attract full fields of PGA professionals and also garner regional media coverage in newspaper and radio.
•	Upgraded Maintenance Program
•	Delayed Opening Date — Due to excessive amounts of snow still left on the ground by the usual course opening date in late March, the opening of the golf course was delayed until mid-April. This allowed the grass to come out of dormancy at a pace that allowed for a full recovery from the cold winter temperatures.

•	Expanded Line of Fertilizers — The Grounds Maintenance team bought and applied an expanded line of fertilizers to make the grass more durable and prepare it for regular cutting & trimming.
Mescalero Big Game Hunts
•	Continuation of Key Brand Alliances
•	Cabela’s — IMGRC and the Mescalero Big Game Hunts has maintained a strategic brand alliance with Cabela’s for three full years. In exchange for limited sales opportunities for a select few of their most valuable clientele, the Mescalero Big Game Hunts receives premium print advertising and broad-based television advertising.

•	Christensen Firearms Manufacturing — This company is a manufacturer of premium firearms for big game hunting — this company brings a camera crew once per year to film an actual bull elk hunt out in the field. The coverage also includes footage of the Inn and the other hospitality enterprises. All of this footage is then edited together to create a 30-minute television program for ESPN or the Outdoor Life network — the show airs multiple times during the year.
Significant Challenges and Accomplishments
The list of accomplishments over the past fiscal year is extensive and involves each of the individual hospitality enterprises:
•	Expense Management — Further refinements were implemented in the areas of labor forecasting, daily payroll approvals, vendor management, daily cash management and the overhaul of supply chain operations to include purchasing controls, inventory management and receiving & distribution.

•	Significant Over-Staffing — The right-sizing and complete reorganization of the operations that was initiated in the prior year was completed yielding a 19% reduction in year-over-year payroll costs on higher revenues.

•	Design & Construction Flaws — Remedial construction projects were initiated in July 2005 to correct design & construction flaws with the resort’s residential hot water system, pool deck and underground retaining wall that follows the entire south perimeter of the Inn. These projects were fully completed by August 2006 to include 3rd party inspections which were necessary before restricted cash accounts could be released back to the Tribe as documented in the bond indenture.

•	Delays in Releasing Financial Reports — The material weaknesses which were previously reported and led to delays in releasing reports to the Securities and Exchange Commission (SEC) have been corrected.

•	Sarbanes-Oxley Act Compliance — IMGRC was fully compliant with 302-level certification requirements by 31 December 2006 as required by SOX law.

•	Weak Management Team — Eight of thirteen directors were released and replaced with seasoned, experienced gaming & technical professionals who are able to introduce new operational efficiencies, improve overall business management and accelerate the education and development of team members across all areas of the enterprises.

•	Facility Offerings “Out of Sync” with Guest Needs — The resort opened with multiple amenities that were not properly matched with the needs of the market place. This primarily encompassed restaurant menu engineering, the mix of slots, pricing strategies and product quality. Steps were taken in each of these areas to make immediate and sustained improvements.

•	AAA Four Diamond Award — The Inn received its 2nd consecutive four diamond award during fiscal year 2007. Only 3% of resorts nation-wide achieve this distinction — only 8 resorts in New Mexico also received this award.

•	Meetings & Conventions Magazine — This key industry publication awarded the Inn the prestigious Gold Tee award for excellence in meetings and golf facilities. Only 83 resorts in North America received this award. This recognition also comes from a premium target customer market that represents an accelerated revenue growth opportunity for the Inn.

•	El Paso In & Out Magazine — This regional publication originates in the Inn’s top customer market and identified IMGRC as the top resort in the region for El Paso residents.

•	Native American Casino Magazine — This gaming industry publication covers the entire Native American sector. On an annual basis, the magazine selects one operation to be worthy of being named, the sexiest casino. The criteria includes, but is not limited to: facility design, architecture and décor, natural beauty of the physical environment, amenities, lighting, service and the overall ambiance of the operations. This is only the 3rd year that the publication has offered this award. All 349 Native American gaming operations were surveyed — last year’s winner was Foxwoods of the Mashantucket Pequot Tribe of Connecticut.

•	One-Year Rebound by Ski Apache — The 2005-06 ski season was particularly grueling after receiving only 16” of natural snowfall for the entire season. However, through expanded marketing and solid preparations by the ski management team, the operation rebounded fully the next season and generated in excess of 185,000 skier visits for the 2006-07 season which was in-line with 5-year averages for visitation.

•	Four Bond Payments — The Tribe and its hospitality enterprises have made four separate bond interest payments out of cash from operations totaling $48M during the period of November 2005 through May 2007.
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
     Revenue Recognition. In accordance with gaming industry practice, we recognize gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots. These anticipated jackpot payments are reflected as current liabilities on our balance sheets. Net slot win represents all amounts played in the slot machines reduced by the winnings paid out. Table games net win represents the difference between table game wins and losses. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Revenues from food, beverage, rooms, recreation, retail and other are recognized at the time the related service or sale is completed. Player reward redemptions for food and beverage, hotel rooms and other items are included in gross revenue at full retail value.

Promotional Allowances IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $1,770,000, $2,770,000 and $4,490,000 for the years ended April 30, 2005, 2006 and 2007, respectively.
     The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point’s liability is included in accrued expenses and totaled $1,028,000 at April 30, 2006 and $1,076,713 at April 30, 2007.
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
     Capitalization of Interest. In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” or SFAS 34, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is capitalized on amounts expended on the Resort using the weighted-average cost of our outstanding borrowings. Capitalization of interest started with the construction of the Resort beginning in January 2004 and ended with the completion of the Resort in March 2005. Interest capitalized on the Resort totaled $11.9 for fiscal year ended April 30, 2005. No interest has been capitalized by the resort for years 2006 and 2007.
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $6.1 million as of April 30, 2007.
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

Results of Operations
Fiscal Year Ended April 30, 2007 Compared to the Fiscal Year Ended April 30, 2006
     Net Revenues. Net revenues increased $12.4 million, or 10.9%, to $125.9 million for the fiscal year ended April 30, 2007 from $113.5 million for the fiscal year ended April 30, 2006. Gaming revenues increased $2.9 million, up 3.8% over the comparable period; food and beverage revenues increased $1.8 million, or 14.7%, over the comparable period; and hotel revenues increased $2.6 million over a year ago.
     Gaming. Gaming revenues increased $2.9 million, or 3.8%, to $79.4 million for fiscal year ended April 30, 2007 from $76.5 million for the fiscal year ended April 30, 2006. Slot revenues increased to $68.3 million for the fiscal year ended April 30, 2007 from $66.2 million for the fiscal year ended April 30, 2006. Gross slot win per unit, per day was $141 for the fiscal year ended April 30, 2007 compared to $122 for the fiscal year ended April 30, 2006. Table games revenue increased $0.7 million, or 6.8%, to $11.0 million for the fiscal year ended April 30, 2007 from $10.3 million for the fiscal year ended April 30, 2006.
     Hotel. Hotel revenues improved $2.6 million to $13.5 million for the fiscal year ended April 30, 2007 from $10.9 million for the fiscal year ended April 30, 2006, as a result of daily yield management, direct marketing and boosting midweek occupancy. Occupancy rates averaged 74% over the fiscal year ended April 30, 2007 an increase of 9%, average daily rate was $176 and revenue per available room was $129.
     Food and Beverage. Food and beverage revenues increased $1.8 million, or 14.7%, to $14.1 million for the fiscal year ended April 30, 2007 from $12.3 million for the fiscal year ended April 30, 2006. The increase is due to covers increases as well as increased skier visits.
     Recreation and Other. Recreation and other revenues increased $6.8 million, or 41.0% to $23.4 million for the April 30, 2007 compared to $16.6 million for the April 30, 2006. The increase is attributable to the average snowfall experienced this season at Ski Apache resort thus increasing revenue as contrasted to 2006 when we had historically low snowfall.
     Promotional Allowances. Promotional allowances were $4.5 million for the fiscal year ended April 30, 2007 compared to $2.8 million for the fiscal year ended April 30, 2006, an increase of $1.7 million. The increase was due to expanded targeted, crossover promotions using players database with coupons and promotions.
     Total Operating Expenses. Total operating expenses decreased $4.5 million to $103.5 million for the fiscal year ended April 30, 2007 from $108.0 million for the fiscal year ended April 30, 2006. As a percentage of revenue, operating expenses decreased by 13.5% of revenue for the fiscal year ended April 30, 2007. The decrease in total operating expense was due to improved cost management in our revenue generating operations and numerous one time charges recognized in the prior year.
     Gaming. Gaming expenses decreased $1.2 million to $26.0 million for the fiscal year ended April 30, 2007 from $27.2 million for the fiscal year ended April 30, 2006. Gaming expenses as a percentage of gaming revenue decreased 2.8%, from 32.7% for the fiscal year ended April 30, 2007 compared to 35.5% for the fiscal year ended April 30, 2006.
     Hotel. Hotel expenses decreased to $4.6 million for the fiscal year ended April 30, 2007 from $5.2 million for the fiscal year ended April 30, 2006. Hotel expenses represented 34.2% in April 2007 as compared to 47.7% of hotel revenue for the fiscal year ended April 30, 2006.
     Food and Beverage. Food and beverage expenses decreased $1.6 million, or 10.3%, to $14.1 million for the fiscal year ended April 30, 2007 from $15.7 million for the fiscal year ended April 30, 2006. Food and beverage expenses as a percent of food and beverage revenue decreased 28%, from (100%) for the fiscal year ended April 30, 2007 compared to (128%) for the fiscal year ended April 30, 2006. Cost of Good Sold as a percent of revenue dropped 5.2% from 2006, and 2007 and wages fell $1.0 million or 68.7% as a percent of revenue from 2006.
     Recreation and Other. Recreation and other costs increased $1.4 million, or 11.5% to $13.8 million for the fiscal year ended April 30, 2007 from $12.4 million for the fiscal year ended April 30, 2006. The increase in recreation and other costs was primarily attributable to the average snowfall as well as rising fuel costs.
     Marketing and Advertising. Marketing and advertising costs increased $0.9 million, or 10.1% to $9.8 million for the fiscal year ended April 30, 2007 from $8.9 million for the fiscal year ended April 30, 2006 as a result of new logo design.

     General and Administrative. General and administrative expenses decreased $3.9 million, or 24.5%, to $11.9 million for the fiscal year ended April 30, 2007 from $15.7 million for the fiscal year ended April 30, 2006 due one time charge incurred in the prior year.
     Overhead allocations to Gaming were $10.4 million and $10.6 million in fiscal years ended April 30, 2006 and 2007 respectively.
     The decrease in fiscal 2007 general and administrative costs was due primarily to the 2006’s increased expenses associated with opening the Resort, including an increase of $2.0 million in utilities and general liability insurance, including worker compensation, compensation of $0.6 million, general repairs and maintenance of $0.4 million, IT security software and hardware of $0.3 million, maintenance contracts (2nd year) increase of $0.5 million, bad debt reserve of $0.3 million, office, bank, and credit card fees of $0.4 million and one-time paid time off charges of $1.2 million, executive severance of $0.3 million, penalties and interest costs of $1.4 million and various professional fees of $1.8 million. Actual wages paid in General and Administrative expenses fell $1.1 million.
     Pre-Opening Costs and Expenses. There were no current pre-opening costs and expenses for the fiscal years 2006 and 2007.
     Depreciation. Depreciation increased $0.4 million to $18.2 million for the fiscal year ended April 30, 2007 from $17.8 million for the fiscal year ended April 30, 2006.
     Income from Operations. Income from Operations increased $16.9 million, or 308.8%, to $22.3 million for the fiscal year ended April 30, 2007 from $5.5 million for the fiscal year ended April 30, 2006, as a result of the successful tournaround in all division’s operations.
     Other Income (Expenses). Other non-operating expenses decreased $0.4 million to $26.3 million for the fiscal year ended April 30, 2007 from $26.7 million for the fiscal year ended April 30, 2006.
     Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses, including other reserves for under utilized assets.
Fiscal Year Ended April 30, 2006 Compared to Fiscal Year Ended April 30, 2005
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

     Pre-Opening Costs and Expenses. There were no current pre-opening costs and expenses for the fiscal years ended April 30, 2006 and 2007. Previous expenses of $8.3 million for the fiscal year ended April 30, 2005, were attributable to segregating primarily general and administrative expenses while the new Resort was being constructed.
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
Liquidity and Capital Resources
     As of April 30, 2007 and April 30, 2006, we had cash and cash equivalents (net of amounts in restricted accounts) of $16.9 million and $16.8 million, respectively. Our principal sources of liquidity for the fiscal year ended April 30, 2007 were cash from operating activities of $10.6 million, offset by approximately $1.5 million used in investing and $8.9 million used in financing activities.
     Cash provided in operating activities was $10.6 million, a $12.1 million improvement over the previous year. The majority of the income was a result of the improved sales and profitability at Ski Apache and high operating costs at the beginning of the 2006 fiscal year.
     Cash used in investing activities for the fiscal year ended April 30, 2007 was $1.5 million, which consisted of the purchase of property, plant and equipment and change in construction payables. This represents a decrease of $19.1 million from the fiscal year ended April 30, 2006, during which we completed the construction of our new Resort.
     Cash used by financing activities for the fiscal year ended April 30, 2007 was $8.9 million, consisting of $18.2 million of cash released from our restricted accounts pursuant to the terms of the indenture governing the Notes. During the fiscal year 2007, $8.0 million was for Tribal government service and $14.9 was paid as a return of construction reserves. The remaining $4.1 million was used to pay down the Resort’s long term note obligations.
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
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of April 30, 2007 accrued interest payable on the Notes was $11.2 million. The notes are secured until delivery of a final certificate of completion of the IMG Resort and Casino by first priority security interests in the following accounts:
•	an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of April 30, 2007, the balance in the interest reserve account was $0;

•	a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of April 30, 2007, the balance in the construction disbursement account was $0;

•	a construction reserve account, which was funded at the time the Notes were sold with approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe’s prior gaming compact. As of April 30, 2007, the balance in the construction reserve account was $0 million; and

•	a retainage account. As of April 30, 2007, the balance the construction retainage accounts was $0 million.
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

General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of April 30, 2007, there is approximately $1.2 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2005, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The five (5) fixed rate loans are fully amortizable over five years and bear an interest rate from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment purchases for the Resort. As of April 30, 2007, approximately $10.3 million remains outstanding.
Off-Balance Sheet Arrangements
     As of April 30, 2007, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
     Tabular Disclosure of Contractual Obligations
     The following table sets forth, as of April 30, 2007, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

	Payments Due by Period
		Less			More
		Than	1-4	5-7	Than
Contractual Obligations	Total	1 Year	Years	Years	7 Years
Long-Term Debt Obligations (a)	$309,383	$28,434	$280,846	$103	$—
Employment Contracts	1,050	350	700	—	—

Total	$310,433	$28,784	$281,546	$103	$—

(a)	Includes interest.
     A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a yearly fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2005, 2006 and 2007 totaled approximately $137,300, $137,200 and $92,000 respectively.
Impact of Inflation
     Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations. Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the NIGC and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the fiscal years ended April 30, 2005, 2006 or 2007 , nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse affect on our cash flows from operations.
New Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of May 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. The company is assessing the impact of adopting SFAS 159 and currently do not believe the adoption will have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of April 30, 2007, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of April 30, 2007, we held no derivative instruments.
Item 8. Financial Statements and Supplementary Data
     The financial statements required pursuant to this item are included in Part IV of this report and begin on page F-1. The supplementary financial information required by this item is included in “Item 6. Selected Financial Data.”
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined in SEC regulations as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these controls were effective as of April 30, 2007. A control system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Report on Internal Control Over Financial Reporting
     Current System of Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, Internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Remediation of Previously Disclosed Material Weakness. We have previously reported that there were material weaknesses in our internal controls which may have prevented us form being able to accurately report our financial results or prevent fraud which could harm our business and operating results. As was noted in our previous filings with the Securities and Exchange Commission material weaknesses had been identified and were being remedied. Specifically, the material weaknesses identified were:
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
     At the direction of our audit committee, we have implemented permanent changes in an effort to enhance our internal controls in response to management’s conclusions (the “Permanent Changes”). The Permanent Changes include:
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
     As of the date of this Report, IMGRC has implemented the changes identified above. In order to prepare this Report, we continued to utilize interim alternative and additional control measures (the “Interim Measures”) we adopted during the period covered by this Report in connection with filing our Prior Report in addition to our permanent internal control measures to ensure that our financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows, as of, and for, the periods presented in this Report. These Interim Measures include, but are not limited to:
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
     Changes in Internal Control Over Financial Reporting. During the period covered by this Report on Form 10-K, we continued to implement the Interim Measures, and successfully implemented the permanent changes to our internal controls, as described above.
     During the period covered by this Report on Form 10-K, other than with respect to implementing the Permanent Measures and continued utilization of the Interim Measures, described above, there were significant changes in the form of improvements and strengthening, in our internal controls or in other factors that have materially affected, or are likely to materially affect, our internal controls.
     These changes included, but are not limited to:
•	Hiring of experienced, trained, professionals in both Accounting and IT. These new professionals successfully implemented permanent controls, in addition to training of other staff in improved job performance and financial controls.

•	Process mapping of all financial control processes and procedures in place. During this process, job duties and descriptions were revised, duties segregated, additional training conducted, review and sign-off with follow-up reporting implemented.

•	Instituted rigorous, de-centralized, monthly financial close process, that included:
•	10 working day close cycle, documented daily tasks, reviews, and follow-up.

•	Monthly reconciliation of balance sheet accounts

•	Cross training of close cycle functions

•	De-centralized departmental expense review process. Monthly departmental expense detail reports and comparisons to detailed, line-item budgets are distributed and reviewed within the 10 day close cycle.
•	Implemented closed purchase order system requiring written approvals.

•	Strengthened inventory control by creating centralized stores to distribute common product to all outlets. Resulting in reduced inventory on hand in the central stores location as outlet ordering improved to JIT needs. Implemented an item master list, that restricts the ability to add new items without senior management review and written authorization.

•	Weekly, distributed and review of revenue numbers by division along with labor expenses and a discussion and review of the next 10 days of bookings, group visits, special events to properly plan labor and inventory needs. These weekly reports are tracked and compared to the previous years results as well as the current year budget.

•	Improved the organization’s internal control compliance by incorporating all team members in the implementation and testing of controls, policies and procedures.

•	Emphasizing cross training in all departments at all levels.
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
     The following are our current officers and members of the Management Board of IMG Resort and Casino:

Name	Age	Position
Mark Chino	53	Management Board Member (Chairperson), President of the Tribe
Frederick Chino, Sr.	62	Management Board Member, Vice President of the Tribe
Alfred LaPaz	59	Management Board Member, Secretary of the Tribe
Fredrick Peso	68	Management Board Member, Treasurer of the Tribe
Manuel Lujan, Jr.	79	Management Board Member
R. Miles Ledgerwood	52	Management Board Member, Audit Committee Chair
Brian Parrish	45	Management Board Member, Chief Operating Officer of IMG Resort and Casino
Lance Kintz	50	Chief Financial Officer of IMG Resort and Casino
     There are no family relationships between any Management Board Member and/or any executive officer. All Management Board Members serve for a term of one year commencing in January of each year.
     The Management Board met a total of 13 times during the fiscal year ended April 30, 2007. All members of the Management Board attended more than 90% of the time.
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

     Alfred LaPaz has served as a member of the Management Board of IMG Resort and Casino since June 2004. Mr. LaPaz also serves as Secretary of the Tribal Council and as Chairperson of the Programs Committee. Mr. LaPaz’s term on the Tribal Council and Executive Committee expires in January 2007. Since 2000, Mr. LaPaz served as Director of Security at the IMG and now serves with the Office of the Sheriff of Otero County, New Mexico. Mr. LaPaz was employed with the Federal Law Enforcement and retired as Captain after 30 years service.
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
     R. Miles Ledgerwood has served as a member of the Management Board of IMG Resort and Casino since March 2004. Mr. Ledgerwood has also served as President and CEO of Alamogordo Federal Savings and Loan Association since 1983. Mr. Ledgerwood also currently serves as a member of the Board of Directors of Alamogordo Financial Corporation, Alamogordo Federal Savings and Loan Association and Space Age City Service Corporation. Mr. Ledgerwood is the Chairman of the IMG Resort and Casino Audit Committee. Mr. Ledgerwood is an independent member of the Management Board.
     Brian Parrish has served as a member of the Management Board of IMG Resort and Casino and as Chief Operating Officer since June 2005. Prior to serving as acting Chief Operating Officer, Mr. Parrish served as the Director of Marketing of IMG Resort and Casino since January 2003. Mr. Parrish has over 15 years of marketing experience, recently at the Venetian Resort Hotel Casino in Las Vegas, Nevada, where he was Vice President of Marketing from 2000 to 2002. Prior to his experience at the Venetian, Mr. Parrish served as Vice President of Hotel Operations and Regional Marketing of the Boyd Gaming Corporation from 1999 to 2000 and as Regional Vice President of Marketing from 1997 to 1999. Mr. Parrish also served as Director of Casino Marketing for the Flamingo Hilton in Las Vegas, Nevada from 1993 to 1995. Mr. Parrish also worked in the U.S. Defense Intelligence Industry from 1983 to 1988.
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
Audit Committee Financial Expert
     On behalf of the Board, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. Currently, R. Miles Ledgerwood serves as the Audit Committee financial expert. Mr. Ledgerwood is an independent member of the Audit Committee. During the fiscal year ended April 30, 2007, the Audit Committee met a total of 7 times with 100% attendance.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors upon written request. Any such request should be sent by mail to Inn of the Mountain Gods Resort and Casino, 287 Carrizo Canyon Road, Mescalero, New Mexico 88340, Attn: Chief Operating Officer or should be made by telephone by calling (505) 464-7000.
     We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics that apply to our Chief Executive Officer, Chief Financial Officer, and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Business Conduct and Ethics described in Item 406(b) of Regulation S-K.
Item 11. Executive Compensation
Executive Compensation
The Management Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the Company. Based on that review and discussion, we agree to include the Compensation Discussion and Analysis on Form 10-K for the fiscal year ended April 30, 2007.
Report Submitted by:
THE MANAGEMENT BOARD
Mark Chino, Chairman
Frederick Chino, Sr.
Alfred LaPaz
Frederick Peso
Manuel Lujan, Jr.
R. Miles Ledgerwood
Brian D. Parrish
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Objectives
The Company’s success depends on the expertise, talent, experience and long-term commitment of the Company’s employees, especially its named executives. The Company’s compensation plan is intended to achieve the following objectives:
•	To attract, retain, motivate and reward key employees to drive the successful implementation of the Company’s current and long-term financial and operating goals;

•	To establish appropriate incentives for management and employees that are consistent with the Company’s culture and values; and

•	To provide an annual compensation program that rewards both Company and individual performance with the proper balance between salary, and performance-based incentives.
Our named executives consist of our Chief Operating Officer (our COO) and our Chief Financial Officer (our CFO). Most of our compensation elements address one or more of our performance, alignment and retention objectives. These elements consist of base salary and performance oriented awards. The Company believes that this creates an environment that allows it to achieve its objectives and maximize the achievement of our compensation goals.
Compensation of officers is established after a review of data for executives in similar positions in comparable companies, mostly companies in the hospitality and gaming fields. When reviewing individual compensation levels, the Company considers individual and corporate performance, levels of responsibility, and competitive pay practices. These factors vary from individual to individual and other subjective features are also considered such as the individual’s experience.

Roles in Establishing Executive Officers Compensation
Our executive officers compensation is set by our entire Management Board and not by a compensation committee. To the extent that an executive officer is a member of the board, they recuse themselves from discussion or do not participate in compensation decisions that relate to them. The Management Board relies on input from the COO in connection with the CFO’s position and compensation. The Management Board determines the COO’s position and compensation without the input of any other executive officer.
Factors in Determining Compensation
Employment Agreements. The Company entered into an employment agreement with the COO on November 10, 2006 and with the CFO on September 12, 2005. We entered into the employment agreements primarily to ensure the long-term retention of these executive officers. The employment agreements determine the annual base salary and severance packages available to these executive officers.
Performance. The amount of compensation for each named executive reflects their superior management experience and continued high level of performance over a long period of time. The key elements of our compensation program that award performance include a cash incentive that is based on the achievement of set levels of performance goals for the Company. We do not generally adhere to specific formulas for awarding cash performance incentives. At the creation of the employment contract, we set specific performance thresholds that form the basis of the payment of cash incentives.
Elements of Compensation
Base Annual Compensation. The Company believes that the base salary levels of the Company’s executive officers are reasonably related to the base salary levels of executive officers of comparable companies in the gaming and hospitality fields and the geographical region in which the Company is located. The base salary levels were not objectively determined with a formula but instead reflect levels that the Company concluded were appropriate based upon our general experience. The Company believes that the current base salary levels of the Company’s executive officers take into account the unique talents and experience of our executive officers. Base salaries are adjusted annually for cost of living adjustments. Base salaries are reviewed at the end of the contract period and increases in base salary takes into account such factors as individual past performance, changes in responsibilities, and changes in pay levels of companies deemed comparable to us.
Severance Benefits. We believe that companies should provide reasonable severance benefits to its employees when leaving the company due to a change in control or without cause. The amount of each executive’s severance is determined by the terms of each of their respective employment agreements.
Other Compensation. In addition to the compensation described above, the Company also provides the executive officers with other benefits to assist the Company in remaining competitive in the marketplace and to encourage executive officers to remain with the Company. The Company provides medical and other group insurance coverage generally made available to all of our full time employees.
Retirement Benefits. The executive officers may elect to participate in retirement plan benefits of our 401(K) plan generally available to all of our full time employees. The Company does not make any 401(K) contributions on behalf of the executive officers.
Pension Benefits. The Company does not have a benefit pension plan.
Deferred Compensation. The Company has neither a non-qualified defined contribution plan nor any other non-qualified deferred compensation plans.
Summary Compensation Table
     The following table sets forth, as to the Chief Operating Officer and Chief Financial Officer during fiscal year 2007 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for the year ended April 30, 2007 indicated below.

Change in
Pension
Value and
Non-
Qualified
						Non-Equity	Deferred
						Incentive	Compen-	All Other
Name and					Option	Plan	sation	Compensa-
Principal				Stock Awards	Awards	Compensa-	Earnings	tion	Total
Position(1)	Year	Salary ($)	Bonus ($)	($)	($)	tion ($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Brian Parish Chief Operating Officer (2)	2007	$350,000							$350,000

Lance Kintz Chief Financial Officer	2007	$180,000	$75,000 (3)						$255,000

(1)	All of our officers receiving compensation in excess of $100,000 during the last fiscal year are listed above. No other officers other than the COO and CFO receive compensation in excess of $100,000.

(2)	Effective July 22, 2005, Brian Parrish was appointed Chief Operating Officer and member of the Management Board of IMG Resort and Casino. Effective November 10, 2006, Mr. Parrish’s employment term was extended through September 11, 2008 with total compensation of $350,000 per annum.

(3)	Consists of project milestone completions.
Compensation Narrative
The bonuses and other compensation noted in the summary table for Mr. Kintz were specifically paid for completing milestones towards the goal of the completion of certain projects which include, accounting and finance department restructuring, recruiting, and training; establishing efficient, accurate timely forecasting and budget processes; explore refinancing opportunities with investment community and bankers; prepare investment presentations; SEC Form 10K, 10Q and 8-K preparation, review and filings; and establish central purchasing, receiving, control of company assets. Determination of project completion is a joint review by the COO and general councel.

DIRECTOR COMPENSATION

					Change in Pension
					Value and
					Non-qualified
				Non-Equity	Deferred
	Fees Earned or Paid			Incentive Plan	Compensation	All Other
	in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Mark Chino	$3,600	—	—	—	—	—	$3,600
Fredrick Chino Sr	$3,800	—	—	—	—	—	$3,800
Alfred LaPaz	$4,000	—	—	—	—	—	$4,000
Fredrick Peso	$4,000	—	—	—	—	—	$4,000
Manual Lujan Jr	$11,000	—	—	—	—	—	$11,000
R. Miles Ledgerwood	$13,500	—	—	—	—	—	$13,500
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
Employment Agreements
     Brian Parrish. Effective November 10, 2006, the Management Board approved an amendment to Mr. Parrish’s (Chief Operating Officer) executive employment agreement. The amended agreement extends Mr. Parrish’s employment term through September 11, 2008 and changes total compensation to $350,000 per annum. If either Mr. Parrish or IMG Resort and Casino terminates the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Parrish the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Parrish has secured employment with another employer. We are not required to pay any compensation if Mr. Parrish terminates the agreement voluntarily. Bonus compensation was eliminated from the amended agreement
     Lance Kintz. Pursuant to an employment agreement dated September 12, 2005, Mr. Kintz provides services to the IMG Resort and Casino as its Chief Financial Officer on a month to month basis. The agreement provides that either Mr. Kintz or IMG Resort and Casino may terminate the agreement for any reason whatsoever. Mr. Kintz receives a monthly salary of $15,000. In addition to bonuses for the completion of various critical project milestones. In addition, Mr. Kintz has received bonus compensation for key deliverables and satisfying critical project milestones.
     Other Post-Employment Compensation
     On June 28, 2007 the Management Board approved a $50,000 project milestone completion bonus as of July 31, 2007 for Mr. Kintz. Mr. Kintz will be replaced as CFO on August 1, 2007. Additionally, Mr. Kintz may provide us with post termination consulting services. However, the details of such arrangement have not yet been finalized.
     New Chief Financial Officer
     Mrs. Karen Braswell will assume the duties of CFO as of August 1, 2007 (please refer to the Form 8-K filed with the SEC by the Company on July 25, 2007 which is incorporated herein by reference).

Item 12. Security Ownership of Certain Beneficial Owners and Management
None.
Item 13. Certain Relationships and Related Transactions
Distributions to the Tribe with Other Payments
     Distributions to the Tribe were $8.0 million in government service payments and $14.9 million in return of construction reserve for the fiscal year ended April 30, 2007. We make distributions to the Tribe under the terms of an annual Tribal budget resolution passed at the discretion of the Tribal Council. We intend to continue to make distributions to the Tribe subject to the restrictions set forth in the indenture, which generally provide we can make no distributions unless we meet certain debt leverage tests, other than the following: (a) $5.0 million in aggregate at any one time, (b) $8.0 million a year for government services and (c) amounts to fund a resolution of the Tribe’s dispute with the State of New Mexico regarding the 1997 Compact. IMG Resort and Casino’s reduced government service distribution to the Tribe in 2006 was due to its reduced cash on hand as a result of its meeting its debt service from operations.
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
The Tribe provides employee benefits to IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $1.4 million, $2.0 million, $3.3 million for the fiscal years ended April 30, 2005, 2006 and 2007.

The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who worked for IMG Resort and Casino for at least 120 days and attained 18 years of age. The company matches employee contribution up to 4%. Qualified employees who have been employed for more than 120 days had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $315,404 for the year ending April 30, 2007. This plan became effective January 1, 2007. The first payroll deduction and match began on January 12, 2007.
ATM Fees
     IMG Resort and Casino does not receive revenues from the use by our customers of the ATM machines provided at our business locations. Pursuant to agreements with third party ATM providers, the Tribe receives a portion of the transaction fees paid by ATM users. The Tribe will continue to receive payments related to the ATM services provided in our new facilities under similar arrangements, and we will receive no revenue from these services, for the remaining of the current contract which expires December 31, 2008.
Item 14. Principal Accounting Fees and Services
     The following table sets forth the aggregate fees for professional service provided to IMG Resort and Casino for fiscal 2006 and 2007 by BDO Seidman, LLP:

	Year Ended April 30,		Percentage of Services
	2006	2007	2006	2007
Audit Fees	$325,650	$327,473	89%	89%
Tax Fees	—	—	—	—
MICS Audit Fees	40,000	38,480	11%	11%

Total Fees	$365,650	$365,953	100.00%	100.00%

     “Audit Fees” billed during fiscal 2006 and 2007 were for professional services rendered for the audit of our financial statements quarterly reviews and services rendered in connection with regulatory filings for those fiscal years. “MICS Audit Fees” consists of fees related to agreed upon procedures applied to minimum internal control standards.
     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for IMG Resort and Casino by its independent auditor. The Audit Committee has considered the role of BDO Seidman, in providing audit and MICS services to IMG Resort and Casino and has concluded that such services are compatible role as IMG Resort and Casino’s independent auditor.
PART IV.
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)	(1) FINANCIAL STATEMENTS — See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.
(2)	FINANCIAL STATEMENT SCHEDULES — All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3)	EXHIBITS — See Exhibit Index on pages 36-37 of this Annual Report on Form 10-K.
(b)	None.
(c)	See Exhibit Index on pages 36-37 of this Annual Report on Form 10-K.

Exhibits Index

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, June 15, 2003 and June 15, 2003, respectively.

3.2*	Charter of the Management Board of IMG Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4****	Employment Agreement dated September 12, 2005 between the Mescalero Apache Tribe and Lance Kintz.

10.5	Employment Agreement dated November 10, 2006 between the Mescalero Apache Tribe and Brian Parrish (filed herewith).

10.7***	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

14.1***	Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort and Casino.

14.2***	Code of Ethics for Principal Executive Officer and Senior Financial Officer.

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney (Included with Signature Page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to IMG Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to IMG Resort and Casino’s Amendment No. 1 to Registration Statement on Form S-4 filed with the SEC on April 22, 2004 (SEC File No. 333-113140).

***	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

****	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K for year ended April 30, 2006, filed with the SEC on August 15, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the Reservation of the Mescalero Apache Tribe, State of New Mexico, on July 25, 2007.

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

Signature	Title	Date

/s/ Mark Chino Mark Chino	Management Board Member (Chairperson)	July 25, 2007

/s/ Fredrick Chino, Jr. Fredrick Chino, Jr.	Management Board Member	July 25, 2007

/s/ Alfred LaPaz Alfred LaPaz	Management Board Member	July 25, 2007

/s/ Fred Peso Fred Peso	Management Board Member	July 25, 2007

/s/ Manuel Lujan, Jr. Manuel Lujan, Jr.	Management Board Member	July 25, 2007

/s/ R. Miles Ledgerwood R. Miles Ledgerwood	Management Board Member	July 25, 2007

/s/ Brian D. Parrish Brian D. Parrish	Chief Operating Officer and Management Board Member (Chief Executive Officer)	July 25, 2007

/s/ Lance Kintz Lance Kintz	Chief Financial Officer	July 25, 2007

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
UNINCORPORATED BUSINESS ENTERPRISES OF THE MESCALERO APACHE TRIBE

Report of Independent Registered Public Accounting Firm
Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico
We have audited the accompanying consolidated balance sheets of Inn of the Mountain Gods Resort and Casino and subsidiaries (the “Company”), unincorporated enterprises of the Mescalero Apache Tribe, as of April 30, 2006 and 2007, and the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inn of the Mountain Gods Resort and Casino and subsidiaries as of April 30, 2006 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
Inn of the Mountain Gods Resort and Casino and subsidiaries are unincorporated enterprises of the Mescalero Apache Tribe and are not separate legal entities, These financial statements reflect the financial position of the Inn of the Mountain Gods Resort and Casino and subsidiaries and the results of their operation and their cash flows and do not purport to represent the financial position and activity of the Mescalero Apache Tribe as a whole.
/s/ BDO Seidman, LLP
Los Angeles, California
July 27, 2007

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of April 30,

	2006	2007
Current Assets
Cash and cash equivalents	$16,768,372	$16,929,630
Restricted cash and cash equivalents	18,171,534	—
Accounts receivable, net of allowance for doubtful accounts	565,420	539,368
Inventories, net of reserves	809,789	766,658
Prepaid expenses and other assets	372,774	594,478

Total current assets	36,687,889	18,830,134
Non-Current Assets
Property plant and equipment	300,320,136	298,091,568
Accumulated Depreciation	(71,385,662)	(87,565,430)

Property plant and equipment, net	228,934,474	210,526,138
Other Assets	42,003	112,500
Deferred financing costs	7,695,897	6,070,653

Total Assets	$273,360,263	$235,539,425

Liabilities and Equity
Current Liabilities
Accounts Payable	$2,606,670	$1,461,913
Construction accounts payable	2,274,874	—
Accrued expenses	7,701,724	3,966,057
Accrued payroll and benefits	3,058,620	2,218,879
Accrued interest	11,200,000	11,200,000
Advanced deposits	372,470	438,659
Current portion of long-term debt	3,250,329	3,659,278

Total current liabilities	30,464,687	22,944,786
Non-Current Liabilities
Long-term debt, net of current portion	211,530,149	208,174,124

Total liabilities	241,994,836	231,118,910
Equity
Contributed Capital	52,633,096	29,652,939
Accumulated deficit	(21,267,669)	(25,232,424)

Total equity	31,365,427	4,420,515

Total liabilities and equity	$273,360,263	$235,539,425

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended April 30,

	2005	2006	2007
Revenues:
Gaming	$64,254,312	$76,476,004	$79,391,694
Hotel	1,168,484	10,860,411	13,492,495
Food and Beverage	6,368,994	12,260,170	14,066,916
Recreation and other	23,012,602	16,620,951	23,408,843

Gross Revenue	94,804,392	116,217,536	130,359,948
Less-Promotional Allowances	1,770,462	2,766,644	4,485,896

Net Revenue	93,033,930	113,450,892	125,874,052
Operating Expenses
Gaming	25,765,169	27,179,353	25,967,457
Hotel expenses	651,118	5,180,746	4,610,914
Food and beverage	7,273,668	15,728,649	14,101,330
Recreation and other	15,434,816	12,378,385	13,802,044
Marketing	2,867,696	8,919,685	9,817,038
General and administrative	6,973,287	15,712,890	11,849,988
Health Insurance — Medical	1,408,164	2,014,038	2,291,743
Mescalero Apache 401K	1,289,615	—	315,404
Mescalero Apache Telecom	231,592	144,813	199,573
Tribal Regulatory Fees	2,615,775	2,945,629	2,400,000
Pre-opening costs	8,323,930	—	—
Depreciation	7,269,578	17,779,316	18,169,528

Total Operating Expenses	80,104,408	107,983,504	103,525,019
Operating Income	12,929,522	5,467,388	22,349,033
Other Income (Expense)
Interest Income	657,110	442,172	286,823
Interest Expense	(11,543,860)	(26,840,510)	(26,648,687)
Other income (expense)	97,020	(336,719)	48,076

Total Other Income (expense)	(10,789,730)	(26,735,057)	(26,313,788)

Net Income (Loss)	$2,139,792	$(21,267,669)	$(3,964,755)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended April 30, 2005, 2006 and 2007

		Retained
	Contributed	Earnings	Total
	Capital	(Deficit)	Equity
Balances, May 1, 2004	$56,113,676	$2,889,923	$59,003,599
Contributed capital from Mescalero Apache Tribe:
Construction of Resort	9,999,959	—	9,999,959
Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(7,970,285)	(5,029,715)	(13,000,000)
Net Income	—	2,139,792	2,139,792

Balances, April 30, 2005	58,143,350	—	58,143,350
Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(5,510,254)	—	(5,510,254)
Net loss	—	(21,267,669)	(21,267,669)

Balances, April 30, 2006	52,633,096	(21,267,669)	31,365,427
Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(22,980,157)	—	(22,980,157)
Net loss	—	(3,964,755)	(3,964,755)

Balances, April 30, 2007	$29,652,939	$(25,232,424)	$4,420,515

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ending April 30,

	2005	2006	2007
Cash flows from operating activities
Net income (loss)	$2,139,792	$(21,267,669)	$(3,964,755)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,269,578	19,404,560	20,417,794
Changes in assets and liabilities:
Restricted cash and cash equivalents	533,514	—	—
Accounts receivable, net of allowance	(544,910)	12,056	26,052
Inventories	(460,921)	619,717	43,131
Prepaid revenue sharing fees	4,218,673	—	—
Prepaid expenses	(398,135)	487,415	(221,704)
Other long-term assets	(118,301)	153,210	(70,497)
Accounts payable	2,060,634	(66,837)	(1,144,757)
Accrued expenses, payroll and benefits	5,255,709	(244,868)	(4,575,408)
Accrued revenue sharing and regulatory fees	(22,572,558)	—	—
Accrued interest payable	(847,928)	(450)	—
Deposits and advance payments	330,265	(624,895)	66,189

Net cash provided by (used in) operating activities	(3,134,588)	(1,527,761)	10,576,045

Cash flows from investing activities:
Purchase of property, plant and equipment	(88,661,149)	(14,769,093)	(464,765)
Construction accounts payable	(5,463,633)	(5,870,860)	(1,044,426)

Net cash used in investing activities	(94,124,782)	(20,639,953)	(1,509,191)

Cash flows from financing activities:
Deferred financing costs	1,708,352	—	—
Restricted cash for construction payments and interest reserve	96,893,043	17,699,152	18,171,534
Principal borrowings on long-term debt	—	15,420,363	—
Principal (payments) on long-term debt, net	(418,406)	(2,391,696)	(4,096,973)
Distributions to Mescalero Apache Tribe	(13,000,000)	(5,510,254)	(22,980,157)
Contributions from Mescalero Apache Tribe	9,999,959	—	—

Net cash provided by (used in) financing activities	95,182,948	25,217,565	(8,905,596)

Net (decrease) increase in cash and cash equivalents	(2,076,422)	3,049,851	161,258
Cash and cash equivalents, beginning of year	15,794,943	13,718,521	16,768,372

Cash and cash equivalents, end of year	$13,718,521	$16,768,372	$16,929,630

Supplemental cash flow information:
Cash paid for interest	$24,250,669	$26,840,510	$25,023,443

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$—	$223,623	$1,149,897

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005, 2006 and 2007
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the accompanying financial statements relate to the liability associated with the unredeemed Apache Spirit Club points, estimated lives of depreciable assets, allowances for doubtful accounts and impairment of long-lived assets. Actual results could differ from those estimates.
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of the Project financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $7,695,897 as of April 30, 2006 and $6,070,653 as of April 30, 2007. The amortization related to this deferred financing cost was $1,625,244 and $1,625,244 for the years ended April 30, 2006 and 2007, respectively.
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
Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

Non-gaming equipment, furniture and other	3—15 years
Gaming equipment	5—7 years
Leasehold and land improvements, lake and golf course	5—30 years
Buildings, lifts and snowmaking equipment	10—39 years
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The IMG Resort and Casino’s senior notes were approximately $216.0 million at April 30, 2007, based on quoted market prices. The notes are not heavily traded, and price quotes ranged from 109.00 to 107.00 at April 30, 2007.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Resort Project, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 8).
Revenues
In accordance with gaming industry practice, the Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as accrued expenses in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $151,874 and $150,806 at April 30, 2006 and 2007, respectively.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $1,770,000, $2,770,000 and $4,490,000 for the years ended April 30, 2005, 2006 and 2007, respectively.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point’s liability is included in accrued expenses and totaled $1,028,000 at April 30, 2006 and $1,076,713 at April 30, 2007.
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
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Year Ended April 30,
	2005	2006	2007
Rooms	$46,607	$—	$734,978
Food and beverage	200,099	773,585	409,036
Other	31,439	—	—

	$278,145	$773,585	$1,144,014

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
Tribal Taxes

The Resorts are subject to tribal taxes as long as the enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. The Resorts have recorded approximately $200,000 per month Tribal taxes for both 2006 and 2007.
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
Capitalization of Interest.
In accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” or SFAS 34, interest cost associated with major development and construction projects is capitalized as part of the cost of the project. Interest is capitalized on amounts expended on the resort using the weighted-average cost of our outstanding borrowings. Capitalization of interest started with the construction of the resort beginning in January 2004 and ended with the completion of the Resort in March 2005. Interest capitalized on the Resort totaled $11.9 million for the fiscal year 2005 and no Interest has been capitalized by the Resort for the fiscal ended years 2006 and 2007.
Income Taxes
As an unincorporated enterprise of the Tribe, the IMG Resort and Casino and the Resorts are exempt from federal and state income taxes.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of May 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. The company is assessing the impact of adopting SFAS 159 and currently do not believe the adoption will have a material impact on our consolidated financial statements.

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
The allowance for doubtful accounts was $240,362 as of April 30, 2006 and $48,803 as of April 30, 2007.

	2006	2007
Allowance, beginning of year	$3,448	$240,362
Bad debt expense (collections), net	335,528	(124,370)
Write-offs	(98,614)	(67,189)

Allowance, end of year	$240,362	$48,803

NOTE 3 — RESTRICTED CASH AND CASH EQUIVALENTS
Restricted cash and equivalents consists of the following at April 30, 2006 and 2007:

	April 30, 2006	April 30, 2007
Interest reserve	$22,881	$—
Construction reserve	15,818,236	—
Construction retainage	2,330,417	—

Total restricted cash	$18,171,534	$—

NOTE 4 — INVENTORIES
Inventories consist of the following at April 30, 2006 and 2007:

	April 30, 2006	April 30, 2007
Food and beverage	$259,580	$260,503
Golf and pro shop	134,377	74,760
Gift shops, fuel and other	567,577	431,395
Reserves	(151,745)	—

Inventories, net of reserves	$809,789	$766,658

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows at April 30, 2006 and 2007:

	April 30, 2006	April 30, 2007
Land	$538,894	$538,894
Buildings	209,507,247	209,507,247
Lifts and snowmaking equipment	8,421,750	8,421,750
Non-gaming equipment, furniture and other	51,167,661	50,659,100
Gaming equipment	21,469,769	20,864,152
Leasehold and land improvements, lake and golf course	6,842,477	8,072,925

Subtotal	297,947,798	298,064,068
Less accumulated depreciation	(71,385,662)	(87,565,430)

Property, plant and equipment, net	226,562,136	210,498,638
Construction in progress (CIP)	2,372,338	27,500

Net Property, plant and equipment	$228,934,474	$210,526,138

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
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2007, $10.3 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment. Long-term debt at April 30, 2006 and 2007 is summarized as follows:

	April 30, 2006	April 30, 2007
Senior Notes, bearing interest is at a fixed rates of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,457,501	1,163,568
Capital Equipment Loans with Key Equipment, Five (5) year term, interest ranging from 7.55% to 8.18%	13,099,354	10,283,169
Short-Term Capital Leases, 8% imputed interest	223,623	386,665

Total	214,780,478	211,833,402
Less: Current Portion	(3,250,329)	(3,659,278)

Long-Term Portion	$211,530,149	$208,174,124

The maturities of long-term debt as of April 30, 2007 are as follows (in thousands):

2008	$3,659
2009	3,534
2010	203,817
2011	722
2012	101

Total	$211,833

NOTE 7 — GAMING REVENUE SHARING AND REGULATORY FEES
The Tribe regulates IMG Resort and Casino’s gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the “Commission”). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been properly accrued for the State of New Mexico Gaming Commission of $225,000.
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
The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring revenue sharing payments to the State of New Mexico at the rate of 8% of “net win” pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in June 2005. In addition, pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with the first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. On June 1, 2004, the Tribe and the State of New Mexico entered into the 2001 Compact. On June 22, 2004, the Department of Interior approved the 2001 Compact. The IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement in August 2004. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced. The 2007 liability is cleared every three months with the quarterly payment to the state.
NOTE 8 — PENSION PLAN
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
The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who worked for IMG Resort and Casino for at least 120 days and attained 18 years of age. The Company matches employee contribution up to 4%. Qualified employees who have been employed for more than 120 days had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $315,404 for the year ended April 30, 2007. This plan became effective January 1, 2007. The first payroll deduction and match began on January 12, 2007. The IRS sets the maximum allowed each year for qualified 401(k) plans.
The maximum amount For 2007, under 50 years old, $15, 500 and over 50 years old, $20,500.
NOTE 9 — RISK MANAGEMENT
The IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for 2005, 2006 and 2007, respectively.
The Tribe is self-insured for employee health and accident insurance. The IMG Resort and Casino’s employees are covered by this plan and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $1,408,000, $2,014,038 and $3,273,162 for 2005, 2006 and 2007, respectively. Loss limits per claim are $100,000. Aggregate loss limit for policy year (currently July through June) is $1,058,000. This amount is in total for all Tribal entities aggregated which includes the IMGR&C components.
The Tribe maintains worker’s compensation insurance coverage under a retrospective rated policy whereby premiums are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino’s and the Resorts’ employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe, the IMG Resort and Casino and the Resorts have monitored their claims and loss experiences. Workers compensation insurance coverage, combined with the Tribe and IMG’s causality and liability claims have been below projected levels and properly accrued for.
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Legal Matters
The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect the IMG Resort and Casino’s financial position or the results of its operations.
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2005, 2006 and 2007 totaled approximately $137,300, $137,200 and $92,000 respective1y.
Construction Agreement
In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance has been issued following the successful completion of identified incomplete items on August 17, 2006. At April 30, 2007 there was no (zero) retainage. In addition, the original contract was amended to include approximately $3.0 million of additional (primarily HVAC) equipment and excavation work.
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
The IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $232,000, $145,000 and $200,000 for the years ended April 30, 2005, 2006 and 2007, respectively, for such services.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $1.4 million, $2.0 million and $3.3 million for the fiscal years ended April 30, 2005, 2006 and 2007, respectively.
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
As a result of realigning its operations, the resulting reporting of the segments has changed. The Company has restated prior year’s segment information to be consistent with the current reporting and operating structure in place today. Assets and liabilities have been consolidated under the non-segment group, and as a result, depreciation and interest expenses are not broken out separately by segment, which is consistent with the internal decision makers’ information requirements.

These operating segments represent distinct business activities, which are managed separately from a profit and loss perspective, but jointly from a balance sheet perspective.
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
$(000s)

	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
2005ACTUAL
Net Revenue	27,746	35,905	10,026	19,885	(528)	93,034
Operating Income	11,131	24,557	2,206	(3,663)	(21,301)	12,930
Depreciation Expense	—	—	782	—	6,488	7,270
Interest Expense	—	—	—	—	11,544	11,544
Interest Income	—	—	1	—	656	657
2006 ACTUAL
Total Assets	—	—	6,357	—	267,003	273,360
Net Revenue	46,570	29,707	3,527	36,179	(2,532)	113,451
Operating Income	33,321	23,947	(2,994)	4,748	(53,555)	5,467
Depreciation Expense	—	—	776	—	17,003	17,779
Interest Expense	—	—	—	—	26,841	26,841
Interest Income	—	—	—	—	442	442
2007 ACTUAL
Total Assets	—	—	5,670	—	229,869	235,539
Net Revenue	47,334	30,086	1,332	40,662	6,460	125,874
Operating Income	36,767	24,357	377	10,234	(49,386)	22,349
Depreciation Expense	—	—	776	—	17,394	18,170
Interest Expense	—	—	—	—	26,649	26,649
Interest Income	—	—	—	—	287	287
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$12,808,711	$4,120,919	$—	$16,929,630
Accounts receivable	—	539,368	—	539,368
Inventories	142,188	624,470	—	766,658
Prepaid expenses	594,478	—	—	594,478

Total current assets	13,545,377	5,284,757	—	18,830,134
Fixed Assets	—	298,091,568	—	298,091,568
Depreciation	—	(87,565,430)	—	(87,565,430)

Net fixed assets	—	210,526,138	—	210,526,138
Non-Current Assets
Other Assets	50,000	62,500	—	112,500
Deferred financing costs	6,070,653	—	—	6,070,653
Advances to Subsidiaries	125,272,243	28,314,998	(153,587,241)	—
Investment in Subsidiaries	116,604,213	—	(116,604,213)	—

Total Assets	$261,542,486	$244,188,393	$(270,191,454)	$235,539,425

Accounts Payable and other short term liabilities	$1,461,913	$—	$—	$1,461,913
Accrued expenses, including payroll and benefits	5,475,226	709,710	—	6,184,936
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	438,659	—	438,659
Current portion of long-term debt	3,426,322	232,956	—	3,659,278

Total current liabilities	21,563,461	1,381,325		22,944,786
Non-Current Liabilities
Advances from subsidiaries	28,314,998	125,272,243	(153,587,241)	—
Long-term debt, net of current portion	207,243,512	930,612	—	208,174,124

Total liabilities	257,121,971	127,584,180	(153,587,241)	231,118,910
Contributed Capital	29,652,939	(6,012,897)	6,012,897	29,652,939
Retained earnings (deficit)	(25,232,424)	122,617,110	(122,617,110)	(25,232,424)

Total equity	4,420,515	116,604,213	(116,604,213)	4,420,515

Total liabilities and equity	$261,542,486	$244,188,393	$(270,191,454)	$235,539,425

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Years Ended April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$79,391,694	$—	$79,391,694
Hotel	—	13,492,495	—	13,492,495
Food and Beverage	—	14,066,916	—	14,066,916
Recreation and other	—	23,408,843	—	23,408,843

Gross Revenue	—	130,359,948	—	130,359,948
Less-Promotional Allowances	3,974	4,481,922	—	4,485,896

Net Revenue	(3,974)	125,878,026	—	125,874,052
Operating Expenses
Gaming	—	25,967,457	—	25,967,457
Hotel expenses	—	4,610,914	—	4,610,914
Food and beverage	—	14,101,330	—	14,101,330
Recreation and other	—	13,802,044	—	13,802,044
Marketing	—	9,817,038	—	9,817,038
General and administrative	5,961,991	5,887,997	—	11,849,988
Health Insurance — Medical	—	2,291,743	—	2,291,743
401K	—	315,404	—	315,404
Mescalero Apache Telecom	—	199,573	—	199,573
Tribal Regulatory Fees	—	2,400,000	—	2,400,000
Depreciation and amortization	—	18,169,528	—	18,169,528

Total Operating Expenses	5,961,991	97,563,028	—	103,525,019
Operating Income (Loss)	(5,965,965)	28,314,998	—	22,349,033
Other Income (Expense)
Interest Income	286,823	—	—	286,823
Interest Expense	(26,648,687)	—	—	(26,648,687)
Income from subsidiaries	28,314,998	—	(28,314,998)	—
Other income (expense)	48,076	—	—	48,076

Total Other Income (expense)	2,001,210	—	(28,314,998)	(26,313,788)

Net Income (Loss)	$(3,964,755)	$28,314,998	$(28,314,998)	$(3,964,755)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,964,755)	$28,314,998	$(28,314,998)	$(3,964,755)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:				—
Depreciation and amortization	1,625,244	18,792,550	—	20,417,794
Changes in assets and liabilities:
Accounts receivable, net of allowance	4,421	21,631	—	26,052
Inventories	(142,188)	185,319	—	43,131
Prepaid expenses	(259,818)	38,114	—	(221,704)
Other long term assets	—	(70,497)	—	(70,497)
Accounts payable	(1,144,757)	—	—	(1,144,757)
Accrued expenses, payroll and benefits	(5,616,324)	1,040,916	—	(4,575,408)
Deposits and advance payments	—	66,819	—	66,819

Net cash provided by (used in) operating activities	(9,498,177)	48,389,220	(28,314,998)	10,576,045

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(464,765)	—	(464,765)
Construction accounts payable	—	(1,044,426)	—	(1,044,426)
Investment in subsidiaries	(41,412,095)	—	41,412,095	—

Net cash used by investing activities	(41,412,095)	(1,509191)	41,412,095	(1,509,191)

Cash flows from financing activities:
Cash restricted for construction payments	18,171,534	—	—	18,171,534
Advances to (from) affiliates	57,710,310	(44,613,213)	(13,097,097)	—
Principal payments on long-term debt, net	(293,933)	(3,803,040)	—	(4,096,973)
Distributions to Mescalero Apache Tribe	(22,980,157)	—	—	(22,980,157)

Net cash used by (provided by) financing activities	52,607,754	(48,416,253)	(13,097,097)	(8,905,596)

Net (decrease) increase in cash and cash equivalents	1,697,482	(1,536,224)	—	161,258
Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$12,808,711	$4,120,919	$—	$16,929,630

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11,111,229	$5,657,143	$—	$16,768,372
Restricted cash and cash equivalents	18,171,534	—	—	18,171,534
Accounts receivable	4,421	560,999	—	565,420
Inventories	—	809,789	—	809,789
Prepaid expenses	334,660	38,114	—	372,774

Total current assets	29,621,844	7,066,045	—	36,687,889
Fixed Assets	2,371,311	297,948,825	—	300,320,136
Depreciation	(251,806)	(71,133,856)	—	(71,133,856)

Net fixed assets	2,119,505	226,814,969	—	228,934,474
Non-Current Assets
Other Assets	50,000	(7,997)	—	42,003
Deferred financing costs	7,695,897	—	—	7,695,897
Advances to Subsidiaries	186,971,842	29,885,898	(216,857,740)	—
Investment in Subsidiaries	75,288,309	—	(75,288,309)	—

Total Assets	$301,747,397	$263,758,915	$(292,146,049)	$273,360,263

Accounts Payable and other short term liabilities	$2,606,670	$—	$—	$2,606,670
Construction accounts payable	2,274,874	—	—	2,274,874
Accrued expenses, including payroll and benefits	11,090,735	(330,391)	—	10,760,344
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	815	371,655	—	372,470
Current portion of long-term debt	3,039,808	210,521	—	3,250,329

Total current liabilities	30,212,902	251,785	—	30,464,687
Non-Current Liabilities
Advances from subsidiaries	29,885,898	186,971,842	(216,857,740)	—
Long-term debt, net of current portion	210,283,170	1,246,979	—	211,530,149

Total liabilities	270,381,970	188,470,606	(216,857,740)	241,994,836
Contributed Capital	52,633,096	(19,109,994)	19,109,994	52,633,096
Retained earnings (deficit)	(21,267,669)	94,398,303	(94,398,303)	(21,267,669)

Total equity	31,365,427	75,288,309	(75,288,309)	31,365,427

Total liabilities and equity	$301,747,397	$263,758,915	$(292,146,049)	$273,360,263

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Years Ended April 30, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$76,476,004	$—	$76,476,004
Hotel	—	10,860,411	—	10,860,411
Food and Beverage	—	12,260,170	—	12,260,170
Recreation and other	—	16,620,951	—	16,620,951

Gross Revenue	—	116,217,536	—	116,217,536
Less-Promotional Allowances	—	2,766,644	—	2,766,644

Net Revenue	—	113,450,892	—	113,450,892
Operating Expenses
Gaming	—	27,179,353	—	27,179,353
Hotel expenses	—	5,180,746	—	5,180,746
Food and beverage	—	15,728,649	—	15,728,649
Recreation and other	—	12,378,385	—	12,378,385
Marketing	—	8,919,685	—	8,919,685
General and administrative	7,905,503	7,807,387	—	15,712,890
Health Insurance — Medical	—	2,014,038	—	2,014,038
Mescalero Apache Telecom	—	144,813	—	144,813
Tribal Regulatory Fees	—	2,945,629	—	2,945,629
Depreciation and amortization	—	17,779,316	—	17,779,316

Total Operating Expenses	7,905,503	100,078,001	—	107,983,504
Operating Income (Loss)	(7,905,503)	13,372,891	—	5,467,388
Other Income (Expense)
Interest Income	442,172	—	—	442,172
Interest Expense	(26,840,510)	—	—	(26,840,510)
Income from subsidiaries	13,372,891	—	(13,372,891)	—
Other income (expense)	(336,719)	—	—	(336,719)

Total Other Income (expense)	(13,362,166)	—	(13,372,891)	(26,735,057)

Net Income (Loss)	$(21,267,669)	$13,372,891	$(13,372,891)	$(21,267,669)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended April 30, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,267,669)	$13,372,891	$(13,372,891)	$(21,267,669)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,625,244	17,779,316	—	19,404,560
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable, net of allowance	376,446	(364,390)	—	12,056
Inventories	—	619,717	—	619,717
Prepaid expenses	765,487	(278,072)	—	487,415
Other long term assets	74,991	78,219	—	153,210
Accounts payable	(66,837)	—	—	(66,837)
Accrued expenses, payroll and benefits	4,174,122	(4,418,990)	—	(244,868)
Interest Payable	—	(450)	—	(450)
Deposits and advance payments	—	(624,895)	—	(624,895)

Net cash provided by (used in) operating activities	(14,318,216)	26,163,346	(13,372,891)	(1,527,761)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(16,160,575)	1,391,482	(14,769,093)
Construction accounts payable	(5,870,860)	—	—	(5,870,860)
Investment in subsidiaries	(13,372,891)	—	13,372,891	—

Net cash used by investing activities	(19,243,751)	(16,160,575)	14,764,373	(20,639,953)
Cash flows from financing activities:
Cash held from construction payments	17,699,152	—	—	17,699,152
Advances to (from) affiliates	18,859,985	(17,468,503)	(1,391,482)	—
Principal borrowings on long-term debt	15,420,363	—	—	15,420,363
Principal payments on long-term debt, net	(2,321,009)	(70,687)	—	(2,391,696)
Distributions to Mescalero Apache Tribe	(5,510,254)	—	—	(5,510,254)

Net cash used by (provided by) financing activities	44,148,237	(17,539,190)	(1,391,482)	25,217,565

Net (decrease) increase in cash and cash equivalents	10,586,270	(7,536,419)	—	3,049,851
Cash and cash equivalents, beginning of period	524,959	13,193,562	—	13,718,521

Cash and cash equivalents, end of period	$11,111,229	$5,657,143	$—	$16,768,372

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2005

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$524,959	$13,193,562	$—	$13,718,521
Restricted cash and cash equivalents	35,870,686	—	—	35,870,686
Accounts receivable, net	380,867	196,609	—	577,476
Inventories	—	1,429,506	—	1,429,506
Prepaid expenses	765,487	94,702	—	860,189

Total current assets	37,541,999	14,914,379	—	52,456,378
NON CURRENT ASSETS:
Advanced to affiliates	205,038,001	9,043,808	(214,081,809)	—
Property, plant and equipment, net	—	231,721,074	—	231,721,074
Other Assets	124,991	70,222	—	195,213
Deferred Financing Costs	9,321,141	—	—	9,321,141
Investments in affiliates	44,097,873	—	(44,097,873)	—

TOTAL ASSETS	$296,124,005	$255,749,483	$(258,179,682)	$293,693,806

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and other short-term liabilities	$2,673,507	$—	$—	$2,673,507
Construction Payables	8,145,734	—	—	8,145,734
Accrued expenses, payroll & benefits	6,916,507	4,088,705	—	11,005,212
Accrued interest	11,200,000	450	—	11,200,450
Deposits and advance payments	—	997,365	—	997,365
Current portion of long-term debt	—	254,007	—	254,007

Current liabilities	28,935,748	5,340,527	—	34,276,275
LONG TERM DEBT AND NOTES
Advances from affiliates	9,043,808	205,038,001	(214,081,809)	—
Long-term debt, net of current portion	200,001,099	1,273,082	—	201,274,181

Long Term Liabilities	209,044,907	206,311,083	(214,081,809)	201,274,181

Total Liabilities	237,980,655	211,651,610	(214,081,809)	235,550,456
EQUITY:
Contributed capital	58,143,350	20,166,161	(20,166,161)	58,143,350
Retained Earnings	—	23,931,712	(23,931,712)	—

TOTAL EQUITY	58,143,350	44,097,873	(44,097,873)	58,143,350

TOTAL LIABILITIES AND EQUITY	$296,124,005	$255,749,483	$(258,179,682)	$293,693,806

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2005

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$64,254,312	$—	$64,254,312
Hotel	—	1,168,484	—	1,168,484
Food and beverage	1,608	6,367,386	—	6,368,994
Recreation and other	—	23,012,602	—	23,012,602

Gross revenues	1,608	94,802,784	—	94,804,392
Less-promotional allowances	11,820	1,758,642	—	1,770,462

Net revenue	(10,212)	93,044,142	—	93,033,930
Operating costs and expenses:
Gaming	257,934	25,507,235	—	25,765,169
Hotel Expenses	—	651,118	—	651,118
Food and beverage	202,922	7,070,746	—	7,273,668
Recreation and other	760	15,434,056	—	15,434,816
Marketing	—	2,867,696	—	2,867,696
General and administrative	2,191,613	4,781,674	—	6,973,287
Pension (allocated by related party)	275,675	1,013,940	—	1,289,615
Tribal Regulatory fees (charged by related party)	24,952	2,590,823	—	2,615,775
Insurance (allocated by related party)	178,660	1,229,504	—	1,408,164
Telecommunication (fm related party)	173,056	58,536	—	231,592
Pre-opening costs and expenses	5,228,268	3,095,662	—	8,323,930
Depreciation and amortization	37,590	7,231,988	—	7,269,578

Total operating expenses	8,571,430	71,532,978	—	80,104,408
Income(loss) from operations	(8,581,642)	21,511,164	—	12,929,522
Other income (expense):
Interest income	640,139	16,971	—	657,110
Interest expense	(11,154,441)	(389,419)	—	(11,543,860)
Other income	94,580	2,440	—	97,020
Income from affiliates	21,141,156	—	(21,141,156)	—

Non Operating Income (Expenses)	10,721,434	(370,008)	(21,141,156)	(10,789,730)

Net Income	$2,139,792	$21,141,156	$(21,141,156)	$2,139,792

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended April 30, 2005

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,139,792	$21,141,156	$(21,141,156)	$2,139,792
Adjustments to reconcile net income to net Cash (used in) operating activities:
Depreciation and amortization	—	7,269,578	—	7,269,578
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	533,514	—	533,514
Accounts receivable, net of allowance	(380,867)	(164,043)	—	(544,910)
Inventories	4,869	(465,790)	—	(460,921)
Prepaid revenue sharing fees	—	4,218,673	—	4,218,673
Prepaid expenses	(709,682)	311,547	—	(398,135)
Other long term assets	(124,991)	6,690	—	(118,301)
Accounts payable	2,673,507	(612,873)	—	2,060,634
Accrued expenses, payroll and benefits	5,939,201	(683,492)	—	5,255,709
Accrued revenue sharing and regulatory fees	—	(22,572,558)	—	(22,572,558)
Accrued interest payable	(800,000)	(47,928)	—	(847,928)
Deposits and advance payments	—	330,265	—	330,265

Net cash provided (used in) by operating activities	8,741,829	9,264,739	(21,141,156)	(3,134,588)

Cash flows from investing activities:
Investment in subsidiaries	(21,141,156)	—	21,141,156	—
Purchase of property, plant and equipment	113,112,297	(201,773,446)	—	(88,661,149)
Construction in progress accounts payable	(5,463,633)	—	—	(5,463,633)

Net cash provided (used in) by investing activities	86,507,508	(201,773,446)	21,141,156	(94,124,782)

Cash flows from financing activities:
Deferred financing costs	1,708,352	—	—	1,708,352
Cash held for construction payments	96,893,043	—	—	96,893,043
Advances to (from) affiliates	(197,010,831)	197,010,831	—	—
Principal borrowings (payments) on long-term debt, net	1,099	(419,505)	—	(418,406)
Distributions to Mescalero Apache Tribe	(6,316,000)	(6,684,000)	—	(13,000,000)
Contributions from Mescalero Apache Tribe	9,999,959	—	—	9,999,959

Net cash used in (provided by) financing activities	(94,724,378)	189,907,326	—	95,182,948

Net increase (decrease) in cash and cash equivalents	524,959	(2,601,381)	—	(2,076,422)
Cash and cash equivalents, beginning of year	—	15,794,943	—	15,794,943

Cash and cash equivalents, end of year	$524,959	$13,193,562	$—	$13,718,521

INDEX TO EXHIBITS

10.5	Employment Agreement dated November 10, 2006, between the Mescalero Apache Tribe and Brian Parrish (filed herewith).

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).