Form 10-Q
period 2007-07-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2007-09-14
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007
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
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2007

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of April 30,	As of July 31,
	2007	2007 (unaudited)
Current Assets
Cash and cash equivalents	$16,929,630	$13,137,608
Accounts receivable, net of allowance for doubtful accounts	539,368	826,428
Inventories	766,658	1,013,931
Prepaid expenses and other assets	594,478	839,060

Total current assets	18,830,134	15,817,027
Non-Current Assets
Property plant and equipment	298,091,568	298,472,422
Accumulated Depreciation	(87,565,430)	(91,530,025)

Property plant and equipment, net	210,526,138	206,942,397
Other Assets	112,500	275,075
Deferred financing costs	6,070,653	5,664,342

Total Assets	$235,539,425	$228,698,841

Liabilities and Equity
Current Liabilities
Accounts Payable	$1,461,913	$2,133,780
Accrued expenses	3,966,057	3,615,323
Accrued payroll and benefits	2,218,879	2,167,553
Accrued interest	11,200,000	5,200,000
Advanced deposits	438,659	1,203,043
Current portion of long-term debt	3,659,278	3,785,225

Total current liabilities	22,944,786	18,104,924
Non-Current Liabilities
Long-term debt, net of current portion	208,174,124	207,315,301

Total liabilities	231,118,910	225,420,225
Commitments and contingencies (note 9)
Equity
Contributed Capital	29,652,939	27,651,938
Accumulated deficit	(25,232,424)	(24,373,322)

Total equity	4,420,515	3,278,616

Total liabilities and equity	$235,539,425	$228,698,841

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended
	July 31, 2006	July 31, 2007
Revenues:
Gaming	$20,702,932	$22,000,709
Hotel	3,689,635	4,121,358
Food and Beverage	3,449,483	4,009,257
Recreation and other	4,673,607	4,378,966

Gross Revenue	32,515,657	34,510,290
Less-Promotional Allowances	334,465	681,608

Net Revenue	32,181,192	33,828,682

Operating Expenses Gaming	7,513,149	7,353,458
Hotel expenses	1,353,643	1,226,922
Food and beverage	3,884,503	3,881,886
Recreation and other	3,856,184	3,749,389
Marketing	2,530,973	2,211,712
General and administrative	1,559,366	2,249,936
Health Insurance — Medical	530,986	549,849
Mescalero Apache 401K	—	221,286
Mescalero Apache Telecom	64,536	51,002
Tribal Regulatory Fees	600,000	600,000
Depreciation	4,511,099	4,235,364
Loss on disposal of assets	7,439	63,847

Total Operating Expenses	26,411,878	26,394,651

Operating Income	5,769,314	7,434,031

Other Income (Expense)
Interest Income	81,998	47,942
Interest Expense	(6,688,173)	(6,622,871)
Other income (expense)	(582)	—

Total Other Income (expense)	(6,606,757)	(6,574,929)

Net Income (Loss)	$(837,443)	$859,102

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended	Three Months Ended
	July 31, 2006	July 31, 2007
Cash flows from operating activities
Net income (loss)	$(837,443)	$859,102

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,191,638	4,641,675
Changes in assets and liabilities:
Loss on disposal of assets	7,439	63,847
Accounts receivable, net of allowance	(288,197)	(287,060)
Inventories	111,913	(247,273)
Prepaid expenses	(368,821)	(244,582)
Other long-term assets	(7,997)	(162,575)
Accounts payable	(636,364)	671,867
Accrued expenses, payroll and benefits	1,187,496	(402,060)
Accrued interest payable	(6,000,000)	(6,000,000)
Deposits and advance payments	—	764,384

Net cash used in operating activities	(1,640,336)	(342,675)

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,781)	(426,050)

Net cash used in investing activities	(40,781)	(426,050)

Cash flows from financing activities:
Restricted cash for construction payments and interest reserve	(55,997)	—
Principal (payments) on long-term debt, net	(816,267)	(1,022,296)
Distributions to Mescalero Apache Tribe	(1,244,847)	(2,001,001)

Net cash used in financing activities	(2,117,111)	(3,023,297)

Net decrease in cash and cash equivalents	(3,798,228)	(3,792,022)
Cash and cash equivalents, beginning of period	16,768,372	16,929,630

Cash and cash equivalents, end of period	$12,970,144	$13,137,608

Supplemental cash flow information:
Cash paid for interest	$12,688,173	$12,216,560

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$983,940	$289,420

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
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows as of the and for the three month periods July 31, 2006 and 2007; and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2007.
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
Reclassifications
Certain reclassifications have been made in the prior year’s financial statements to conform to the current presentation.
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
Property, Plant and Equipment
Property, plant and equipment are presented at historical cost, less accumulated depreciation and amortization. Expenditures for additions, improvements and replacements are capitalized while maintenance and repairs, which do not improve or extend the service lives of the respective assets, are expensed as incurred. Interest incurred during the construction period is capitalized at the borrowing rate for the related loan and is amortized over the life of the related asset. Equipment sold, or otherwise disposed of, is removed from the accounts with gains or losses on disposal recorded in the statements of income.
Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

Non-gaming equipment, furniture and other	3 — 15 years
Gaming equipment	5 — 7 years
Leasehold and land improvements, lake and golf course	5 — 30 years
Buildings, lifts and snowmaking equipment	10 — 39 years
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $6.1 million as of April 30, 2007 and $5.7 million as of July 31, 2007.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino’s senior notes, and capital leases, fair value at April 30, 2007 was $216 million and $212 million at July 31, 2007.
Contributed Capital

Contributed capital represents contributions from and distributions to the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, and (ii) forgiveness of debt from the Inn to the Tribe, and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7).
Revenues
In accordance with gaming industry practice, IMG Resort and Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $1,368,979 at April 30, 2007 and $1,612,329 at July 31, 2007.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were approximately $334,000 and $681,608 for the three months ended July 31, 2006 and July 31, 2007.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled $1,076,713 at April 30, 2007 and $1,143,303 at July 31, 2007.
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
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Quarter Ended July. 31,
	2006	2007

Rooms	$182,733	$122,543
Food and beverage	162,857	242,670
Other	2,730	14,225

	$348,320	$379,438

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended July 31, 2006 and 2007 were $2.5 million and $2.2 million respectively.
Tribal Taxes
IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $600,000 and $600,000 in expenses for school taxes to the Tribe for the three month periods ended July 31, 2006 and July 31, 2007, respectively.
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
NOTE 2—ALLOWANCE FOR DOUBTFUL ACCOUNTS
IMG Resort and Casino maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments, which results in bad debt expense. IMG Resort and Casino determines the adequacy of this allowance by periodically evaluating individual non-gaming customer receivables and considering its non-gaming customers financial condition, credit history and current economic conditions. If the financial condition of non-gaming customers were to deteriorate, resulting in an impairment of their ability to make payments, IMG Resort and Casino may increase the allowance. For banquet functions and room revenue, the allowance for bad debt consists of 50% of all receivables from 90 to 119 days past due and 100% of all receivables in excess of 120 days past due.
The allowance for doubtful accounts was $48,803 as of April 30, 2007 and $33,125 as of July 31, 2007.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	April 30, 2007	July 31, 2007

Food and beverage	$260,503	$288,829
Golf and pro shop	74,760	182,702
Gift shops, fuel and other	431,395	542,400

Inventories	$766,658	$1,013,931

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	April 30, 2007	July 31, 2007

Land	$538,894	$538,894
Buildings,	209,507,247	209,507,247
Lifts and Snowmaking equipment	8,421,750	8,421,750
Non-gaming equipment, furniture and other	50,659,100	50,950,184
Gaming equipment	20,864,152	20,818,956
Leasehold and land improvements, lake and golf course	8,072,925	8,072,925

Subtotal	$298,064,068	$298,309,956
Less accumulated depreciation and amortization	(87,565,430)	(91,530,025)

Property, plant and equipment, net	210,498,638	206,779,931
Construction in progress (CIP)	27,500	162,466

Net Property, plant and equipment	$210,526,138	$206,942,397

NOTE 5—LONG-TERM DEBT
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
In connection with the IMG Resort and Casino’s issuing $200.0 million of its 12% Senior Notes pursuant to an underlying Indenture (“Indenture”), IMG Resort and Casino entered into a Cash Collateral and Disbursement Agreement dated November 3, 2003 (the “Cash Collateral Agreement”), by and among U.S. Bank National Association, as disbursement agent, securities intermediary and depositary bank, U.S. Bank National Association, as trustee under the Indenture, Professional Associates Construction Services, Inc., a California corporation, the Tribe and certain unincorporated entities of the Tribe as guarantors pursuant to a certain Guaranty Agreement (“Guarantee”). Pursuant to the Cash Collateral Agreement, certain amounts were placed in reserve accounts (“Collateral

Accounts”) (i) to finance the design, development, construction, equipment and operations of phase II of its two-phase construction project, which was comprised of the Inn of the Mountain Gods Resort and Casino, including a casino, hotel and certain related amenities (the “Project”), (ii) for payment of the first three interest payments due on the Notes, (iii) to fund a Compact Dispute Resolution and, after all funds in the Construction Disbursement Account have been exhausted, to finance completion of the Project, including the furnishing, fixturing and equipping thereof, and (iv) from the other accounts established under the Cash Collateral Agreement for the purposes set forth therein. Following the Projection Completion Date, as set forth and defined in the Cash Collateral Agreement, IMG Resort and Casino submitted to the Disbursement Agent, the Trustee and the Independent Construction Consultant a Final Disbursement Request pertaining to the amounts requested for disbursement, together with all required schedules and certifications. The final disbursement was made from the construction reserve account on or about August 17, 2006 in the amount of $13,881,000 to the Tribe and $2,000,000 to Centex/Worth Group, LLC. The Tribe and IMG Resort and Casino have entered into a Settlement and Assignment Agreement (“Settlement Agreement”) dated July 10, 2006 with Centex/Worth Group, LLC, the Contractor of the Project, and Centex Construction, LLC, the Subcontractor of the Project, whereby the Tribe (through the Final Disbursement Request) paid the Contractor $2,000,000 from the construction reserve account to settle certain claims against various parties, including the Subcontractor. In addition, the Tribe and IMG Resort and Casino assigned various causes of action they had against various parties involved with the construction of the Project to the Contractor.
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
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2007, $10.3 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment. Long-term debt at April 30, 2007 and July 31, 2007 is summarized as follows:

	April 30, 2007	July 31, 2007

Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,163,568	1,106,611
Capital Equipment Loans with Key Equipment. Five (5) year term, 7.65% interest	10,283,169	9,544,875
Short-Term Notes, up to 8% imputed interest	386,665	449,040

	211,833,402	211,100,526
Less current portion	(3,659,278)	(3,785,225)

Long-term portion	$208,174,124	$207,315,301

The maturities of long-term debt as of July 31, 2007 are as follows (in thousands):

2008	2,927
2009	3,534
2010	203,817
2011	722
2012	101

$211,101

Total interest incurred for the three months ended July 31, 2006 and 2007 was $6.3 million and $6.2 million, respectively.
NOTE 6—GAMING REVENUE SHARING AND REGULATORY FEES
The Tribe regulates IMG Resort and Casino’s gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the “Commission”). The Commission reports directly to the Tribal Council. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been properly accrued for the State of New Mexico Gaming

Commission of $637,000.
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
NOTE 7 — PENSION PLAN
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
The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who worked for IMG Resort and Casino for at least 120 days and attained 18 years of age. The Company matches employee contribution up to 4%. Qualified employees who have been employed for more than 120 days had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $221,286 for the quarter ended July 31, 2007. This plan became effective January 1, 2007. The first payroll deduction and match began on January 12, 2007. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum amount the IRS allows for and employee deferral for 2007 is: under 50 years old, $15, 500 and over 50 years old, $20,500.
NOTE 8—RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the three months ended July 31, 2006 and 2007.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $786,000 and $823,000 for the three months ended July 31, 2006 and 2007, respectively.
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
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Matters
The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect the IMG Resort and Casino’s financial position or the results of its operations.
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the three months ended July 31, 2006 and July 31, 2007 were $0 and $42,532 respectively.
Construction Agreement
In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance has been issued following the successful completion of identified incomplete items on August 17, 2006. At July 31, 2007 there was no (zero) retainage. In addition, the original contract was amended to include approximately $3.0 million of additional (primarily HVAC) equipment and excavation work.
Employment Agreements
Effective November 10, 2006, the Management Board approved an amendment to Mr. Parrish’s (Chief Operating Officer) executive employment agreement. The amended agreement extends Mr. Parrish’s employment term through September 11, 2008 and changes total compensation to $350,000 per annum. If either Mr. Parrish or IMG Resort and Casino terminate the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Parrish the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Parrish has secured employment with another employer. IMG Resort and Casino is not required to pay any compensation if Mr. Parrish terminates the agreement voluntarily. Bonus compensation was eliminated from the amended agreement.
Effective August 21, 2007, the Management board of Inn of the Mountain Gods Resort and Casino appointed Mrs. Karen S. Braswell as the Chief Financial Officer of the Company, effective as of August 1, 2007. On August 29, 2007, the Tribe elected to terminate Mrs. Braswell’s employment with the Company, effective immediately. Accordingly, Mrs. Braswell is no longer employed by the Company. Pursuant to the Employment Agreement, Mrs. Braswell is entitled to receive her current base salary, benefits and allowances for 6 months or until she has secured other employment with another employer.
Aircraft Air Charter Agreement
Effective July 10, 2007, the Inn of the Mountain Gods Resort and Casino entered into an agreement with Vision Airlines, Inc (“Vision”) to provide aircraft charter services. Vision will provide an aircraft, with flight crew, to IMG for round trip transportation of IMG’s guests from Houston, Texas to Alamogordo, New Mexico. Vision will also provide a 50 seat luxury coach for round trip transportation of IMG’S guests from Alamogordo, NM airport to the Inn of the Mountain Gods Resort and Casino.
Aircharter service commenced on September 5, 2007; and will consist of a total of one hundred four (104) round trip charter service round trip flights over a 26 week period. IMGRC may extend the agreement for an additional twenty-six (26) weeks under the same terms and conditions. Total price of the agreement is $1,268,000.
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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $65,000 and $51,000 for the three months ended July 31, 2006 and 2007, respectively.
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
The Tribe is self-insured for employee health, dental, and vision insurance coverage. IMG participates on these plans. IMG’s employees are also covered by the Tribe’s policy for life and EAP services. IMG remits their share of all the insurance plans’ premium to the Tribe. The total amount reimbursed to the Tribe was $786,000 and $823,000 for the three months ended July 31, 2006 and 2007, respectively.
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

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION

$(000s)

	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Three Months ended:
July 31, 2007
Net Revenue	$13,509	$8,441	$14	$12,153	$(288)	$33,829
Operating Income (Loss)	10,593	6,779	(112)	3,480	(13,306)	7,434
Depreciation Expense	—	—	—	—	4,235	4,235
Interest Expense	—	—	—	—	(7,434)	(7,434)
Interest Income	—	—	—	—	48	48

July 31, 2006
Net Revenue	$12,567	$8,143	$3	$11,814	$(346)	$32,181
Operating Income (Loss)	9,371	6,524	(787)	2,712	(12,051)	5,769
Depreciation Expense	—	—	—	193	4,318	4,511
Interest Expense	—	—	—	—	(6,688)	(6,688)
Interest Income	—	—	—	—	82	82
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
The following consolidating information is presented as of July 31, 2007 (unaudited) and as of April 30, 2007.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of July 31, 2007
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$8,204,427	$4,933,181	$—	$13,137,608
Accounts receivable	4,230	822,198	—	826,428
Inventories	293,931	720,000	—	1,013,931
Prepaid expenses	839,060	—	—	839,060

Total current assets	9,341,648	6,475,379	—	15,817,027
Fixed Assets	—	298,472,422	—	298,472,422
Depreciation	—	(91,530,025)	—	(91,530,025)

Net fixed assets	—	206,942,397	—	206,942,397
Non-Current Assets
Other Assets	100,000	175,075	—	275,075
Deferred financing costs	5,664,342	—	—	5,664,342
Advances to Subsidiaries	93,759,358	9,009,539	(102,768,897)	—
Investment in Subsidiaries	125,613,752	—	(125,613,752)	—

Total Assets	$234,479,100	$222,602,390	$(228,382,649)	$228,698,841

Accounts Payable and other short term liabilities	$2,133,780	$—	$—	$2,133,780
Accrued expenses	2,695,698	919,625	—	3,615,323
Accrued payroll	2,167,553	—	—	2,167,553
Accrued interest	5,200,000	—	—	5,200,000
Advanced deposits	—	1,203,043	—	1,203,043
Current portion of long-term debt	3,547,283	237,942	—	3,785,225

Total current liabilities	15,744,314	2,360,610		18,104,924
Non-Current Liabilities
Advances from subsidiaries	9,009,539	93,759,358	(102,768,897)	—
Long-term debt, net of current portion	206,446,631	868,670	—	207,315,301

Total liabilities	231,200,484	96,988,638	(102,768,897)	225,420,225
Contributed Capital	27,651,938	(6,012,897)	6,012,897	27,651,938
Retained earnings (deficit)	(24,373,322)	131,626,649	(131,626,649)	(24,373,322)

Total equity	3,278,616	125,613,752	(125,613,752)	3,278,616

Total liabilities and equity	$234,479,100	$222,602,390	$(228,382,649)	$228,698,841

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 31, 2007
(Unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$22,000,709	$—	$22,000,709
Hotel	—	4,121,358	—	4,121,358
Food and Beverage	—	4,009,257	—	4,009,257
Recreation and other	—	4,378,966	—	4,378,966

Gross Revenue	—	34,510,290	—	34,510,290
Less-Promotional Allowances	295	681,313	—	681,608

Net Revenue	(295)	33,828,977	—	33,828,682
Operating Expenses
Gaming	—	7,353,458	—	7,353,458
Hotel expenses	—	1,226,922	—	1,226,922
Food and beverage	—	3,881,886	—	3,881,886
Recreation and other	—	3,749,389	—	3,749,389
Marketing	—	2,211,712	—	2,211,712
General and administrative	1,511,366	738,570	—	2,249,936
Health Insurance — Medical	—	549,849	—	549,849
401K	—	221,286	—	221,286
Mescalero Apache Telecom	—	51,002	—	51,002
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,235,364	—	4,235,364
Loss on disposal of assets	63,847	—	—	63,847

Total Operating Expenses	1,575,213	24,819,438	—	26,394,651
Operating Income (Loss)	(1,575,508)	9,009,539	—	7,434,031
Other Income (Expense)
Interest Income	47,942	—	—	47,942
Interest Expense	(6,622,871)	—	—	(6,622,871)
Income from subsidiaries	9,009,539	—	(9,009,539)	—

Total Other Income (expense)	2,434,610	—	(9,009,539)	(6,574,929)

Net Income	$859,102	$9,009,539	$(9,009,539)	$859,102

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Quarter Ended July 31, 2007
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$859,102	$9,009,539	$(9,009,539)	$859,102
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	406,311	4,235,364	—	4,641,675
Gain (loss) on disposal of equipment	—	63,847	—	63,847
Changes in assets and liabilities:
Accounts receivable, net of allowance	(4,230)	(282,830)	—	(287,060)
Inventories	(151,743)	(95,530)	—	(247,273)
Prepaid expenses	(244,582)	—	—	(244,582)
Other long term assets	(50,000)	(112,575)	—	(162,575)
Accounts payable	671,867	—	—	671,867
Accrued expenses, payroll and benefits	(611,975)	209,915	—	(402,060)
Deposits and advanced payments	—	764,384	—	764,384
Interest Payable	(6,000,000)	—	—	(6,00,000)

Net cash provided by (used in) operating activities	(5,125,250)	13,792,114	(9,009,539)	(342,675)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(426,050)	—	(426,050)
Investment in subsidiaries	(9,009,539)	—	9,009,539	—

Net cash used by investing activities	(9,009,539)	(426,050)	9,009,539	(426,050)

Cash flows from financing activities:
Advances to (from) affiliates	12,496,846	(12,496,846)	—	—
Principal payments on long-term debt, net	(965,340)	(56,956)	—	(1,022,296)
Distributions to Mescalero Apache Tribe	(2,001,001)	—	—	(2,001,001)

Net cash used by (provided by) financing activities	9,530,505	(12,553,802)	—	(3,023,297)

Net (decrease) increase in cash and cash equivalents	(4,604,284)	812,262	—	(3,792,022)
Cash and cash equivalents, beginning of period	12,808,711	4,120,919	—	16,929,630

Cash and cash equivalents, end of period	$8,204,427	$4,933,181	$—	$13,137,608

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$20,702,932	$—	$20,702,932
Hotel	—	3,689,635	—	3,689,635
Food and Beverage	—	3,449,483	—	3,449,483
Recreation and other	12,693	4,660,914	—	4,673,607

Gross Revenue	12,693	32,502,964	—	32,515,657
Less-Promotional Allowances	43	334,422	—	334,465

Net Revenue	12,650	32,168,542	—	32,181,192

Operating Expenses
Gaming	75,569	7,437,580	—	7,513,149
Hotel expenses	—	1,353,643	—	1,353,643
Food and beverage	—	3,884,503	—	3,884,503
Recreation and other	—	3,856,184	—	3,856,184
Marketing	—	2,530,973	—	2,530,973
General and administrative	612,521	946,845	—	1,559,366
Health Insurance — Medical	—	530,986	—	530,986
Mescalero Apache Telecom	—	64,536	—	64,536
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,511,099	—	4,511,099
Loss on disposal of assets	—	7,439	—	7,439

Total Operating Expenses	688,990	25,723,788	—	26,411,878

Operating Income (Loss)	(675,440)	6,444,754	—	5,769,314

Other Income (Expense)
Interest Income	81,998	—	—	81,998
Interest Expense	(6,688,173)	—	—	(6,688,173)
Income from subsidiaries	7,389,654	—	(7,389,654)	—
Other income (expense)	(582)	—	—	(582)

Total Other Income (expense)	782,897	—	(7,389,654)	(6,606,757)

Net Income (Loss)	$107,457	$6,444,754	$(7,389,654)	$(837,443)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended July 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(107,457)	$6,444,754	$(7,389,654)	$(837,443)
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	(406,063)	5,597,701	—	5,191,638
Loss on disposal fixed assets	—	7,439	—	7,439
Changes in assets and liabilities:
Accounts receivable, net of allowance	(137,314)	(150,883)	—	(288,197)
Inventories	—	111,913	—	111,913
Prepaid expenses	334,660	(703,481)	—	(368,821)
Other long term assets	—	(7,997)	—	(7,997)
Accounts payable	(636,364)	—	—	(636,364)
Accrued expenses, payroll and benefits	—	1,187,496	—	1,187,496
Deposits and advance payments	(6,000,000)	—	—	(6,000,000)

Net cash provided by (used in) operating activities	(6,737,624)	12,486,942	(7,389,654)	(1,640,336)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(40,781)	—	(40,781)
Investment in subsidiaries	930,342	—	(930,342)	—

Net cash provided by (used in) investing activities	930,342	(40,781)	(930,342)	(40,781)

Cash flows from financing activities:
Cash restricted for construction payments	(55,997)	—	—	(55,997)
Advances to (from) affiliates	2,688,757	(11,008,753)	8,319,996	—
Principal payments on long-term debt, net	(684,017)	(132,250)	—	(816,267)
Distributions to Mescalero Apache Tribe	(1,244,847)	—	—	(1,244,847)

Net cash (used in) provided by financing activities	703,896	(11,141,003)	8,319,996	(2,117,111)

Net (decrease) increase in cash and cash equivalents	(5,103,386)	1,305,158	—	(3,798,228)

Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$6,007,843	$6,962,301	$—	$12,970,144

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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of July 31, 2007, we had 55,000-square feet of combined gaming space featuring 1,482 slot machines and 42 table games between our facilities at the Inn of the Mountain Gods Resort and Casino, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
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
     Rooms. On March 15, 2005, we opened the Resort which features 273 luxury hotel rooms. The hotel varies between four and eight stories in height, depending upon the location along the hotel corridor, and allows for easy traveling distance to and from the casino and events center. Our over-sized deluxe guest rooms are either 480 square feet or 610 square feet and our suites are 1,200 square feet (with the ability to connect to a 480 square foot deluxe guest room, providing a total of 1,680 square feet in that configuration). In-room amenities include high-speed Internet access, coffee makers, ironing boards and irons, mini-bars, toiletries, free and pay-per-view movies and other standard and premium channels. All rooms feature a balcony view of Lake Mescalero and either Sierra Blanca Mountain or the forest-lined golf course. The hotel also features an indoor swimming pool and fitness center, steam and sauna facilities for both men and women and a family locker area.

     Recreation and Other. Our all-season recreational operations include, Ski Apache with 11 ski lifts covering 55 trails over 750 acres and it the second largest in New Mexico, an 18-hole championship golf course, seasonal big-game hunts, a shooting range, horseback riding, boating and fishing. Our ski resort is typically open from Thanksgiving until Easter, while our golf course generally operates from April through November. Our retail outlets include a gift shop, golf and pro shop, ski shop, a 2,500-square foot convenience store, a Conoco-branded fuel station with 12 gasoline and eight diesel pumping stations and laundry and shower facilities.
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

     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $5.7 million as of July 31, 2007.
Results of Operations
Quarter Ended July 31, 2007 Compared to Quarter Ended July 31, 2006.
     Net Revenues. Net revenues increased $1.6 million, or 5%, to $33.8 million for the quarter ended July 31, 2007 from $32.2 million for the quarter ended July 31, 2006. Gaming net revenues increased $1.3 million, up 6% from the comparable prior period; food and beverage revenues increased $0.6 million, or 18%, from the comparable prior period; hotel revenues increased $0.4 million, or 11%, over a year ago. Recreation and other revenue for the 2007 period decreased $0.3 million, or (6%), from July 31, 2006. Promotional Allowances increased $0.4 million, or 133%, for the quarter ended July 31, 2007 compared to the quarter ended July 31, 2006 as part of a refined marketing strategy to award gaming patrons.
     Gaming. Net Gaming revenues increased $1.3 million, or 6%, to $22.0 million for the quarter ended July 31, 2007 from $20.7 million for the quarter ended July 31, 2006. Slot revenues increased to approximately $20.7 million for the quarter ended July 31, 2007 from $19.5 million for the quarter ended July 31, 2006, an increase of $1.2 million. Gross slot win per unit, per day was $152 for the quarter ended July 31, 2007 compared to $141 for the quarter ended July 31, 2006; the weighted average number of machines slightly declined to 1,482 for the quarter ended July 31, 2007 from 1,502 for the quarter ended July 31, 2006. Table games revenue increased $0.1 million, or 4%, to $2.9 million for the quarter ended July 31, 2007 from $2.8 million for the quarter ended July 31, 2006. Daily Net Win per Table for the quarter ended July 31, 2007 was $642 as compared to $614 for the same period a year ago, a 5% increase.
     Food and Beverage. Food and beverage revenues increased $0.6 million, or 18%, to $4.0 million for the quarter ended July 31, 2007 from $3.4 million for the quarter ended July 31, 2006.
     Hotel. Hotel revenues for the quarter ended July 31, 2007 increased $0.4 million to $4.1 million while the quarter ending July 31, 2006 hotel revenues were $3.7 million. Occupancy rates averaged 86%, an increase of 16%, for the quarter ended July 31, 2007, the average daily rate decreased to $170, for the quarter ended July 31, 2007; as compared to $202 for the same period a year ago. Revenue per available room was $147 for the quarter ended July 31, 2007, a 3% increase.
     Recreation and Other. Recreation and other revenues decreased $0.3 million, or (6%) to $4.4 million for the quarter ended July 31, 2007 compared to $4.7 million for the quarter ended July 31, 2006.
     Promotional Allowances. Promotional allowances were $0.7 million for the quarter ended July 31, 2007 compared to $0.3 million for the quarter ended July 31, 2006, an increase of $0.4 million or 133% due to a refined marketing plan which expends more in direct player rewards and less in broad based promotion more proportionately to their level of play and de-emphasizes broad based promotional activity which tends to concentrate returned values to a very limited numbers of patrons.
     Total Operating Expenses. Total operating expenses remained flat at $26.4 million for the quarters ended July 31, 2007 and 2006.
     Gaming. Gaming expenses decreased $0.1 million to $7.4 million for the quarter ended July 31, 2007 from $7.5 million for the quarter ended July 31, 2006.
     Food and Beverage. Food and beverage expenses remained flat at $3.9 million for the quarters ended July 31, 2007 and 2006.
     Hotel. Hotel expenses decreased $0.2 million for the quarter ended July 31, 2007 from $1.4 million for the quarter ended July 31, 2006. Hotel is running at a 70% profit for the quarter ended July 31, 2007 up 6% from the comparable prior 2007 period, due to continued increases in rev par and improved expense management.
     Recreation and Other. Recreation and other costs decreased $0.2 million, or (5%) to $3.8 million for the quarter ended July 31, 2007 from $3.9 million for the quarter ended July 31, 2006.

     Marketing. Marketing costs decreased $0.3 million to $2.2 million for the quarter ended July 31, 2007 from $2.5 million for the quarter ended July 31, 2006 due to improved marketing programs. General promotions focus is now incentive based on casino play with a more effective mail database. Our outdoor campaign, such as radio, news print and television, has been reduced.
     General and Administrative. General and administrative expenses increased $0.6 million, or 38%, to $2.2 million for the quarter ended July 31, 2007 from $1.6 million for the quarter ended July 31, 2006 due to higher occupancy rates resulting in increased utility costs and wages.
     Health Insurance. Health Insurance expenses remained flat at $0.5 million for the quarters ended July 31, 2007 and July 31, 2006.
     Mescalero Apache 401K. Mescalero Apache 401K expenses increased $0.2 million for the quarter ended July 31, 2007 from $0 million for the quarter ended July 31, 2006. There was no 401K plan in place for the three months ended July 31, 2006.
     Mescalero Apache Telecom. Mescalero Apache Telecom expenses decreased $0.1 million to $0.05 million for the quarter ended July 31, 2007 from $0.06 million for the quarter ended July 31, 2006.
     Tribal Regulatory Fees. Tribal Regulatory Fees remained flat at $0.6 million for the quarters ended July 31, 2007 and 2006.
     Depreciation. Depreciation decreased $0.3 million to $4.2 million for the quarter ended July 31, 2007 from $4.5 million for the quarter ended July 31, 2006 due to fully depreciated equipment.
     Income from Operations. Income from operations increased $1.6 million, or 28%, to $7.4 million for the quarter ended July 31, 2007 from $5.8 million for the quarter ended July 31, 2006.
     Other Income (Expenses). Other non-operating expenses remained flat at $6.6 million for the quarters ended July 31, 2007 and July 31, 2006. Other income (expenses) is comprised primarily of interest income and interest expense along with other income and other expenses.
Liquidity and Capital Resources
     As of July 31, 2007 and April 30, 2007, we had cash and cash equivalents (net of amounts in restricted accounts) of $13.1 million and $16.9 million, respectively. Our principal uses of liquidity for the three month period ended July 31, 2007 were $0.3 million used by operations, $0.4 million used in investing activities and $3.0 million used in financing activities.
     Cash used in operating activities was $0.3 million, a $1.3 million improvement over the previous year, as a result of improved profitability.
     Cash used in investing activities for the three month period ended July 31, 2007 was $0.4 million which consisted of $0.1 million in construction in progress and $0.3 million in non gaming equipment.
     Cash used from financing activities for the three month period ended July 31, 2007 was $3.0 million, consisting of $1.0 million from long term debt, which consisted of $0.05 million in notes payable to BIA, $0.7 million to capital loans and $0.2 million short term notes; and $2.0 million distributed to the Tribe.
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

Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of July 31, 2007, accrued interest payable on the Notes was $5.2 million. The notes were secured until delivery of a final certificate of completion of the Resort by first priority security interests in the following accounts:
•	an interest reserve account, which was funded at the time the notes were sold with approximately $36.4 million, which, together with interest earned thereon, was used to make the first three (3) interest payments on the notes. As of July 31, 2007, the balance in the interest reserve account was $0;

•	a construction disbursement account, which was funded at the time the Notes were sold with approximately $94.3 million and was used to fund completion of the Resort. As of July 31, 2007, the balance in the construction disbursement account was $0.0;

•	a construction reserve account, which was funded at the time the Notes were sold approximately $53.6 million and was to be used to (i) fund contingencies related to the construction of the Resort and (ii) fund a resolution relating to a disagreement over the Tribe’s prior gaming compact. As of July 31, 2007, the balance in the construction reserve account was $0; and

•	a construction retainage account. As of July 31, 2007, the balance the construction retainage accounts was $0.
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
     On May 15, 2007, IMGRC made its $12 million coupon payment with cash from operations.
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
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of July 31, 2007, there is approximately $1.1 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of July 31, 2007, approximately $9.5 million remains outstanding.
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
On August 2, 2007, Moody’s revised its outlook on Inn of the Mountain Gods Resort and Casino to stable B3 corporate family, B3 probability of default, and B3 (LGD-4, 54%) senior note ratings affirmed, in recognition of the company’s improved financial profile.
Off-Balance Sheet Arrangements
     As of July 31, 2007, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended July 31, 2007 or 2006, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of July 31, 2007, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of July 31, 2007, we held no derivative instruments.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this Report, have concluded that as of the date, our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description

3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4***	Employment Agreement and amended Exhibit A to Employment Agreement dated November 10, 2006 between the Mescalero Apache Tribe and Brian Parrish.

10.5****	Employment Agreement dated July 25, 2007 between the Mescalero Apache Tribe and Karen Braswell.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

10.7	Air Charter Agreement dated July 10, 2007 between the Mescalero Apache Tribe and Vision Airline, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 27, 2007.

****	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Current Report on Form 8-K filed with the SEC on September 5, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INN OF THE MOUNTAIN GODS RESORT AND CASINO
Date: September 14, 2007	By	/s/ Brian D. Parrish
		Name:	Brian D. Parrish
Its: Chief Operating Officer (Principal Executive Officer)

Date: September 14, 2007	By	/s/ Pamela Gallegos
		Name:	Pamela Gallegos
Its: Interim Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4***	Employment Agreement and amended Exhibit A to Employment Agreement dated November 10, 2006 between the Mescalero Apache Tribe and Brian Parrish.

10.5****	Employment Agreement dated July 25, 2007 between the Mescalero Apache Tribe and Karen Braswell.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

10.7	Air Charter Agreement dated July 10, 2007 between Mescalero Apache Tribe and Vision Airline, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 27, 2007.

****	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Current Report on Form 8-K filed with the SEC on September 5, 2007.