Form 10-Q
period 2007-10-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2007-12-14
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007
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
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of April 30,	As of October 31,
	2007	2007 (unaudited)
Current Assets
Cash and cash equivalents	$16,929,630	$19,203,898
Accounts receivable, net of allowance for doubtful accounts	539,368	756,338
Inventories	766,658	985,069
Prepaid expenses and other assets	594,478	723,509

Total current assets	18,830,134	21,668,814
Non-Current Assets
Property plant and equipment	298,091,568	299,032,383
Accumulated Depreciation	(87,565,430)	(95,679,064)

Property plant and equipment, net	210,526,138	203,353,319
Other Assets	112,500	267,678
Deferred financing costs	6,070,653	5,258,031

Total Assets	$235,539,425	$230,547,842

Liabilities and Equity
Current Liabilities
Accounts Payable	$1,461,913	$1,872,957
Accrued expenses	3,966,057	4,647,684
Accrued payroll and benefits	2,218,879	1,182,383
Accrued interest	11,200,000	11,200,000
Advanced deposits	438,659	214,020
Current portion of long-term debt	3,659,278	3,498,228

Total current liabilities	22,944,786	22,615,272
Non-Current Liabilities
Long-term debt, net of current portion	208,174,124	206,441,188

Total liabilities	231,118,910	229,056,460
Commitments and contingencies (note 9)
Equity
Contributed Capital	29,652,939	25,650,941
Accumulated deficit	(25,232,424)	(24,159,559)

Total equity	4,420,515	1,491,382

Total liabilities and equity	$235,539,425	$230,547,842

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Six months Ended	Six months Ended
	October 31, 2006	October 31, 2007	October 31, 2006	October 31, 2007
Revenues:
Gaming	$20,528,637	$21,295,463	$39,739,413	$43,296,171
Hotel	3,868,266	3,782,138	7,528,095	7,903,496
Food and Beverage	3,665,857	3,860,663	6,977,233	7,869,920
Recreation and other	4,883,212	5,306,327	9,554,994	9,685,294

Gross Revenue	32,945,972	34,244,591	63,799,735	68,754,881
Less-Promotional Allowances	642,721	377,279	977,186	1,058,887

Net Revenue	32,303,251	33,867,312	62,822,549	67,695,994

Operating Expenses:
Gaming	6,733,770	7,103,357	14,246,919	14,456,815
Hotel expenses	1,122,717	1,158,625	2,476,360	2,385,547
Food and beverage	3,482,721	3,924,967	7,367,224	7,806,853
Recreation and other	3,057,206	3,785,478	6,913,390	7,534,867
Marketing	1,854,571	3,002,705	2,723,652	5,214,417
General and administrative	3,694,401	2,727,407	5,253,767	4,977,674
Health Insurance — Medical	556,310	393,362	1,087,296	943,211
401(K)	—	220,979	—	442,265
Mescalero Apache Telecom	39,059	50,042	103,595	101,044
Tribal Regulatory Fees	600,000	600,000	1,200,000	1,200,000
Depreciation and amortization	4,563,267	4,149,039	9,074,366	8,384,403
Loss on disposal of assets	—	—	7,439	63,847

Total Operating Expenses	25,704,022	27,115,961	50,454,008	53,510,943

Operating Income	6,599,229	6,751,351	12,368,541	14,185,051

Other Income (expense):
Interest Income	98,583	88,427	180,581	136,371
Interest Expense	(6,669,410)	(6,628,322)	(13,357,584)	(13,251,193)
Other Income (expense)	60,006	2,307	59,424	2,636

Total Other Income (expense)	(6,510,821)	(6,537,588)	(13,117,579)	(13,112,186)

Net Income (Loss)	$88,408	$213,763	$(749,038)	$1,072,865

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended	Six Months Ended
	October 31, 2006	October 31, 2007
Cash flows from operating activities:
Net income (loss)	$(749,038)	$1,072,865

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,486,987	9,197,025
Changes in assets and liabilities:
Loss on disposal of assets	—	63,857
Accounts receivable, net of allowance	(89,890)	(216,970)
Inventories	339,889	(218,411)
Prepaid expenses	(263,975)	(129,031)
Other long-term assets	(7,997)	(155,178)
Accounts payable	(1,621,739)	411,044
Accrued expenses, payroll and benefits	(3,967,243)	(354,869)
Deposits and advance payments	—	(224,639)

Net cash provided by operating activities	4,126,994	9,445,693

Cash flows from investing activities:
Purchase of property, plant and equipment	(263,517)	(986,021)
Construction accounts payable	(797,796)	—

Net cash used in investing activities	(1,061,313)	(986,021)

Cash flows from financing activities:
Restricted cash for construction payments and interest reserve	18,171,534	—
Principal payments on long-term debt, net	(2,016,760)	(2,183,406)
Distributions to Mescalero Apache Tribe	(18,978,158)	(4,001,998)

Net cash used in financing activities	(2,823,384)	(6,185,404)

Net increase in cash and cash equivalents	242,297	2,274,268
Cash and cash equivalents, beginning of period	16,768,372	16,929,630

Cash and cash equivalents, end of period	$17,010,669	$19,203,898

Supplemental cash flow information:
Cash paid for interest	$13,805,752	$12,448,571

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$1,171,020	$289,420

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Operations
The Inn of the Mountain Gods Resort and Casino and subsidiaries (“IMG Resort and Casino”), an unincorporated enterprise of the Mescalero Apache Tribe (the “Tribe”), was established April 30, 2003 by the Tribe and manages and owns all resort, hotel and gaming enterprises of the Tribe including the Inn of the Mountain Gods Resort and Casino (the “Resort”), a gaming, hotel and resort complex opened on March 15, 2005, and its wholly-owned subsidiaries, each of which is an unincorporated enterprise of the Tribe: Casino Apache (the “Casino Apache Enterprise”), which owned and operated the Tribe’s former casino, Casino Apache, closed in February 2005; Casino Apache Travel Center (the “Travel Center”), which owns the Tribe’s second casino facility opened in May 2003 (the “Travel Center Casino”); Ski Apache (the “Ski Apache”), which owns the Tribe’s ski resort, Ski Apache (the “Ski Apache Resort”); and Inn of the Mountain Gods (the “Inn”), which owned the Tribe’s former resort hotel, Inn of the Mountain Gods (the “Inn Hotel”). The Tribe is the sole owner of IMG Resort and Casino. IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.
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
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows as of the and for the three and six month periods October 31, 2006 and 2007; and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2007.
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

Cash and Cash Equivalents
Cash includes cash on hand for change drawers and in the vault for daily casino activities and cash on deposit with financial institutions in demand accounts, savings accounts and short-term certificates of deposit. For purposes of the statement of cash flows, all cash accounts that are not subject to withdrawal restrictions or penalties and all highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
Accounts Receivable
Accounts receivable consists primarily of hotel and other non-gaming receivables. IMG Resort and Casino maintains an allowance for doubtful accounts, which is based on management’s estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the creditworthiness of the non-gaming customer. The collectibility of these receivables could be affected by future business or economic trends.
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
Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

Non-gaming equipment, furniture and other	3 - 15 years
Gaming equipment	5 - 7 years
Leasehold and land improvements, lake and golf course	5 - 30 years
Buildings, lifts and snowmaking equipment	10 - 39 years
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $6.1 million as of April 30, 2007 and $5.3 million as of October 31, 2007.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino’s senior notes, and capital leases, fair value at April 30, 2007 was $216 million and $210 million at October 31, 2007.

Contributed Capital
Contributed capital represents contributions from and distributions to the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, and (ii) forgiveness of debt from the Inn to the Tribe, and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7).
Revenues
In accordance with gaming industry practice, IMG Resort and Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $1,368,979 at April 30, 2007 and $1,125,425 at October 31, 2007.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were approximately $643,000 and $377,000 for the three months ended October 31, 2006 and October 31, 2007 and $977,000 and $1,059,000 for the six months ended October 31, 2006 and October 31, 2007.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled $1,076,713 at April 30, 2007 and $1,007,377 at October 31, 2007.
Emerging Issues Task Force (“EITF”) Issue No. 00-14, Accounting for Certain Sales Incentives requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino’s accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Preproducts, or Services to be delivered in the future. Effective January 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries, adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
The estimated cost of providing such complimentary allowances including those directly recorded net of gaming revenue, as they relate to the all operations, was included in casino expenses as follows:

	Quarter Ended Oct. 31,		Six Months Ended Oct. 31
	2006	2007	2006	2007
Rooms	$354,065	$448,060	$536,798	$1,151,228
Food and beverage	177,731	236,696	340,588	709,653
Other	3,673	7,143	6,403	22,021

	$535,469	691,899	$883,789	$1,882,902

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended October 31, 2006 and 2007 were $1.9 million and $3.0 million, respectively. IMG Resort and Casino’s marketing cost to outside parties are expensed as incurred and for the six months ended October 31, 2006 and 2007, were $2.7 million and $5.2 million, respectively.

Tribal Taxes
IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $600,000 and $600,000 in expenses for school taxes to the Tribe for the three month periods ended October 31, 2006 and October 31, 2007 and $1.2 million for the six month periods ended October 31, 2006 and October 31, 2007, respectively.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of May 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. IMG Resort and Casino is assessing the impact of adopting SFAS 159 and currently does not believe the adoption will have a material impact on its consolidated financial statements.
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
The allowance for doubtful accounts was $48,803 as of April 30, 2007 and $31,235 as of October 31, 2007.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	April 30, 2007	October 31, 2007
Food and beverage	$260,503	$300,868
Golf and pro shop	74,760	142,400
Gift shops, fuel and other	431,395	541,801

Inventories	$766,658	$985,069

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	April 30, 2007	October 31, 2007
Land	$538,894	$538,894
Buildings	209,507,247	209,507,247
Lifts and Snowmaking equipment	8,421,750	8,421,750
Non-gaming equipment, furniture and other	50,659,100	51,497,971
Gaming equipment	20,864,152	20,869,500
Leasehold and land improvements, lake and golf course	8,072,925	8,072,925

Subtotal	$298,064,068	$298,908,287
Less accumulated depreciation and amortization	(87,565,430)	(95,679,064)

Property, plant and equipment, net	210,498,638	203,229,223
Construction in progress (CIP)	27,500	124,096

Net Property, plant and equipment	$210,526,138	$203,353,319

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
In connection with the IMG Resort and Casino’s issuance of the Notes pursuant to an underlying Indenture (“Indenture”), IMG Resort and Casino entered into a Cash Collateral and Disbursement Agreement dated November 3, 2003 (the “Cash Collateral Agreement”), by and among U.S. Bank National Association, as disbursement agent, securities intermediary and depositary bank, U.S. Bank National Association, as trustee under the Indenture, Professional Associates Construction Services, Inc., a California corporation, the Tribe and certain unincorporated entities of the Tribe as guarantors pursuant to a certain Guaranty Agreement. Pursuant to the Cash Collateral Agreement, certain amounts were placed in reserve accounts (i) to finance the design, development, construction, equipment and operations of phase II of its two-phase construction project, which was comprised of the Inn of the

Mountain Gods Resort and Casino, including a casino, hotel and certain related amenities (the “Project”), (ii) for payment of the first three interest payments due on the Notes, (iii) to fund a Compact Dispute Resolution and, after all funds in the construction disbursement account have been exhausted, to finance completion of the Project, including the furnishing, fixturing and equipping thereof, and (iv) from the other accounts established under the Cash Collateral Agreement for the purposes set forth therein. Following the Projection Completion Date, as set forth and defined in the Cash Collateral Agreement, IMG Resort and Casino submitted to the disbursement agent, the trustee and the independent construction consultant a final disbursement request pertaining to the amounts requested for disbursement, together with all required schedules and certifications. The final disbursement was made from the construction reserve account on or about August 17, 2006 in the amount of $13,881,000 to the Tribe and $2,000,000 to Centex/Worth Group, LLC. The Tribe and IMG Resort and Casino have entered into a Settlement and Assignment Agreement dated July 10, 2006 with Centex/Worth Group, LLC, the contractor of the Project, and Centex Construction, LLC, the subcontractor of the Project, whereby the Tribe (through the final disbursement request) paid the contractor $2,000,000 from the construction reserve account to settle certain claims against various parties, including the subcontractor. In addition, the Tribe and IMG Resort and Casino assigned various causes of action they had against various parties involved with the construction of the Project to the contractor.
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2007, $10.3 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment. Long-term debt at April 30, 2007 and October 31, 2007 is summarized as follows:

	April 30, 2007	October 31, 2007
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,163,568	1,049,830
Capital Equipment Loans with Key Equipment. Five (5) year term, 7.65% interest	10,283,169	8,806,882
Short-Term Notes, up to 8% imputed interest	386,665	82,704

	211,833,402	209,939,416
Less current portion	(3,659,278)	(3,498,228)

Long-term portion	$208,174,124	$206,441,188

The maturities of long-term debt as of October 31, 2007 are as follows (in thousands):

2008	1,765
2009	3,534
2010	203,817
2011	722
2012	101

$209,939

Total interest incurred for the three months ended October 31, 2006 and 2007 was $6.7 million and $6.6 million, respectively; and $13.4 million and $13.3 million for the corresponding six month periods.
NOTE 6—GAMING REVENUE SHARING AND REGULATORY FEES
The Tribe regulates IMG Resort and Casino’s gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the “Commission”). The Commission reports directly to the Tribal Council of the Mescalero Apache Tribe. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been properly accrued for the State of New Mexico Gaming Commission of $600,000.
On August 29, 1997, the Tribe and the State of New Mexico (the “State”) entered into a Tribal-State Compact (the “1997 Compact”) to govern gaming on the Mescalero Apache Reservation. The terms of the 1997 Compact subject the IMG Resort and Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the 1997 Compact are requirements for quarterly revenues sharing payments consisting of 16% of “net win” from video gaming and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under the Indian Gaming Regulatory Act (“IGRA”).
On April 20, 2004, the Tribe and the State entered into a settlement agreement which resolved all of their disputes regarding the 1997 Compact. Under the settlement agreement, the State and the Tribe agreed that they would enter into a new gaming compact, (the “2001 Compact”), and that the Tribe would pay the $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact, as well as all revenue sharing fees payable under the 2001 Compact through March 2005. On April 20, 2004, the IMG Resort and Casino paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement.
The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring revenue sharing payments to the State at the rate of 8% of “net win” pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in June 2005. In addition, pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with the first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. On June 1, 2004, the Tribe and the State entered into the 2001 Compact. On June 22, 2004, the Department of Interior approved the 2001 Compact. The IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement in August 2004. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced. The 2007 liability is cleared every three months with the quarterly payment to the State.
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
The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who work for IMG Resort and Casino for at least 120 days and attain 18 years of age. IMG Resort and Casino matches employee contribution up to 4%. Qualified employees who have been employed for more than 120 days had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $221,000 for the quarter and $442,000 for the six months ended October 31, 2007. This plan became effective January 1, 2007. The first payroll deduction and match began on January 12, 2007. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum amount the IRS allows for and employee deferral for 2007 is: under 50 years old, $15,500 and over 50 years old, $20,500.
NOTE 8—RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts did not exceed insurance coverage for the six months ended October 31, 2006 and 2007.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for its share of the self-insurance costs. The total amounts reimbursed to the Tribe was $765,515 and $813,528 for the three months ended October 31, 2006 and 2007, respectively. The total amount reimbursed to the Tribe was $1,551,735 and $1,665,247 for the six months ended October 31, 2006 and 2007, respectively, and is recorded in Tribal Distributions.
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
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the three months ended October 31, 2006 and October 31, 2007 were $15,000 and $17,000, respectively. Occupancy fee for the six months ended October 31, 2006 and October 31, 2007 were $15,000 and $17,000, respectively.
Construction Agreement
In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance has been issued following the successful completion of identified incomplete items on August 17, 2006. At October 31, 2007, there was no (zero) retainage. In addition, the original contract was amended to include approximately $3.0 million of additional (primarily HVAC) equipment and excavation work.
Employment Agreements
Effective November 10, 2006, the Management Board for IMG Resort and Casino approved an amendment to Mr. Parrish’s (Chief Operating Officer) executive employment agreement. The amended agreement extends Mr. Parrish’s employment term through September 11, 2008 and changes total compensation to $350,000 per annum. If either Mr. Parrish or IMG Resort and Casino terminate the agreement involuntarily, IMG Resort and Casino is obligated to pay Mr. Parrish the then current monthly base salary, benefits and allowance continuation for a period of six months or until Mr. Parrish has secured employment with another employer. IMG Resort and Casino is not required to pay any compensation if Mr. Parrish terminates the agreement voluntarily. Bonus compensation was eliminated from the amended agreement.
Aircraft Air Charter Agreement
Effective July 10, 2007, IMG Resort and Casino entered into an agreement with Vision Airlines, Inc (“Vision”) to provide aircraft charter services. Vision will provide an aircraft, with flight crew, to IMG Resort and Casino for round trip transportation of IMG Resort and Casino’s guests from Houston, Texas to Alamogordo, New Mexico. Vision will also provide a 50-seat luxury coach for round trip transportation of IMG Resort and Casino guests from Alamogordo, New Mexico airport to the IMG Resort and Casino.
Aircharter service commenced on September 5, 2007; and will consist of a total of one hundred four (104) round trip charter service round trip flights over a 26-week period. IMG Resort and Casino may extend the agreement for an additional twenty-six (26) weeks under the same terms and conditions. Total price of the agreement is $1,268,000.
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
The Tribe provides certain shared services, which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $39,000 and $50,000 for the three months ended October 31, 2006 and 2007, respectively, and $104,000 and $101,000 for the six months ended October 31, 2006 and 2007, respectively.

Shared Services and Cost Allocations
In connection with the issuance of the original notes, IMG Resort and Casino and the Tribe entered into a service and cost allocation agreement, which provides that the Tribe or its enterprises will continue to provide IMG Resort and Casino and its resort enterprises the following services in accordance with past practice: (i) insurance; (ii) telecommunications; (iii) propane; and (iv) gaming regulation, and that IMG Resort and Casino and its resort enterprises will pay, on behalf of the Tribe, for (a) revenue sharing and regulatory fee obligations required under the 1997 Compact or any new compact, (b) federal regulatory fees required by IGRA, (c) an amount equal to the monthly payments required under the Bureau of Indian Affairs Note and (d) amounts for certain other miscellaneous liabilities. IMG Resort and Casino reimburses the Tribe for its direct costs as billed by the third party.
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
The Tribe is self-insured for employee health, dental, and vision insurance coverage. IMG Resort and Casino participates on these plans. IMG Resort and Casino’s employees are also covered by the Tribe’s policy for life and EAP services. IMG Resort and Casino remits their share of all the insurance plans’ premium to the Tribe. The total amount reimbursed to the Tribe was $816,287 and $822,357 for the three months ended October 31, 2006 and 2007, respectively, and is recorded in Tribal Distributions. The total amount reimbursed to the Tribe was $1,602,507 and $1,645,091 for the six months ended October 31, 2006 and 2007, respectively.
NOTE 11—OPERATING SEGMENTS
The IMG Resort and Casino has four operating segments and a consolidating segment: Gaming at the IMG Resort and Casino, Gaming at the Travel Center, Ski, and all other non-gaming. The Gaming segments include the activities of the two casinos. The Ski segment includes ski lifts and ski school at Ski Apache. The Non-Gaming segment includes the hotel, hunts, golf, food and beverage, banquets, conferences, retail shops, convenience store and truck stop fuel sales.
As a result of realigning its operations, the resulting reporting of the segments has changed. IMG Resort and Casino has restated prior year’s segment information to be consistent with the current reporting and operating structure in place today. Assets and liabilities have been consolidated under the non-segment group, and as a result, depreciation and interest expenses are not broken out separated by segment, which is consistent with the internal decision makers’ information requirements.
These operating segments represent distinct business activities, which are managed separately from a profit and loss perspective, but jointly from a balance sheet perspective.

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION

	$(000s)
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Three Months ended:
October 31, 2007
Net Revenue	$12,993	$8,282	$19	$12,420	$153	$33,867
Operating Income (Loss)	10,345	6,733	(42)	3,922	(14,207)	6,751
Depreciation Expense	—	—	—	—	4,149	4,149
Interest Expense	—	—	—	—	(6,628)	(6,628)
Interest Income	—	—	—	—	88	88

October 31, 2006
Net Revenue	$12,273	$8,234	$—	$12,205	$(410)	$32,302
Operating Income (Loss)	10,571	6,866	(65)	4,653	(15,426)	6,599
Depreciation Expense	—	—	—	—	4,563	4,563
Interest Expense	—	—	—	—	(6,669)	(6,669)
Interest Income	—	—	—	—	99	99

	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Six Months ended:
October 31, 2007
Net Revenue	$26,538	$16,724	$32	$24,537	$(135)	$67,696
Operating Income (Loss)	20,974	13,512	(154)	7,367	(27,514)	14,185
Depreciation Expense	—	—	—	—	8,384	8,384
Interest Expense	—	—	—	—	(13,251)	(13,251)
Interest Income	—	—	—	—	136	136

October 31, 2006
Net Revenue	$23,565	$16,153	$4	$23,854	$(753)	$62,823
Operating Income (Loss)	19,941	13,313	(205)	7,508	(28,188)	12,369
Depreciation Expense	—	—	—	—	9,074	9,074
Interest Expense	—	—	—	—	(13,358)	(13,358)
Interest Income	—	—	—	—	181	181
NOTE 12—CONSOLIDATING INFORMATION
In connection with IMG Resort and Casino’s issuance in November 2003 of the Notes, IMG Resort and Casino’s subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (the “Wholly-Owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the NOoes. These guarantees are secured only until the completion of the Resort and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the Notes.
Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for IMG Resort and Casino and the Wholly-Owned Guarantors of the Notes. This consolidating financial information has been prepared from the books and records maintained by IMG Resort and Casino and the Wholly-Owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the Wholly-Owned Guarantors operated as independent entities. The separate financial statements of the Wholly-Owned Guarantors are not presented because management has determined they would not be material to investors.
The following consolidating information is presented as of October 31, 2007 (unaudited) and as of April 30, 2007.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of October 31, 2007
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$14,771,943	$4,431,955	$—	$19,203,898
Accounts receivable	22,569	733,769	—	756,338
Inventories	279,215	705,854	—	985,069
Prepaid expenses	723,509	—	—	723,509

Total current assets	15,797,236	5,871,578	—	21,668,814
Fixed Assets	—	299,032,383	—	299,032,383
Depreciation	—	(95,679,064)	—	(95,679,064)

Net fixed assets	—	203,353,319	—	203,353,319
Non-Current Assets
Other Assets	100,000	167,678	—	267,678
Deferred financing costs	5,258,031	—	—	5,258,031
Advances to Subsidiaries	90,809,719	8,701,768	(99,511,487)	—
Investment in Subsidiaries	125,305,981	—	(125,305,981)	—

Total Assets	$237,270,967	$218,094,343	$(224,817,468)	$230,547,842

Accounts Payable and other short term liabilities	$1,872,957	$—	$—	$1,872,957
Accrued expenses	3,932,891	714,793	—	4,647,684
Accrued payroll	1,182,383	—	—	1,182,383
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	214,020	—	214,020
Current portion of long-term debt	3,255,195	243,033	—	3,498,228

Total current liabilities	21,443,426	1,171,846	—	22,615,272
Non-Current Liabilities
Advances from subsidiaries	8,701,768	90,809,719	(99,511,487)	—
Long-term debt, net of current portion	205,634,391	806,797	—	206,441,188

Total liabilities	235,779,585	92,788,362	(99,511,487)	229,056,460
Contributed Capital	25,650,941	(6,012,897)	6,012,897	25,650,941
Retained earnings (deficit)	(24,159,559)	131,318,878	(131,318,878)	(24,159,559)

Total equity	1,491,382	125,305,981	(125,305,981)	1,491,382

Total liabilities and equity	$237,270,967	$218,094,343	$(224,817,468)	$230,547,842

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 31, 2007
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$21,295,463	$—	$21,295,463
Hotel	—	3,782,138	—	3,782,138
Food and Beverage	—	3,860,663	—	3,860,663
Recreation and other	—	5,306,327	—	5,306,327

Gross Revenue	—	34,244,591	—	34,244,591
Less-Promotional Allowances	23,610	353,669	—	377,279

Net Revenue	(23,610)	33,890,922	—	33,867,312
Operating Expenses:
Gaming	—	7,103,357	—	7,103,357
Hotel expenses	—	1,158,625	—	1,158,625
Food and beverage	—	3,924,967	—	3,924,967
Recreation and other	—	3,785,478	—	3,785,478
Marketing	—	3,002,705	—	3,002,705
General and administrative	1,926,807	800,600	—	2,727,407
Health Insurance — Medical	—	393,362	—	393,362
401(K)	—	220,979	—	220,979
Mescalero Apache Telecom	—	50,042	—	50,042
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,149,039	—	4,149,039

Total Operating Expenses	1,926,807	25,189,154	—	27,115,961
Operating Income (Loss)	(1,950,417)	8,701,768	—	6,751,351
Other Income (Expense)
Interest Income	88,427	—	—	88,427
Interest Expense	(6,628,322)	—	—	(6,628,322)
Income from subsidiaries	8,701,768	—	(8,701,768)	—
Other income (expense)	2,307	—	—	2,307

Total Other Income (expense)	2,164,180	—	(8,701,768)	(6,537,588)

Net Income	$213,763	$8,701,768	$(8,701,768)	$213,763

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2007
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$43,296,171	$—	$43,296,171
Hotel	—	7,903,496	—	7,903,496
Food and Beverage	—	7,869,920	—	7,869,920
Recreation and other	—	9,685,294	—	9,685,294

Gross Revenue	—	68,754,881	—	68,754,881
Less-Promotional Allowances	23,905	1,034,982	—	1,058,887

Net Revenue	(23,905)	67,719,899	—	67,695,994
Operating Expenses:
Gaming	—	14,456,815	—	14,456,815
Hotel expenses	—	2,385,547	—	2,385,547
Food and beverage	—	7,806,853	—	7,806,853
Recreation and other	—	7,534,867	—	7,534,867
Marketing	—	5,214,417	—	5,214,417
General and administrative	3,486,497	1,491,177	—	4,977,674
Health Insurance — Medical	—	943,211	—	943,211
401(K)	—	442,265	—	442,265
Mescalero Apache Telecom	—	101,044	—	101,044
Tribal Regulatory Fees	—	1,200,000	—	1,200,000
Depreciation and amortization	—	8,384,403	—	8,384,403
Loss on disposal of assets	—	63,847	—	63,847

Total Operating Expenses	3,486,497	50,024,446	—	53,510,943
Operating Income (Loss)	(3,510,402)	17,695,453	—	14,185,051
Other Income (Expense)
Interest Income	136,371	—	—	136,371
Interest Expense	(13,251,193)	—	—	(13,251,193)
Income from subsidiaries	17,695,453	—	(17,695,453)	—
Other income (expense)	2,636	—	—	2,636

Total Other Income (expense)	4,583,267	—	(17,695,453)	(13,112,186)

Net Income	$1,072,865	$17,695,453	$(17,695,453)	$1,072,865

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended October 31, 2007
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,072,865	$17,695,453	$(17,695,453)	$1,072,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	812,622	8,384,403	—	9,197,025
Gain (loss) on disposal of equipment	—	63,857	—	63,857
Changes in assets and liabilities:
Accounts receivable, net of allowance	(22,569)	(194,401)	—	(216,970)
Inventories	(137,027)	(81,384)	—	(218,411)
Prepaid expenses	(129,031)	—	—	(129,031)
Other long term assets	(50,000)	(105,178)	—	(155,178)
Accounts payable	411,044	—	—	411,044
Accrued expenses, payroll and benefits	(359,952)	5,083	—	(354,869)
Deposits and advanced payments	—	(224,639)	—	(224,639)

Net cash provided by (used in) operating activities	1,597,952	25,543,194	(17,695,453)	9,445,693

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(986,021)	—	(986,021)
Investment in subsidiaries	(17,695,453)	—	17,695,453	—

Net cash used by investing activities	(17,695,453)	(986,021)	17,695,453	(986,021)

Cash flows from financing activities:
Advances to (from) affiliates	24,132,399	(24,132,399)	—	—
Principal payments on long-term debt, net	(2,069,668)	(113,738)	—	(2,183,406)
Distributions to Mescalero Apache Tribe	(4,001,998)	—	—	(4,001,998)

Net cash used by (provided by) financing activities	18,060,733	(24,246,137)	—	(6,185,404)

Net increase in cash and cash equivalents	1,963,232	311,036	—	2,274,268
Cash and cash equivalents, beginning of period	12,808,711	4,120,919	—	16,929,630

Cash and cash equivalents, end of period	$14,771,943	$4,431,955	$—	$19,203,898

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended October 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$20,528,637	$—	$20,528,637
Hotel	—	3,868,266	—	3,868,266
Food and Beverage	—	3,665,857	—	3,665,857
Recreation and other	3,564	4,879,648	—	4,883,212

Gross Revenue	3,564	32,942,408	—	32,945,972

Less Promotional Allowances	—	642,721	—	642,721

Net Revenue	3,564	32,299,687	—	32,303,251

Operating Expenses:
Gaming	—	6,733,770	—	6,733,770
Hotel expenses	—	1,122,717	—	1,122,717
Food and beverage	—	3,482,721	—	3,482,721
Recreation and other	—	3,057,206	—	3,057,206
Marketing	—	1,854,571	—	1,854,571
General and administrative	2,560,638	1,133,763	—	3,694,401
Health Insurance — Medical	—	556,310	—	556,310
Mescalero Apache Telecom	—	39,059	—	39,059
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,563,267	—	4,563,267

Total Operating Expenses	2,560,638	23,143,384	—	25,704,022

Operating Income (Loss)	(2,557,074)	9,156,303	—	6,599,229

Other Income (Expense)
Interest Income	98,583	—	—	98,583
Interest Expense	(6,669,410)	—	—	(6,669,410)
Income from subsidiaries	9,156,303	—	(9,156,303)	—
Other income (expense)	60,006	—	—	60,006

Total Other Income (expense)	2,645,482	—	(9,156,303)	(6,510,821)

Net Income	$88,408	$9,156,303	$(9,156,303)	$88,408

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$39,739,413	$—	$39,739,413
Hotel	—	7,528,095	—	7,528,095
Food and Beverage	—	6,977,233	—	6,977,233
Recreation and other	16,256	9,538,738	—	9,554,994

Gross Revenue	16,256	63,783,479	—	63,799,735

Less-Promotional Allowances	43	977,143	—	977,186

Net Revenue	16,213	62,806,336	—	62,822,549

Operating Expenses:
Gaming	75,569	14,171,350	—	14,246,919
Hotel expenses	—	2,476,360	—	2,476,360
Food and beverage	—	7,367,224	—	7,367,224
Recreation and other	—	6,913,390	—	6,913,390
Marketing	—	2,723,652	—	2,723,652
General and administrative	3,173,159	2,080,608	—	5,253,767
Health Insurance — Medical	—	1,087,296	—	1,087,296
Mescalero Apache Telecom	—	103,595	—	103,595
Tribal Regulatory Fees	—	1,200,000	—	1,200,000
Depreciation and amortization	—	9,074,366	—	9,074,366
Gain (loss) on disposal of assets	—	7,439	—	7,439

Total Operating Expenses	3,248,728	47,205,280	—	50,454,008

Operating Income (Loss)	(3,232,515)	15,601,056	—	12,368,541

Other Income (Expense)
Interest Income	180,581	—	—	180,581
Interest Expense	(13,357,584)	—	—	(13,357,584)
Income from subsidiaries	15,601,056	—	(15,601,056)	—
Other income (expense)	59,424	—	—	59,424

Total Other Income (expense)	2,483,477	—	(15,601,056)	(13,117,579)

Net Income (Loss)	$(749,038)	$15,601,056	$(15,601,056)	$(749,038)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended October 31, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(749,038)	$15,601,056	$(15,601,056)	$(749,038)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	944,041	9,542,946	—	10,486,987
Changes in assets and liabilities:
Accounts receivable, net of allowance	4,421	(94,311)	—	(89,890)
Inventories	119,870	220,019	—	339,889
Prepaid expenses	(262,848)	(1,127)	—	(263,975)
Other long term assets	—	(7,997)	—	(7,997)
Accounts payable	(1,621,739)	—	—	(1,621,739)
Accrued expenses	(5,527,676)	1,560,433	—	(3,967,243)

Net cash provided by (used in) operating activities	(7,092,969)	26,821,019	(15,601,056)	4,126,994

Cash flows from investing activities:
Purchase of property, plant and equipment	(164,112)	(99,405)	—	(263,517)
Construction Payable	(797,796)	—	—	(797,796)
Investment in subsidiaries	(15,601,056)	—	15,601,056	—

Net cash used by investing activities	(16,562,964)	(99,405)	15,601,056	(1,061,313)

Cash flows from financing activities:
Cash held from construction payments	18,171,534	—	—	18,171,534
Advances to (from) affiliates	27,474,116	(27,474,116)	—	—
Principal borrowings (payments) on debt	(1,832,998)	(183,762)	—	(2,016,760)
Distributions to Mescalero Apache Tribe	(18,978,158)	—	—	(18,978,158)

Net cash provided by (used in) financing activities	24,834,494	(27,657,878)	—	(2,823,384)

Net (decrease) increase in cash and cash equivalents	1,178,561	(936,264)	—	242,297

Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$12,289,790	$4,720,879	$—	$17,010,669

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
Overview
     IMG Resort and Casino is an unincorporated business enterprise of the Tribe. The Tribe formed IMG Resort and Casino to operate its resort enterprises, comprised of, the Inn, Casino Apache, Travel Center and Ski Apache, each of which is an unincorporated Tribal business enterprise wholly-owned by IMG Resort and Casino. The combined activities of these enterprises comprise the operations of IMG Resort and Casino. Our four primary areas of operation are:
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of October 31, 2007, we had 55,000-square feet of combined gaming space featuring 1,475 slot machines and 42 table games between our facilities at the Inn of the Mountain Gods Resort and Casino, opened in March 2005, and Casino Apache Travel Center (the “Travel Center ”), opened in May 2003.
     Rooms. On March 15, 2005, we opened the Resort, which features 273 luxury hotel rooms. The hotel varies between four and eight stories in height, depending upon the location along the hotel corridor, and allows for easy traveling distance to and from the casino and events center. Our over-sized deluxe guest rooms are either 480 square feet or 610 square feet and our suites are 1,200 square feet (with the ability to connect to a 480 square foot deluxe guest room, providing a total of 1,680 square feet in that configuration). In-room amenities include high-speed Internet access, coffee makers, ironing boards and irons, mini-bars, toiletries, free and pay-per-view movies and other standard and premium channels. All rooms feature a balcony view of Lake Mescalero and either Sierra Blanca Mountain or the forest-lined golf course. The hotel also features an indoor swimming pool and fitness center, steam and sauna facilities for both men and women and a family locker area.
     Food and Beverage. The Resort features Wendell’s, a 158-seat casual and fine dining restaurant; Gathering of the Nations Buffet, a 250-seat buffet style restaurant; a 100-seat sports bar; a 75-seat night club featuring live entertainment and dancing; Wendell’s Lounge, a “piano” lounge featuring an oversized fireplace; and the Apache Summit BBQ, an 85-seat casual restaurant in the golf clubhouse. Casino Apache Travel Center features Smoky B’s, a 135-seat casual dining restaurant and one sports bar. Ski Apache operates one main restaurant and five satellite food and beverage outlets.

     Recreation and Other. Our all-season recreational operations include, Ski Apache with 11 ski lifts covering 55 trails over 750 acres and is the second largest in New Mexico, an 18-hole championship golf course, seasonal big-game hunts, a shooting range, horseback riding, boating and fishing. Our ski resort is typically open from Thanksgiving until Easter, while our golf course generally operates from April through November. Our retail outlets include a gift shop, golf and pro shop, ski shop, a 2,500-square foot convenience store, a Conoco-branded fuel station with 12 gasoline and eight diesel pumping stations and laundry and shower facilities.
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
Emerging Issues Task Force (“EITF”) Issue No. 00-14, Accounting for Certain Sales Incentives requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino’s accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiariesm, adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
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

     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $5.3 million as of October 31, 2007.
Results of Operations
Quarter Ended October 31, 2007 Compared to Quarter Ended October 31, 2006.
     Net Revenues. Net revenues increased $1.6 million, or 5%, to $33.9 million for the quarter ended October 31, 2007 from $32.3 million for the quarter ended October 31, 2006. Gaming net revenues increased $0.8 million, from the comparable prior period; food and beverage revenues increased $0.2 million, or 5%, from the comparable prior period; hotel revenues decreased $0.1 million, or (3%), over a year ago. Recreation and other revenue for the 2007 period increased $0.4 million, or 8%, from October 31, 2006. Promotional Allowances decreased $0.2 million, or 33%, for the quarter ended October 31, 2007 compared to the quarter ended October 31, 2006 as part of a refined marketing strategy to award gaming patrons.
     Gaming. Net Gaming revenues increased $0.8 million, to $21.3 million for the quarter ended October 31, 2007 from $20.5 million for the quarter ended October 31, 2006. Slot revenues remained increased to $18.3 million for the quarter ended October 31, 2007 from $17.7 million for the quarter ended October 31, 2006. Gross slot win per unit, per day was $147 for the quarter ended October 31, 2007 compared to $139 for the quarter ended October 31, 2006; the weighted average number of machines slightly declined to 1,467 for the quarter ended October 31, 2007 from 1,500 for the quarter ended October 31, 2006. Table games revenue increased $0.1 million, or 4%, to $2.9 million for the quarter ended October 31, 2007 from $2.5 million for the quarter ended October 31, 2006. Daily Net Win per Table for the quarter ended October 31, 2007 was $674 as compared to $578 for the same period a year ago.
     Hotel. Hotel revenues for the quarter ended October 31, 2007 decreased $0.1 million to $3.8 million while the quarter ending October 31, 2006 hotel revenues were $3.9 million. Occupancy rates averaged 82%, for the quarter ended October 31, 2007, the average daily rate decreased to $167, for the quarter ended October 31, 2007; as compared to $180 for the same period a year ago. Revenue per available room was $137 for the quarter ended October 31, 2007.
     Food and Beverage. Food and beverage revenues increased $0.2 million, or 5%, to $3.9 million for the quarter ended October 31, 2007 from $3.7 million for the quarter ended October 31, 2006 due to increases in repeat visits.
     Recreation and Other. Recreation and other revenues increased $0.4 million, or 8%, to $5.3 million for the quarter ended October 31, 2007 compared to $4.9 million for the quarter ended October 31, 2006 due to an increase in hunting and golf.
     Promotional Allowances. Promotional allowances were $0.4 million for the quarter ended October 31, 2007 compared to $0.6 million for the quarter ended October 31, 2006, a decrease of $0.2 million or 33% due to a refined marketing plan, which extends more in direct player rewards and less in broad based promotion more proportionately to their level of play and de-emphasizes broad based promotional activity, which tends to concentrate returned values to a very limited numbers of patrons.
     Total Operating Expenses. Total operating expenses increased $1.4 million, or 5%, to $27.1 million for the quarter ended October 31, 2007 compared to $25.7 million for the quarter ended October 31, 2006 primarily due to one time charges in severance compensation and Sarbanes-Oxley cost increases.
     Gaming. Gaming expenses increased $0.4 million to $7.1 million for the quarter ended October 31, 2007 from $6.7 million for the quarter ended October 31, 2006 due to increased salaries and wages.
     Hotel. Hotel expenses increased $0.1 million to $1.2 million for the quarter ended October 31, 2007 from $1.1 million for the quarter ended October 31, 2006 due to monetary increase in annual maintenance contracts.
     Food and Beverage. Food and beverage expenses increased $0.4 million to $3.9 million for the quarter ended October 31, 2007 from $3.5 million for the quarter end October 31, 2006 due to an increase in cost of goods, wages, and benefits, associated with increased revenue.

     Recreation and Other. Recreation and other costs increased $0.7 million, or 23%, to $3.8 million for the quarter ended October 31, 2007 from $3.1 million for the quarter ended October 31, 2006 due to an increase of cost of goods, salaries, and wages, associated with increase in revenue.
     Marketing. Marketing costs increased $1.1 million to $3.0 million for the quarter ended October 31, 2007 from $1.9 million for the quarter ended October 31, 2006 due to additions to sales staff, air charter advertising, and air charter operations.
     General and Administrative. Although there was a one-time charge in severance pay of $0.3 million, general and administrative expenses decreased $1.0 million, or (27%), to $2.7 million for the quarter ended October 31, 2007 from $3.7 million for the quarter ended October 31, 2006 due to purchase discounts and a reduction in license fees.
     Health Insurance. Health insurance expenses decreased $0.2 million to $0.4 million for the quarters ended October 31, 2007 from $0.6 million for the quarter ended October 31, 2006 as the number of enrolled employees has declined and enrolled employees reduced.
     Mescalero Apache 401(K). Mescalero Apache 401(K) expenses were $0.2 million for the quarter ended October 31, 2007. There was no 401(K) plan in place for the three months ended October 31, 2006.
     Mescalero Apache Telecom. Mescalero Apache Telecom expenses increased $11,000 to $50,000 for the quarter ended October 31, 2007 from $39,000 for the quarter ended October 31, 2006.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $0.6 million for the quarters ended October 31, 2007 and 2006.
     Depreciation. Depreciation decreased $0.5 million to $4.1 million for the quarter ended October 31, 2007 from $4.6 million for the quarter ended October 31, 2006 due to fully depreciated equipment.
     Income from Operations. Income from operations increased $0.2 million, or 3%, to $6.8 million for the quarter ended October 31, 2007 from $6.6 million for the quarter ended October 31, 2006.
     Other Income (Expenses). Other non-operating expenses remained flat at $6.5 million for the quarters ended October 31, 2007 and October 31, 2006. Other income (expenses) is comprised primarily of interest income and interest expense along with other income and other expenses.
Six Months Ended October 31, 2007 Compared to Six Months Ended October 31, 2006.
     Net Revenues. Net revenues increased $4.9 million to $67.7 million for the six months ended October 31, 2007 from $62.8 million for the six months ended October 31, 2006. Gaming net revenues increased $3.6 million, up 9% from the comparable prior period; food and beverage revenues increased $0.9 million, or 13%, from the comparable prior period; hotel revenues increased $0.4 million, or 5%, over a year ago. Recreation and other revenue for the 2007 period increased $0.1 million, or 1%, from October 31, 2006. Promotional Allowances increased $0.1 million for the six months ended October 31, 2007 compared to the six months ended October 31, 2006.
     Gaming. Net Gaming revenues increased $3.6 million, or 9%, to $43.3 million for the six months ended October 31, 2007 from $39.7 million for the six months ended October 31, 2006. Slot revenues increased to approximately $37.4 million for the six months ended October 31, 2007 from $33.9 million for the six months ended October 31, 2006, an increase of $3.5 million. Gross slot win per unit, per day was $149 for the six months ended October 31, 2007 compared to $140 for the six months ended October 31, 2006; the weighted average number of machines slightly declined to 1,475 for the six months ended October 31, 2007 from 1,501 for the six months ended October 31, 2006. Table games revenue decreased $0.7 million, or (12%), to $5.9 million for the six months ended October 31, 2007 from $5.2 million for the six months ended October 31, 2006. Daily Net Win per Table for the six months ended October 31, 2007 was $658 as compared to $596 for the same period a year ago, a 10% increase.
     Hotel. Hotel revenues for the six months ended October 31, 2007 increased $0.4 million to $7.9 million while the six months ending October 31, 2006 hotel revenues were $7.5 million. Occupancy rates averaged 84%, an increase of 7%, for the six months ended October 31, 2007, the average daily rate decreased to $169, for the six months ended October 31, 2007; as compared to $190 for the same period a year ago. Revenue per available room was $142 for the six months ended October 31, 2007, a 2% decrease.

     Food and Beverage. Food and beverage revenues increased $0.9 million, or 13%, to $7.9 million for the six months ended October 31, 2007 from $7.0 million for the six months ended October 31, 2006.
     Recreation and Other. Recreation and other revenues increased $0.1 million, or 1%, to $9.7 million for the six months ended October 31, 2007 compared to $9.6 million for the six months ended October 31, 2006.
     Promotional Allowances. Promotional allowances were $1.1 million for the six months ended October 31, 2007 compared to $1.0 million for the six months ended October 31, 2006, an increase of $0.1 million or 10% due to a refined marketing plan, which expends more in direct player rewards and less in broad based promotion more proportionately to their level of play and de-emphasizes broad based promotional activity which tends to concentrate returned values to a very limited numbers of patrons.
     Total Operating Expenses. Total operating expenses increased $3.0 million, or 6%, to $53.5 million for the six months ended October 31, 2007 from $50.5 million for the six months ended October 31, 2006.
     Gaming. Gaming expenses increased $0.3 million to $14.5 million for the six months ended October 31, 2007 from $14.2 million for the six months ended October 31, 2006 due to promotional allowances.
     Hotel. Hotel expenses decreased $0.1 million to $2.4 million for the six months ended October 31, 2007 from $2.5 million for the six months ended October 31, 2006 due to cost containment by management.
     Food and Beverage. Food and beverage expenses increased $0.4 million, or 5%, to $7.8 million for the six months ended October 31,2007 from $7.4 million for the six months ended October 31, 2006 due to an increase of cost of goods.
     Recreation and Other. Recreation and other costs increased $0.6 million, or 9%, to $7.5 million for the six months ended October 31, 2007 from $6.9 million for the six months ended October 31, 2006 due to an increase in cost of goods and the fuel cost increase.
     Marketing. Marketing costs increased $2.5 million to $5.2 million for the six months ended October 31, 2007 from $2.7 million for the six months ended October 31, 2006 due to additions to sales staff, air charter advertising, and air charter operations.
     General and Administrative. General and administrative expenses decreased $0.3 million, or (6%), to $5.0 million for the six months ended October 31, 2007 from $5.3 million for the six months ended October 31, 2006 due to purchase discount, forest service fee, salaries, and wages.
     Health Insurance. Health insurance expenses decreased $0.2 million to $0.9 million for the six months ended October 31, 2007 from $1.1 million for the six months ended October 31, 2006 as the number of enrolled employees decreased.
     Mescalero Apache 401(K). Mescalero Apache 401(K) expenses were $0.4 million for the six months ended October 31, 2007. There was no 401(K) plan in place for the six months ended October 31, 2006.
     Mescalero Apache Telecom. Mescalero Apache Telecom expenses remained flat at $0.1 million for the six months ended October 31, 2007 and 2006.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $1.2 million for the six months ended October 31, 2007 and 2006.
     Depreciation. Depreciation decreased $0.7 million to $8.4 million for the six months ended October 31, 2007 from $9.1 million for the six months ended October 31, 2006 due to fully depreciated assets.
     Income from Operations. Income from operations increased $1.8 million, or 15%, to $14.2 million for the six months ended October 31, 2007 from $12.4 million for the six months ended October 31, 2006.
     Other Income (Expenses). Other non-operating expenses remained flat at $13.1 million for the six months ended October 31, 2007 and October 31, 2006. Other income (expenses) is comprised primarily of interest income and interest expense along with other income and other expenses.

Liquidity and Capital Resources
     As of April 30, 2007 and October 31, 2007, we had cash and cash equivalents of $16.9 million and $19.2 million, respectively. Our principal uses of liquidity for the six month period ended October 31, 2007 were $9.4 million provided by operations, $1.0 million provided by investing activities and $6.2 million used in financing activities.
     Cash provided by operating activities was $9.4 million, a $5.3 million improvement over the previous year, as a result of improved profitability and cost containment by management.
     Cash used in investing activities for the six month period ended October 31, 2007 was $1.0 million, which consisted of $1.0 million in property, plant and equipment.
     Cash used from financing activities for the six month period ended October 31, 2007 was $6.2 million, consisting of $2.2 million from long-term debt, which consisted of $0.1 million in notes payable to the Bureau of Indian Affairs, $1.5 million to capital loans and $0.6 million short term notes, and $4.0 million distributed to the Tribe.
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
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. As of October 31, 2007, accrued interest payable on the Notes was $11.2 million. The Notes were secured until delivery of a final certificate of completion of the Resort by first priority security interests in the various reserve accounts. IMG Resort and Casino received its final certificate of completion for the construction project on August 17, 2006.
     The Notes rank senior in right of payment to all of our future indebtedness or other obligations that are, by their terms, expressly subordinated in right of payment to the notes. In addition, the Notes rank equal in right of payment to all of our existing and future senior unsecured indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the notes. Each of our wholly-owned subsidiaries is a guarantor of the Notes.
     On May 15 and November 15, 2007, IMG Resort and Casino made its $12 million coupon payments with cash from operations.
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

General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of October 31, 2007, there is approximately $1.0 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of October 31, 2007, approximately $8.8 million remains outstanding.
Credit Rating
     On Dec. 15, 2006, Standard & Poor’s Ratings Services revised its outlook on Inn of the Mountain Gods Resort and Casino to developing from negative. At the same time, Standard & Poor’s affirmed its ratings on IMG Resort and Casino, including its ‘B-’ issuer credit and senior secured debt ratings. Per Standard and Poor’s, credit measures, adjusted for non-recurring charges, have improved meaningfully with debt to EBITDA and EBITDA coverage of interest expense having improved to 6.0x and 1.4x, respectively, for the 12 months ended October 31, 2006, from 7.9x and 1.0x, respectively, for the 12 months of its fiscal year ended April 30, 2006. The outlook revision recognizes the improved operating performance, which if sustained could result in ratings upside potential. It also incorporates a history of inconsistent earnings and continued material weaknesses that were disclosed in IMG Resort and Casino’s Form 10-Q for the period ended Oct. 31, 2006.
     On August 2, 2007, Moody’s revised its outlook on Inn of the Mountain Gods Resort and Casino to stable B3 corporate family, B3 probability of default, and B3 (LGD-4, 54%) senior note ratings affirmed, in recognition of the company’s improved financial profile.
Off-Balance Sheet Arrangements
     As of October 31, 2007, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended October 31, 2007 or 2006, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of October 31, 2007, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of October 31, 2007, we held no derivative instruments.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     (a) Our Chief Executive Officer (Prinipal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this Report, have concluded that as of the date, our disclosure controls and procedures were effective.
     (b) There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     On December 5, 2007, IMG Resort and Casino entered into an Employment Agreement with Melissa S. Linton (the “Linton Employment Agreement”). Ms. Linton was appointed as the temporary Treasurer and will serve for a term of three months, unless earlier terminated as provided under the terms of the Linton Employment Agreement. Ms. Linton will earn a monthly base salary of $22,500.00. As a result of the temporary nature of her employment Ms. Linton will not have the opportunity to participate in employee benefit plans such as medical, dental and vision. Ms. Linton, age 38, holds a Bachelor of Business Administration Degree in Accountancy and a Master Degree in Business Administration and has more than 14 years experience in the fields of accounting and finance. From 2001 to 2004, Ms. Linton served as the Business Chief Financial Officer of Shamrock Food Company, a food distribution company and from 2004 to 2007 she served as both the Director of Finance and the Director of Treasury for HD Supply, formerly the construction supply division of the Home Depot, a Fortune 13 Company.

Item 6. Exhibits.

Exhibit No.	Description

3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4***	Employment Agreement and amended Exhibit A to Employment Agreement dated November 10, 2006 between the Mescalero Apache Tribe and Brian Parrish.

10.5****	Employment Agreement dated July 25, 2007 between the Mescalero Apache Tribe and Karen Braswell.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

10.7*****	Air Charter Agreement dated July 10, 2007 between the Mescalero Apache Tribe and Vision Airline, Inc.

10.8	Employment Agreement dated December 5, 2007 between IMG Resort and Casino and Melissa S. Linton.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 27, 2007.

****	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Current Report on Form 8-K filed with the SEC on September 5, 2007.

*****	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Quarterly Report on Form 10-Q filed with the SEC on September 14, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: December 14, 2007	By Name:	/s/ Brian D. Parrish Brian D. Parrish
	Its:	Chief Operating Officer (Principal Executive Officer)

Date: December 14, 2007	By Name:	/s/ Pamela Gallegos Pamela Gallegos
	Its:	Interim Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, July 15, 2003 and July 15, 2003, respectively.

3.2*	Charter of the Management Board of Inn of the Mountain Gods Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/WorthGroup, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated January 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4***	Employment Agreement and amended Exhibit A to Employment Agreement dated November 10, 2006 between the Mescalero Apache Tribe and Brian Parrish.

10.5****	Employment Agreement dated July 25, 2007 between the Mescalero Apache Tribe and Karen Braswell.

10.6**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

10.7*****	Air Charter Agreement dated July 10, 2007 between Mescalero Apache Tribe and Vision Airline, Inc.

10.8	Employment Agreement dated December 5, 2007 between IMG Resort and Casino and Melissa S. Linton.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 27, 2007.

****	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Current Report on Form 8-K filed with the SEC on September 5, 2007.

*****	Incorporated by reference to Inn of the Mountain Gods Resort and Casino’s Quarterly Report on Form 10-Q filed with the SEC on September 14, 2007.