Form 10-Q
period 2008-01-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2008-03-14
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED January 31, 2008

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of April 30,	As of January 31,
	2007	2008 (unaudited)
Current Assets
Cash and cash equivalents	$16,929,630	$9,871,340
Accounts receivable, net of allowance for doubtful accounts	539,368	424,573
Inventories	766,658	1,059,417
Prepaid expenses and other assets	594,478	927,619

Total current assets	18,830,134	12,282,949
Non-Current Assets
Property plant and equipment	298,091,568	299,193,962
Accumulated Depreciation	(87,565,430)	(99,744,981)

Property plant and equipment, net	210,526,138	199,448,981
Other Assets	112,500	100,000
Deferred financing costs	6,070,653	4,851,720

Total Assets	$235,539,425	$216,683,650

Liabilities and Equity (Deficit)
Current Liabilities
Accounts Payable	$1,461,913	$1,869,128
Accrued expenses	3,966,057	4,519,805
Accrued payroll and benefits	2,218,879	773,628
Accrued interest	11,200,000	5,200,000
Advanced deposits	438,659	79,588
Current portion of long-term debt	3,659,278	3,476,414

Total current liabilities	22,944,786	15,918,563
Non-Current Liabilities
Long-term debt, net of current portion	208,174,124	205,548,669

Total liabilities	231,118,910	221,467,232
Commitments and contingencies (note 9)
Equity (Deficit)
Contributed Capital	29,652,939	23,649,936
Accumulated deficit	(25,232,424)	(28,433,518)

Total equity (Deficit)	4,420,515	(4,783,582)

Total liabilities and equity (Deficit)	$235,539,425	$216,683,650

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	January 31, 2007	January 31, 2008	January 31, 2007	January 31, 2008
Revenues:
Gaming	$16,015,221	$16,839,587	$57,246,790	$60,135,758
Hotel	2,865,334	2,783,690	10,423,235	10,687,186
Food and Beverage	3,261,779	3,685,058	10,377,119	11,554,978
Recreation and other	7,086,737	6,101,670	16,643,556	15,786,963

Gross Revenue	29,229,071	29,410,005	94,690,700	98,164,885
Less-Promotional Allowances	608,012	476,831	1,585,198	1,535,717

Net Revenue	28,621,059	28,933,174	93,105,502	96,629,168

Operating Expenses
Gaming	6,113,440	6,105,580	20,360,359	20,562,395
Hotel expenses	1,021,451	1,013,927	3,497,811	3,399,474
Food and beverage	3,252,257	3,999,628	10,619,481	11,806,481
Recreation and other	3,143,070	3,956,607	10,056,461	11,491,474
Marketing	2,259,640	2,506,468	6,645,184	7,720,885
General and administrative	2,882,714	3,566,379	8,136,480	8,543,721
Health Insurance – Medical	617,657	591,728	1,704,953	1,534,939
401 K	99,183	214,461	99,183	656,725
Mescalero Apache Telecom	47,539	49,093	151,134	150,138
Tribal Regulatory Fees	600,000	600,000	1,800,000	1,800,000
Depreciation and amortization	4,502,354	4,087,672	13,576,720	12,472,075
Loss on disposal of assets	—	—	7,439	63,847

Total Operating Expenses	24,539,305	26,691,543	76,655,205	80,202,154

Operating Income	4,081,754	2,241,631	16,450,297	16,427,014

Other Income (Expense)
Interest Income	36,810	32,154	217,392	168,523
Interest Expense	(6,655,336)	(6,592,441)	(20,012,919)	(19,843,634)
Other Income (expense)	—	44,696	59,423	47,003

Total Other Income (expense)	(6,618,526)	(6,515,591)	(19,736,104)	(19,628,108)

Net Loss	$(2,536,772)	$(4,273,960)	$(3,285,807)	$(3,201,094)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	January 31, 2007	January 31, 2008
Cash flows from operating activities
Net loss	$(3,285,807)	$(3,201,094)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,575,980	13,669,253
Changes in assets and liabilities:
Loss on disposal of fixed assets	7,439	63,857
Accounts receivable, net of allowance	324,983	114,795
Inventories	282,474	(292,759)
Prepaid expenses	(476,167)	(333,141)
Other long-term assets	(88,353)	12,500
Accounts payable	(2,353,467)	407,215
Accrued expenses, payroll and benefits	(4,294,438)	(891,503)
Deposits and advance payments	—	(359,072)
Accrued interest payable	(6,000,000)	(6,000,000)

Net cash (used in) provided by operating activities	(307,356)	3,190,051

Cash flows from investing activities:
Purchase of property, plant and equipment	(382,018)	(1,147,600)
Construction accounts payable	(892,236)	—

Net cash used in investing activities	(1,274,254)	(1,147,600)

Cash flows from financing activities:
Restricted cash for construction payments and interest reserve	18,171,534	—
Principal payments on long-term debt, net	(3,045,060)	(3,097,738)
Distributions to Mescalero Apache Tribe	(20,979,160)	(6,003,003)

Net cash used in financing activities	(5,852,686)	(9,100,741)

Net decrease in cash and cash equivalents	(7,434,296)	(7,058,290)
Cash and cash equivalents, beginning of period	16,768,372	16,929,630

Cash and cash equivalents, end of period	$9,334,076	$9,871,340

Supplemental cash flow information:
Cash paid for interest	$24,094,305	$24,624,701

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$1,171,020	$289,420

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
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows as of the and for the three and nine month periods January 31, 2007 and 2008; and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2007.
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
Accounts Receivable
Accounts receivable consists primarily of hotel and other non-gaming receivables. IMG Resort and Casino maintains an allowance for doubtful accounts, which is based on management’s estimate of the amount expected to be uncollectible considering historical experience and the information management obtains regarding the creditworthiness of the non-gaming customer. The collectibles of these receivables could be affected by future business or economic trends.
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $6.1 million as of April 30, 2007 and $4.9 million as of January 31, 2008.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino’s senior notes, and capital leases, fair value at April 30, 2007 was $216 million and $211 million at January 31, 2008.

Contributed Capital
Contributed capital represents contributions from and distributions to the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, and (ii) forgiveness of debt from the Inn to the Tribe, and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7).
Revenues
In accordance with gaming industry practice, IMG Resort and Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $1,368,979 at April 30, 2007 and $1,267,128 at January 31, 2008.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were approximately $608,012 and $476,831 for the three months ended January 31, 2007 and January 31, 2008 and $1,585,198 and $1,535,717 for the nine months ended January 31, 2007 and January 31, 2008.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club points liability is included in accrued expenses and totaled $1,076,713 at April 30, 2007 and $1,015,414 at January 31, 2008.
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
The estimated cost of providing such complimentary allowances, including those directly recorded net of gaming revenue as they relate to the all operations, was included in casino expenses as follows:

	Quarter Ended Jan. 31,		Nine Months Ended Jan. 31
	2007	2008	2007	2008
Rooms	$150,534	$212,825	$687,332	$1,369,660
Food and beverage	94,641	236,696	435,228	922,479
Other	(16,680)	(249)	(10,277)	21,772

	$228,495	449,272	$1,112,283	$2,313,911

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended January 31, 2007 and 2008 were $2.3 million and $2.5 million, respectively. IMG Resort and Casino’s marketing cost to outside parties are expensed as incurred and for the nine months ended January 31, 2007 and 2008, were $6.6 million and $7.7 million, respectively.

Tribal Taxes
IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $600,000 and $600,000 in expenses for school taxes to the Tribe for the three month periods ended January 31, 2007 and January 31, 2008 and $1.8 million for the six month periods ended January 31, 2007 and January 31, 2008, respectively.
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
The allowance for doubtful accounts was $48,803 as of April 30, 2007 and $34,427 as of January 31, 2008.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	April 30, 2007	January 31, 2008
Food and beverage	$260,503	$203,233
Golf and pro shop	74,760	122,180
Gift shops, fuel and other	431,395	734,004

Inventories	$766,658	$1,059,417

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

	April 30, 2007	January 31, 2008
Land	$538,894	$538,894
Buildings	209,507,247	209,507,247
Lifts and Snowmaking equipment	8,421,750	8,421,750
Non-gaming equipment, furniture and other	50,659,100	51,565,419
Gaming equipment	20,864,152	20,869,500
Leasehold and land improvements, lake and golf course	8,072,925	8,072,925

Subtotal	$298,064,068	$298,975,735
Less accumulated depreciation and amortization	(87,565,430)	(99,744,981)

Property, plant and equipment, net	210,498,638	199,230,754
Construction in progress (CIP)	27,500	218,227

Net Property, plant and equipment	$210,526,138	$199,448,981

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
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2007, $10.3 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment. Long-term debt at April 30, 2007 and January 31, 2008 is summarized as follows:

	April 30, 2007	January 31, 2008
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,163,568	990,408
Capital Equipment Loans with Key Equipment. Five (5) year term, 7.65% interest	10,283,169	8,034,675
Short-Term Notes, up to 8% imputed interest	386,665	—

	211,833,402	209,025,083
Less current portion	(3,659,278)	(3,476,414)

Long-term portion	$208,174,124	$205,548,669

The maturities of long-term debt as of January 31, 2008 are as follows (in thousands):

2008 (three months)	851
2009	3,534
2010	203,817
2011	722
2012	101

$209,025

Total interest incurred for the three months ended January 31, 2007 and 2008 was $6.7 million and $6.6 million, respectively; and $20.0 million and $19.8 million for the corresponding nine month periods.
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
On August 29, 1997, the Tribe and the State of New Mexico (the “State”) entered into a Tribal-State Compact (the “1997 Compact”) to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subject the IMG Resort and Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the Compact are requirements for quarterly revenues sharing payments consisting of 16% of “net win” from video gaming and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under the Indian Gaming Regulatory Act (“IGRA”).
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
The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring revenue sharing payments to the State at the rate of 8% of “net win” pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in June 2005. In addition, pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with the first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. On June 1, 2004, the Tribe and the State entered into the 2001 Compact. On June 22, 2004, the Department of Interior approved the 2001 Compact. The IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement in August 2004. Because of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees have been reduced. The 2007 liability is cleared every three months with the quarterly payment to the State.
NOTE 7 — EMPLOYEE BENEFITS
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
The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who work for IMG Resort and Casino for at least 120 days and attain 18 years of age. IMG Resort and Casino matches employee contribution up to 4%. Qualified employees who have been employed for more than 120 days had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $214,461 for the quarter ended January 31, 2008 and $656,725 for the nine months ended January 31, 2008. The total amount of match made by IMG Resort and Casino for the quarter and nine months ended January 31, 2007 was $99,183. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum amount the IRS allows for and employee deferral for 2007 is under 50 years old, $15,500 and over 50 years old, $20,500.
NOTE 8—RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts did not exceed insurance coverage for the nine months ended January 31, 2007 and 2008.
The Tribe is self-insured for employee health, dental, and vision insurance coverage. IMG Resort and Casino participates on these plans. IMG Resort and Casino’s employees are also covered by the Tribe’s policy for life and employee assistance program services. IMG Resort and Casino remits their share of all the insurance plans’ premium to the Tribe. The total amount reimbursed to the Tribe was $847,889 and $864,234 for the three months ended January 31, 2007 and 2008, respectively. The total amount reimbursed to the Tribe was $2,450,396 and $2,509,325 for the nine months ended January 31, 2007 and 2008, respectively.
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
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the three months ended January 31, 2007 and January 31, 2008 were $31,000 and $25,800, respectively. Occupancy fee for the nine months ended January 31, 2007 and January 31, 2008 were $31,000 and $25,800, respectively.
Construction Agreement
In February 2002, the Tribe entered into a construction agreement for the development of the Travel Center and the new resort on behalf of the IMG Resort and Casino. Construction cost under the contract was approximately $149,720,000. In March 2005, the contractor issued a certificate of substantial completion and the IMG Resort and Casino started commercial operation on March 15, 2005. A final certificate of completion and acceptance has been issued following the successful completion of identified incomplete items on August 17, 2006. At January 31, 2008, there was no (zero) retainage. In addition, the original contract was amended to include approximately $3.0 million of additional (primarily HVAC) equipment and excavation work.
Employment Agreements
Effective November 10, 2006, the Management Board for IMG Resort and Casino approved an amendment to Mr. Parrish’s (Chief Operating Officer) executive employment agreement. The amended agreement extends Mr. Parrish’s employment term through September 11, 2008 and changes total compensation to $350,000 per annum.
The Management Board for the IMG Resort and Casino approved a new Executive Employment Agreement at their meeting of December 4, 2007. Employees covered by employment agreements were given the option to continue with their existing contracts or elect to be bound by the terms of the new Executive Agreement. Gene Stachowski, Marketing Director, elected to be bound by the new Executive Employment Agreement. Also, Brian D. Parrish, Chief Operating Officer, elected to be bound by the new Executive Employment Agreement.
The new Executive Employment Agreement for Mr. Parrish provides new termination terms, by removing the “cause” or “without cause” distinction. If either Mr. Parrish or IMG Resort and Casino terminate the Executive Employment Agreement, Mr. Parish will receive one month of severance for each full three months of employment under the terms of Mr. Parrish’s current and prior Executive Employment Agreements. Such severance is limited to a total of twelve months of severance payments.
Aircraft Air Charter Agreement
Effective July 10, 2007, the IMG Resort and Casino entered into an agreement with Vision Airlines, Inc. (“Vision”) to provide aircraft charter services. Vision provided an aircraft, with flight crew, to IMG for round trip transportation of IMG’s guests from Houston,

Texas to Alamogordo, New Mexico. Vision also provided a 50-seat luxury coach for round trip transportation of IMG guests from Alamogordo, New Mexico airport to the IMG Resort and Casino.
Air charter service commenced on September 5, 2007; and consisted of 104 round trip charter service round trip flights over a 26-week period. IMG Resort and Casino had an option to extend the agreement for an additional twenty-six (26) weeks under the same terms and conditions. Total price of the agreement was $1,268,000.
IMGRC introduced a scheduled, round-trip air charter program on September 5, 2007 with service from Houston’s Intercontinental Airport.  This was part of a broader marketing strategy for attracting a new customer with higher discretionary spending, particularly in gaming, to the luxury four-diamond resort during off-peak winter months.  Using a 30-seat jet aircraft, the schedule included four flights per week which landed in nearby Alamogordo, New Mexico.  Following a 1-hour, 45-minute flight, passengers would board a luxury coach and enjoy refreshments and a video presentation en route to the Inn.
Based on guest feedback, the quality of the flight and travel experience was superior.  The air charter program was fully and properly marketed and advertised in advance of commencing flight operations – a full-time resident sales representative with extensive contacts in the Houston market was also hired to provide support.  However, with the limited natural snowfall that was received at Ski Apache during the first half of the ski season, it was not possible to create sufficient demand for ski packages and other travel incentives and overcome the operational and marketing costs associated with the program.  Therefore, after 80 flights, management elected to terminate the program.
It is management’s opinion that the termination of this agreement does not adversely affect current or future financial operating results
NOTE 10—RELATED-PARTY TRANSACTIONS
The Tribe operates other entities and enterprises in various industries, including telecommunication, timber and forest products, gas and convenience store; in addition, the Tribe has a housing authority, school and nursing facility. Financial results of the Tribe and its other enterprises and entities are not included in these consolidated financial statements.
The Tribe provides certain shared services, which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $47,000 and $49,000 for the three months ended January 31, 2007 and 2008, respectively, and $151,000 and $150,000 for the nine months ended January 31, 2007 and 2008, respectively.
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
The Tribe is self-insured for employee health, dental, and vision insurance coverage. IMG Resort and Casino participates on these plans. IMG Resort and Casino’s employees are also covered by the Tribe’s policy for life and EAP services. IMG Resort and Casino remits their share of all the insurance plans’ premium to the Tribe. The total amount reimbursed to the Tribe was $847,889 and

$864,234 for the three months ended January 31, 2007 and 2008, respectively. The total amount reimbursed to the Tribe was $2,450,396 and $2,509,325 for the nine months ended January 31, 2007 and 2008, respectively.
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
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION

	$(000s)
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Three Months ended:
January 31, 2008
Net Revenue	$9,941	$6,627	$593	$8,830	$2,942	$28,933
Operating Income (Loss)	7,493	5,233	75	1,466	(12,025)	2,242
Depreciation Expense	—	—	—	—	4,088	4,088
Interest Expense	—	—	—	—	(6,592)	(6,592)
Interest Income	—	—	—	—	32	32

January 31, 2007
Net Revenue	$10,065	$6,006	$4,107	$8,616	$(173)	$28,621
Operating Income (Loss)	7,495	4,549	2,111	1,821	(11,894)	4,082
Depreciation Expense	—	—	—	—	4,502	4,502
Interest Expense	—	—	—	—	(6,655)	(6,655)
Interest Income	—	—	—	—	37	37

	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Nine Months ended:
January 31, 2008
Net Revenue	$36,479	$23,351	$626	$33,367	$2,806	$96,629
Operating Income (Loss)	28,466	18,745	(79)	8,832	(39,537)	16,427
Depreciation Expense	—	—	—	—	12,472	12,472
Interest Expense	—	—	—	—	(19,844)	(19,844)
Interest Income	—	—	—	—	169	169

January 31, 2007
Net Revenue	$35,804	$22,401	$4,110	$32,738	$(1,947)	$93,106
Operating Income (Loss)	27,437	17,863	468	9,121	(38,439)	16,450
Depreciation Expense	—	—	—	—	13,577	13,577
Interest Expense	—	—	—	—	(20,013)	(20,013)
Interest Income	—	—	—	—	217	217
NOTE 12—CONSOLIDATING INFORMATION
In connection with IMG Resort and Casino’s issuance in November 2003 of the Notes, IMG Resort and Casino’s subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (the “wholly-owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Notes. These guarantees are secured only until the completion of the Resort and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the indenture agreement for the Notes.
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
The following consolidating information is presented as of and for the three and nine months ended January 31, 2008 and 2007 (unaudited) and as of April 30, 2007.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of January 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$6,693,186	$3,178,154	$—	$9,871,340
Accounts receivable	22,530	402,043	—	424,573
Inventories	211,745	847,672	—	1,059,417
Prepaid expenses	749,227	178,392	—	927,619

Total current assets	7,676,688	4,606,261	—	12,282,949
Fixed Assets	—	299,193,962	—	299,193,962
Accumulated Depreciation	—	(99,744,981)	—	(99,744,981)

Net fixed assets	—	199,448,981	—	199,448,981
Non-Current Assets
Other Assets	—	100,000	—	100,000
Deferred financing costs	4,851,720	—	—	4,851,720
Advances to Subsidiaries	68,161,766	4,793,220	(72,954,986)	—
Investment in Subsidiaries	139,020,988	—	(139,020,988)	—

Total Assets	$219,711,162	$208,948,462	$(211,975,974)	$216,683,650

Accounts Payable and other short term liabilities	$1,869,128	$—	$—	$1,869,128
Accrued expenses	3,824,093	695,712	—	4,519,805
Accrued payroll and benefits	773,628	—	—	773,628
Accrued interest	5,200,000	—	—	5,200,000
Advanced deposits	—	79,588	—	79,588
Current portion of long-term debt	3,228,180	248,234	—	3,476,414

Total current liabilities	14,895,029	1,023,534	—	15,918,563
Non-Current Liabilities
Advances from subsidiaries	4,793,220	68,161,766	(72,954,986)	—
Long-term debt, net of current portion	204,806,495	742,174	—	205,548,669

Total liabilities	224,494,744	69,927,474	(72,954,986)	221,467,232
Contributed Capital	23,649,936	(6,012,897)	6,012,897	23,649,936
Retained earnings (accumulated deficit)	(28,433,518)	145,033,885	(145,033,885)	(28,433,518)

Total equity (deficit)	(4,783,582)	139,020,988	(139,020,988)	(4,783,582)

Total liabilities and equity	$219,711,162	$208,948,462	$(211,975,974)	$216,683,650

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended January 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$16,839,587	$—	$16,839,587
Hotel	—	2,783,690	—	2,783,690
Food and Beverage	—	3,685,058	—	3,685,058
Recreation and other	—	6,101,670	—	6,101,670

Gross Revenue	—	29,410,005	—	29,410,005
Less-Promotional Allowances	19,460	457,371	—	476,831

Net Revenue	(19,460)	28,952,634	—	28,933,174
Operating Expenses:
Gaming	—	6,105,580	—	6,105,580
Hotel expenses	—	1,013,927	—	1,013,927
Food and beverage	—	3,999,628	—	3,999,628
Recreation and other	—	3,956,607	—	3,956,607
Marketing	—	2,506,468	—	2,506,468
General and administrative	2,532,129	1,034,250	—	3,566,379
Health Insurance — Medical	—	591,728	—	591,728
401K	—	214,461	—	214,461
Mescalero Apache Telecom	—	49,093	—	49,093
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,087,672	—	4,087,672

Total Operating Expenses	2,532,129	24,159,414	—	26,691,543
Operating Income (Loss)	(2,551,589)	4,793,220	—	2,241,631
Other Income (Expense)
Interest Income	32,154	—	—	32,154
Interest Expense	(6,592,441)	—	—	(6,592,441)
Income from subsidiaries	4,793,220	—	(4,793,220)	—
Other income (expense)	44,696	—	—	44,696

Total Other Income (expense)	(1,722,371)	—	(4,793,220)	(6,515,591)

Net Income (Loss)	$(4,273,960)	$4,793,220	$(4,793,220)	$(4,273,960)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended January 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$60,135,758	$—	$60,135,758
Hotel	—	10,687,186	—	10,687,186
Food and Beverage	—	11,554,978	—	11,554,978
Recreation and other	—	15,786,963	—	15,786,963

Gross Revenue	—	98,164,885	—	98,164,885
Less-Promotional Allowances	19,460	1,516,257	—	1,535,717

Net Revenue	(19,460)	96,648,628	—	96,629,168
Operating Expenses:
Gaming	—	20,562,395	—	20,562,395
Hotel expenses	—	3,399,474	—	3,399,474
Food and beverage	—	11,806,481	—	11,806,481
Recreation and other	—	11,491,474	—	11,491,474
Marketing	—	7,720,885	—	7,720,885
General and administrative	5,970,302	2,573,419	—	8,543,721
Health Insurance — Medical	—	1,534,939	—	1,534,939
401K	—	656,725	—	656,725
Mescalero Apache Telecom	—	150,138	—	150,138
Tribal Regulatory Fees	—	1,800,000	—	1,800,000
Depreciation and amortization	—	12,472,075	—	12,472,075
Loss on disposal of fixed assets	—	63,847	—	63,847

Total Operating Expenses	5,970,302	74,231,852	—	80,202,154
Operating Income (Loss)	(5,989,762)	22,416,776	—	16,427,014
Other Income (Expense)
Interest Income	168,523	—	—	168,523
Interest Expense	(19,843,634)	—	—	(19,843,634)
Income from subsidiaries	22,416,776	—	(22,416,776)	—
Other income (expense)	47,003	—	—	47,003

Total Other Income (expense)	2,788,668	—	(22,416,776)	(19,628,108)

Net Income (Loss)	$(3,201,094)	$22,416,776	$(22,416,776)	$(3,201,094)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended January 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,201,094)	$22,416,776	$(22,416,776)	$(3,201,094)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,218,933	12,450,320	—	13,669,253
Loss on disposal of fixed assets	—	63,857	—	63,857
Changes in assets and liabilities:
Accounts receivable, net of allowance	(22,530)	137,325	—	114,795
Inventories	(69,557)	(223,202)	—	(292,759)
Prepaid expenses	(154,749)	(178,392)	—	(333,141)
Other long term assets	50,000	(37,500)	—	12,500
Accounts payable	407,215	—	—	407,215
Accrued expenses, payroll and benefits	(877,505)	(13,998)	—	(891,503)
Deposits and advanced payments	—	(359,072)	—	(359,072)
Interest payable	(6,000,000)	—	—	(6,000,000)

Net cash provided by (used in) operating activities	(8,649,287)	34,256,114	(22,416,776)	3,190,051

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(1,147,600)	—	(1,147,600)
Investment in subsidiaries	(22,416,776)	—	22,416,776	—

Net cash used by investing activities	(22,416,776)	(1,147,600)	22,416,776	(1,147,600)

Cash flows from financing activities:
Advances to (from) affiliates	33,878,119	(33,878,119)	—	—
Principal payments on long-term debt, net	(2,924,578)	(173,160)	—	(3,097,738)
Distributions to Mescalero Apache Tribe	(6,003,003)	—	—	(6,003,003)

Net cash provided by (used in) financing activities	24,950,538	(34,051,279)	—	(9,100,741)

Net decrease in cash and cash equivalents	(6,115,525)	(942,765)	—	(7,058,290)
Cash and cash equivalents, beginning of period	12,808,711	4,120,919	—	16,929,630

Cash and cash equivalents, end of period	$6,693,186	$3,178,154	$—	$9,871,340

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$12,808,711	$4,120,919	$—	$16,929,630
Accounts receivable, net	—	539,368	—	539,368
Inventories	142,188	624,470	—	766,658
Prepaid expenses	594,478	—	—	594,478

Total current assets	13,545,377	5,284,757	—	18,830,134
Fixed Assets	—	298,091,568	—	298,091,568
Accumulated depreciation	—	(87,565,430)	—	(87,565,430)

Net fixed assets	—	210,526,138	—	210,526,138
Non-Current Assets
Other Assets	50,000	62,500	—	112,500
Deferred financing costs	6,070,653	—	—	6,070,653
Advances to Subsidiaries	125,272,243	28,314,998	(153,587,241)	—
Investment in Subsidiaries	116,604,213	—	(116,604,213)	—

Total Assets	$261,542,486	$244,188,393	$(270,191,454)	$235,539,425

Accounts Payable and other short term liabilities	$1,461,913	$—	$—	$1,461,913
Accrued expenses, including payroll and benefits	5,475,226	709,710	—	6,184,936
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	438,659	—	438,659
Current portion of long-term debt	3,426,322	232,956	—	3,659,278

Total current liabilities	21,563,461	1,381,325		22,944,786
Non-Current Liabilities
Advances from subsidiaries	28,314,998	125,272,243	(153,587,241)	—
Long-term debt, net of current portion	207,243,512	930,612	—	208,174,124

Total liabilities	257,121,971	127,584,180	(153,587,241)	231,118,910
Contributed Capital	29,652,939	(6,012,897)	6,012,897	29,652,939
Retained earnings (accumulated deficit)	(25,232,424)	122,617,110	(122,617,110)	(25,232,424)

Total equity	4,420,515	116,604,213	(116,604,213)	4,420,515

Total liabilities and equity	$261,542,486	$244,188,393	$(270,191,454)	$235,539,425

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended January 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$16,015,221	$—	$16,015,221
Hotel	—	2,865,334	—	2,865,334
Food and Beverage	—	3,261,779	—	3,261,779
Recreation and other	—	7,086,737	—	7,086,737

Gross Revenue	—	29,229,071	—	29,229,071

Less -Promotional Allowances	355	607,657	—	608,012

Net Revenue	(355)	28,621,414	—	28,621,059

Operating Expenses:
Gaming	—	6,113,440	—	6,113,440
Hotel expenses	—	1,021,451	—	1,021,451
Food and beverage	—	3,252,257	—	3,252,257
Recreation and other	—	3,143,070	—	3,143,070
Marketing	—	2,259,640	—	2,259,640
General and administrative	2,046,726	835,988	—	2,882,714
Health Insurance — Medical	—	617,657	—	617,657
401(K)	—	99,183		99,183
Mescalero Apache Telecom	—	47,539	—	47,539
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,502,354	—	4,502,354

Total Operating Expenses	2,046,726	22,492,579	—	24,539,305

Operating Income (Loss)	(2,047,081)	6,128,835	—	4,081,754

Other Income (Expense)
Interest Income	36,810	—	—	36,810
Interest Expense	(6,655,336)	—	—	(6,655,336)
Income from subsidiaries	6,128,835	—	(6,128,836)	—

Total Other Income (expense)	(489,691)	—	(6,128,836)	(6,618,526)

Net Income (Loss)	$(2,536,772)	$6,128,835	$(6,128,836)	$(2,536,772)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended January 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$57,246,790	$—	$57,246,790
Hotel	—	10,423,235	—	10,423,235
Food and Beverage	—	10,377,119	—	10,377,119
Recreation and other	—	16,643,556	—	16,643,556

Gross Revenue	—	94,690,700	—	94,690,700

Less -Promotional Allowances	398	1,584,800	—	1,585,198

Net Revenue	(398)	93,105,900	—	93,105,502

Operating Expenses:
Gaming	—	20,360,359	—	20,360,359
Hotel expenses	—	3,497,811	—	3,497,811
Food and beverage	—	10,619,481	—	10,619,481
Recreation and other	—	10,056,461	—	10,056,461
Marketing	—	6,645,184	—	6,645,184
General and administrative	5,219,885	2,916,595	—	8,136,480
Health Insurance — Medical	—	1,704,953	—	1,704,953
401(K)	—	99,183	—	99,183
Mescalero Apache Telecom	—	151,134	—	151,134
Tribal Regulatory Fees	—	1,800,000	—	1,800,000
Depreciation and amortization	—	13,576,720	—	13,576,720
Loss on disposal of fixed assets	—	7,439	—	7,439

Total Operating Expenses	5,219,885	71,435,320	—	76,655,205

Operating Income (Loss)	(5,220,283)	21,670,580	—	16,450,297

Other Income (Expense)
Interest Income	217,392	—	—	217,392
Interest Expense	(20,012,919)	—	—	(20,012,919)
Income from subsidiaries	21,670,580	—	(21,670,580)	—
Other income (expense)	59,423	—	—	59,423

Total Other Income (expense)	1,934,476	—	(21,670,580)	(19,736,104)

Net Income (Loss)	$(3,285,807)	$21,670,580	$(21,670,580)	$(3,285,807)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended January 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,285,807)	$21,670,580	$(21,670,580)	$(3,285,807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,350,352	14,225,628	—	15,575,980
Loss on disposal of fixed assets	—	7,439	—	7,439
Changes in assets and liabilities:
Accounts receivable, net of allowance	3,450	321,533	—	324,983
Inventories	194,495	87,979	—	282,474
Prepaid expenses	(509,376)	33,209	—	(476,167)
Other long term assets	—	(88,353)	—	(88,353)
Accounts payable	(2,353,467)	—	—	(2,353,467)
Accrued expenses	(5,640,148)	1,345,710	—	(4,294,438)
Interest payable	(6,000,000)	—	—	(6,000,000)

Net cash provided by (used in) operating activities	(16,240,501)	37,603,725	(21,670,580)	(307,356)

Cash flows from investing activities:
Construction Payable	(892,236)	—	—	(892,236)
Purchase of property, plant and equipment	(234,696)	(147,322)	—	(382,018)
Investment in subsidiaries	(21,670,580)	—	21,670,580	—

Net cash used by investing activities	(22,797,512)	(147,322)	21,670,580	(1,274,254)

Cash flows from financing activities:
Cash held from construction payments	18,171,534	—	—	18,171,534
Advances to (from) affiliates	38,211,159	(38,211,159)	—	—
Principal borrowings (payments) on debt	(1,638,131)	(1,460,929)	—	(3,045,060)
Distributions to Mescalero Apache Tribe	(20,979,160)	—	—	(20,979,160)

Net cash provided by (used in) financing activities	33,765,402	(39,618,088)	—	(5,852,686)

Net decrease in cash and cash equivalents	(5,272,611)	(2,161,685)	—	(7,434,296)

Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$5,838,618	$3,495,458	$—	$9,334,076

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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of January 31, 2008, we had 55,000-square feet of combined gaming space featuring 1,475 slot machines and 42 table games between our facilities at the Inn of the Mountain Gods Resort and Casino, opened in March 2005, and Casino Apache Travel Center (the “Travel Center ”), opened in May 2003.
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
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $4.9 million as of January 31, 2008.
Results of Operations
Quarter Ended January 31, 2008 Compared to Quarter Ended January 31, 2007.
     Net Revenues. Net revenues increased $0.3 million, or 1%, to $28.9 million for the quarter ended January 31, 2008 from $28.6 million for the quarter ended January 31, 2007. Gaming net revenues increased $0.8 million, from the comparable prior period; food and beverage revenues increased $0.4 million, or 12%, from the comparable prior period; hotel revenues decreased $0.1 million, or (3%), over a year ago. Recreation and other revenue for the 2008 period decreased $1.0 million, or (14%), from January 31, 2007. Promotional Allowances decreased $0.1 million, or (16%), for the quarter ended January 31, 2008 compared to the quarter ended January 31, 2007 as part of a refined marketing strategy to award gaming patrons.
     Gaming. Net Gaming revenues increased $0.8 million, to $16.8 million for the quarter ended January 31, 2008 from $16.0 million for the quarter ended January 31, 2007. Slot revenues increased to $15.6 million for the quarter ended January 31, 2008 from $15.0 million for the quarter ended January 31, 2007. Gross slot win per unit, per day was $117 for the quarter ended January 31, 2008 compared to $108 for the quarter ended January 31, 2007; the weighted average number of machines slightly decreased to 1,450 for the quarter ended January 31, 2008 from 1,498 for the quarter ended January 31, 2007. Table games revenue remained flat at $2.4 million for the quarter ended January 31, 2008 and the quarter ended January 31, 2007. Daily Net Win per Table for the quarter ended January 31, 2008 was $522 as compared to $476 for the same period a year ago.
     Hotel. Hotel revenues for the quarter ended January 31, 2008 decreased $0.1 million to $2.8 million while the quarter ending January 31, 2007 hotel revenues were $2.9 million. Occupancy rates averaged 61%, for the quarter ended January 31, 2008; as compared to 65% for the same period a year ago. The average daily rate increased to $177, for the quarter ended January 31, 2008; as compared to $166 for the same period a year ago. Revenue per available room was $109 for the quarter ended January 31, 2008.
     Food and Beverage. Food and beverage revenues increased $0.4 million, or 12%, to $3.7 million for the quarter ended January 31, 2008 from $3.3 million for the quarter ended January 31, 2007 due to an increase in covers.
     Recreation and Other. Recreation and other revenues decreased $1.0 million, or (14%), to $6.1 million for the quarter ended January 31, 2008 compared to $7.1 million for the quarter ended January 31, 2007 due a decrease in natural snowfall; resulting in decreased skier visits as well as lower ticket prices.
     Promotional Allowances. Promotional allowances were $0.5 million for the quarter ended January 31, 2008 compared to $0.6 million for the quarter ended January 31, 2007, a decrease of $0.1 million or (17%) due to a refined marketing plan which extends more in direct player rewards and less in broad based promotion more proportionately to their level of play and de-emphasizes broad based promotional activity, which tends to concentrate returned values to a very limited numbers of patrons.
     Total Operating Expenses. Total operating expenses increased $2.2 million, or 9%, to $26.7 million for the quarter ended January 31, 2008 compared to $24.5 million for the quarter ended January 31, 2007 due to increased cost associated with Sarbanes-Oxley compliance, COGS, salaries and wages and utilities.
     Gaming. Gaming expenses remained flat at $6.1 million for the quarters ended January 31, 2008 and January 31, 2007.
     Hotel. Hotel expenses remained flat at $1.0 million for the quarters ended January 31, 2008 and January 31, 2007.
     Food and Beverage. Food and beverage expenses increased $0.7 million to $4.0 million for the quarter ended January 31, 2008 from $3.3 million for the quarter end January 31, 2007 due to an increase in cost of goods, wages, and benefits, associated with increased revenue.

     Recreation and Other. Recreation and other costs increased $0.9 million, or 29%, to $4.0 million for the quarter ended January 31, 2008 from $3.1 million for the quarter ended January 31, 2007 due to do salaries, and wages, pairs and maintenance and COGS primarily associated an increase with the price of fuel.
     Marketing. Marketing costs increased $0.2 million to $2.5 million for the quarter ended January 31, 2008 from $2.3 million for the quarter ended January 31, 2007 due to additions to sales staff, air charter advertising, and air charter operations.
     General and Administrative. General and administrative expenses increased $0.7 million, or 24%, to $3.6 million for the quarter ended January 31, 2008 from $2.9 million for the quarter ended January 31, 2007 due to increase costs associated with Sarbanes-Oxley compliance.
     Health Insurance. Health insurance remained flat at $0.6 million for the quarters ended January 31, 2008 and January 31, 2007.
     Mescalero Apache 401(K). Mescalero Apache 401(K) expenses increased $0.1 million, to $0.2 million for the quarter ended January 31, 2008 from $0.1 million for the quarter ended January 31, 2007 because the 401(K) plan began on January 1, 2007. The quarter ended January 31, 2007 contains 31 days of the 401K plan, as compared to the quarter ended January 31, 2008 which included 92 days.
     Mescalero Apache Telecom. Mescalero Apache Telecom expenses remain flat at $50,000 for the quarters ended January 31, 2008 and January 31, 2007.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $0.6 million for the quarters ended January 31, 2008 and 2007.
     Depreciation. Depreciation decreased $0.4 million to $4.1 million for the quarter ended January 31, 2008 from $4.5 million for the quarter ended January 31, 2007 due to fully depreciated equipment.
     Income from Operations. Income from operations decreased $1.9 million, or (46%), to $2.2 million for the quarter ended January 31, 2008 from $4.1 million for the quarter ended January 31, 2007.
     Other Income (Expenses). Other non-operating expenses decreased $0.1 million, or (2%) to $6.5 million for the quarter ended January 31, 2008 and from $6.6 million for the quarter ended January 31, 2007. Other income (expenses) is comprised primarily of interest income and interest expense along with other income and other expenses.
Nine Months Ended January 31, 2008 Compared to Nine Months Ended January 31, 2007.
     Net Revenues. Net revenues increased $3.5 million to $96.6 million for the nine months ended January 31, 2008 from $93.1 million for the nine months ended January 31, 2007. Gaming net revenues increased $2.9 million, up 5% from the comparable prior period; food and beverage revenues increased $1.2 million, or 12%, from the comparable prior period; hotel revenues increased $0.3 million, or 3%, over a year ago. Recreation and other revenue for the 2008 period decreased $0.8 million, or (5%), from January 31, 2007. Promotional Allowances decreased $0.1 million for the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007.
     Gaming. Net Gaming revenues increased $2.9 million, or 5%, to $60.1 million for the nine months ended January 31, 2008 from $57.2 million for the nine months ended January 31, 2007. Slot revenues increased to approximately $56.2 million for the nine months ended January 31, 2008 from $53.5 million for the nine months ended January 31, 2007, an increase of $2.7 million. Gross slot win per unit, per day was $139 for the nine months ended January 31, 2008 compared to $129 for the nine months ended January 31, 2007; the weighted average number of machines slightly declined to 1,466 for the nine months ended January 31, 2008 from 1,500 for the nine months ended January 31, 2007. Table games revenue increased $0.1 million, or (1%), to $8.3 million for the nine months ended January 31, 2008 from $8.2 million for the nine months ended January 31, 2007. Daily Net Win per Table for the nine months ended January 31, 2008 was $613 as compared to $566 for the same period a year ago, an 8% increase.
     Hotel. Hotel revenues for the nine months ended January 31, 2008 increased $0.3 million to $10.7 million while the nine months ending January 31, 2007 hotel revenues were $10.4 million. Occupancy rates averaged 76%, an increase of 4%, for the nine months ended January 31, 2008, the average daily rate decreased to $172, for the nine months ended January 31, 2008; as compared to $182 for the same period a year ago. Revenue per available room was $109 for the nine months ended January 31, 2008, a 1% increase.

     Food and Beverage. Food and beverage revenues increased $1.2 million, or 12%, to $11.6 million for the nine months ended January 31, 2008 from $10.4 million for the nine months ended January 31, 2007 due to an increase in covers.
     Recreation and Other. Recreation and other revenues decreased $0.8 million, or (5%), to $15.8 million for the nine months ended January 31, 2008 compared to $16.6 million for the nine months ended January 31, 2007, due to a decrease in natural snowfall resulting in lower ticket prices and decreased skier visits.
     Promotional Allowances. Promotional allowances were $1.5 million for the nine months ended January 31, 2008 compared to $1.6 million for the nine months ended January 31, 2007, a decreased of $0.1 million or (6%) due to a refined marketing plan, which expends more in direct player rewards and less in broad based promotion more proportionately to their level of play and de-emphasizes broad based promotional activity which tends to concentrate returned values to a very limited numbers of patrons.
     Total Operating Expenses. Total operating expenses increased $3.5 million, or 5%, to $80.2 million for the nine months ended January 31, 2008 from $76.7 million for the nine months ended January 31, 2007 due to increased cost associated with Sarbanes-Oxley compliance of $0.6 million, COGS of $1.7 million, salaries and wages of $0.8 million and utilities $0.4 million.
     Gaming. Gaming expenses increased $0.2 million to $20.6 million for the nine months ended January 31, 2008 from $20.4 million for the nine months ended January 31, 2007 due to an increase in utilities expense associated with departmentalizing expenses.
     Hotel. Hotel expenses decreased $0.1 million to $3.4 million for the nine months ended January 31, 2008 from $3.5 million for the nine months ended January 31, 2007 due to cost containment by management such as labor control and supplies expense.
     Food and Beverage. Food and beverage expenses increased $1.2 million, or 11%, to $11.8 million for the nine months ended January 31, 2008 from $10.6 million for the nine months ended January 31, 2007 due to an increase of cost of goods, salaries and wages associated with an increase in revenue.
     Recreation and Other. Recreation and other costs increased $1.4 million, or 14%, to $11.5 million for the nine months ended January 31, 2008 from $10.1 million for the nine months ended January 31, 2007 due to an increase in cost of goods associated with the rising cost of fuel.
     Marketing. Marketing costs increased $1.1 million to $7.7 million for the nine months ended January 31, 2008 from $6.6 million for the nine months ended January 31, 2007 due to additions to sales staff, air charter advertising, and air charter operations.
     General and Administrative. General and administrative expenses increased $0.4 million, or 5%, to $8.5 million for the nine months ended January 31, 2008 from $8.1 million for the nine months ended January 31, 2007 due to an increase in costs associated with Sarbanes-Oxley compliance.
     Health Insurance. Health insurance expenses decreased $0.2 million to $1.5 million for the nine months ended January 31, 2008 from $1.7 million for the nine months ended January 31, 2007 as the number of enrolled employees decreased.
     Mescalero Apache 401(K). Mescalero Apache 401(K) expenses increased $0.5 million to $0.6 million for the nine months ended January 31, 2008 from $0.1 million for the nine months ended January 31, 2007. The 401(K) began on January 1, 2007.
     Mescalero Apache Telecom. Mescalero Apache Telecom expenses remained flat at $0.2 million for the nine months ended January 31, 2008 and 2007.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $1.8 million for the nine months ended January 31, 2008 and 2007.
     Depreciation. Depreciation decreased $1.1 million to $12.5 million for the nine months ended January 31, 2008 from $13.6 million for the nine months ended January 31, 2007 due to fully depreciated assets.
     Income from Operations. Income from operations decreased $0.1 million, or (1%), to $16.4 million for the nine months ended January 31, 2008 from $16.5 million for the nine months ended January 31, 2007.

     Other Income (Expenses). Other non-operating expenses decreased $0.1 million to $19.6 million for the nine months ended January 31, 2008 and from $19.7 million for nine months ended January 31, 2007. Other income (expenses) is comprised primarily of interest income and interest expense along with other income and other expenses.
Liquidity and Capital Resources
     As of April 30, 2007 and January 31, 2008, we had cash and cash equivalents of $16.9 million and $9.9 million, respectively. Our principal uses of liquidity for the nine month period ended January 31, 2008 were $3.2 million provided by operations, $1.1 million used in investing activities and $9.1 million used in financing activities.
     Cash provided by operating activities was $3.2 million, a $3.5 million improvement over the previous year, as a result of improved management of payables.
     Cash used in investing activities for the nine month period ended January 31, 2008 was $1.1 million, which consisted of $1.1 million in purchase of property, plant and equipment.
     Cash used from financing activities for the nine month period ended January 31, 2008 was $9.1 million, consisting of $3.1 million from long-term debt, which consisted of $0.2 million in notes payable to Bureau of Indian Affairs, $2.2 million to capital loans and $0.7 million short term notes and $6.0 million distributed to the Tribe.
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
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. As of January 31, 2008, accrued interest payable on the Notes was $24.6 million. The Notes were secured until delivery of a final certificate of completion of the Resort by first priority security interests in the various reserve accounts. IMG Resort and Casino received its final certificate of completion for the construction project on August 17, 2006.
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
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of January 31, 2008, there is approximately $1.0 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of January 31, 2008, approximately $8.0 million remains outstanding.
Credit Rating
     On Dec. 15, 2006, Standard & Poor’s Ratings Services revised its outlook on Inn of the Mountain Gods Resort and Casino to developing from negative. At the same time, Standard & Poor’s affirmed its ratings on IMG Resort and Casino, including its ‘B-’ issuer credit and senior secured debt ratings. Per Standard and Poor’s, credit measures, adjusted for non-recurring charges, have improved meaningfully with debt to EBITDA and EBITDA coverage of interest expense having improved to 6.0x and 1.4x, respectively, for the 12 months ended October 31, 2006, from 7.9x and 1.0x, respectively, for the 12 months of its fiscal year ended April 30, 2006. The outlook revision recognizes the improved operating performance, which if sustained could result in ratings upside potential. It also incorporates a history of inconsistent earnings and continued material weaknesses that were disclosed in IMG Resort and Casino’s Form 10Q for the period ended Oct. 31, 2006.
     On August 2, 2007, Moody’s revised its outlook on Inn of the Mountain Gods Resort and Casino to stable B3 corporate family, B3 probability of default, and B3 (LGD-4, 54%) senior note ratings affirmed, in recognition of the company’s improved financial profile.
Off-Balance Sheet Arrangements
     As of January 31, 2008, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended January 31, 2008 or 2007, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of January 31, 2008, we had no variable rate debt outstanding.

     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of January 31, 2008, we held no derivative instruments.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     (a)Our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer(Principal Financial Officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this Report, have concluded that as of the date, our disclosure controls and procedures were effective.
     (b)There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
The Management Board for the IMG Resort and Casino approved a new Executive Employment Agreement at their meeting of December 4, 2007. Employees covered by employment agreements were given the option to continue with their existing contracts or elect to be bound by the terms of the new Executive Agreement. Gene Stachowski, Marketing Director, elected to be bound by the new Executive Employment Agreement. Also, Brian D. Parrish, Chief Operating Officer, elected to be bound by the new Executive Employment Agreement.
The new Executive Employment Agreement for Mr. Parrish provides new termination terms, by removing the “cause” or “without cause” distinction. If either Mr. Parrish or IMG Resort and Casino terminate the Executive Employment Agreement, Mr. Parish will receive one month of severance for each full three months of employment under the terms of Mr. Parrish’s current and prior Executive Employment Agreements. Such severance is limited to a total of twelve months of severance payments. A copy of Mr. Parish’s Executive Employment Agreement is attached as Exhibit 10.1.

IMGRC introduced a scheduled, round-trip air charter program on September 5, 2007 with service from Houston’s Intercontinental Airport.  This was part of a broader marketing strategy for attracting a new customer with higher discretionary spending, particularly in gaming, to the luxury four-diamond resort during off-peak winter months.  Using a 30-seat jet aircraft, the schedule included four flights per week which landed in nearby Alamogordo, New Mexico.  Following a 1-hour, 45-minute flight, passengers would board a luxury coach and enjoy refreshments and a video presentation en route to the Inn.
Based on guest feedback, the quality of the flight and travel experience was superior.  The air charter program was fully and properly marketed and advertised in advance of commencing flight operations – a full-time resident sales representative with extensive contacts in the Houston market was also hired to provide support.  However, with the limited natural snowfall that was received at Ski Apache during the first half of the ski season, it was not possible to create sufficient demand for ski packages and other travel incentives and overcome the operational and marketing costs associated with the program.  Therefore, after 80 flights, management elected to terminate the program.
It is management’s opinion that the termination of this agreement does not adversely affect current or future financial operating results
Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement dated December 20, 2007 between IMG Resort and Casino and Brian Parish.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: March 14, 2008	By	/s/ Brian D. Parrish

	Name:	Brian D. Parrish
	Its:	Chief Operating Officer (Principal Executive Officer)

Date: March 14, 2008	By	/s/ Pamela Gallegos

	Name:	Pamela Gallegos
	Its:	Interim Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement dated December 20, 2007 between IMG Resort and Casino and Brian Parish.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.