Form 10-K
period 2008-04-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2008-07-24
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-113140
INN OF THE MOUNTAIN GODS RESORT AND CASINO
(Exact Name of Registrant as Specified in Its Charter)

Not Applicable	75-3158926
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

287 Carrizo Canyon Road
Mescalero, New Mexico	88340
(Address of Principal Executive Offices)	(Zip Code)
(505) 464-7000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Act:
(Title of Class)
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

References in this Annual Report on Form 10-K (this “Form 10-K” or this “Report”) to (a) the “Tribe” refers to the Mescalero Apache Tribe, a federally recognized Indian tribe, (b) “IMG Resort and Casino” refers to Inn of the Mountain Gods Resort and Casino, a business enterprise of the Tribe, (c) “Casino Apache” refers to Casino Apache, a business enterprise of the Tribe, (d) the “Inn” refers to Inn of the Mountain Gods, a business enterprise of the Tribe, (e) the “Travel Center” refers to Casino Apache Travel Center, a business enterprise of the Tribe and (f) “Ski Apache” refers to Ski Apache, a business enterprise of the Tribe. Each of Casino Apache, the Inn, the Travel Center and Ski Apache is a wholly-owned subsidiary of IMG Resort and Casino. References in this Form 10-K to “we,” “our,” “Resort,” “Company,” “IMGRC” and “us” refer to IMG Resort and Casino.
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

Item 1. Business
Overview
IMG Resort and Casino
     IMG Resort and Casino, established on April 2, 2003, is a wholly owned enterprise of the Tribe with the exclusive power to conduct and regulate gaming activities on the Tribe’s reservation. We operate New Mexico’s only all-season gaming destination resort on the Tribe’s 725 square mile reservation in south-central New Mexico. We are located in the forests of the Sacramento Mountains and our operations include: a full- service casino, the Travel Center, offering 17,000 square feet of gaming space including 483 slot machines and 10 table games as of April 30, 2008; and a resort hotel and casino on the banks of Lake Mescalero offering 38,000 square feet of gaming space including 981 slot machines and 35 table games as of April 30, 2008; the second largest ski resort in New Mexico; a championship golf course; big-game hunting and various other outdoor recreational activities. We are located approximately 120 miles north of El Paso, Texas and the Mexican border, approximately 200 miles south of Albuquerque, New Mexico and approximately 10 miles west of the resort town of Ruidoso. Ruidoso and its surrounding area offers tourists a variety of year-round activities, including skiing, golfing, hunting, boating, fishing, camping, swimming, horseback riding and cultural events. The neighboring town of Ruidoso Downs features the Ruidoso Downs Race Track and Casino, offering quarter horse and thoroughbred racing throughout the summer months and is home of the world’s richest quarter horse race, the All-American Futurity. White Sands National Monument, which attracts in excess of 500,000 visitors a year, is located approximately 60 miles away from our properties.
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
Gaming
     We currently operate two gaming facilities, the Travel Center and IMG Resort and Casino. The Travel Center, opened on May 21, 2003, is located directly on U.S. Highway 70 and is highly visible to drivers in both directions. As of April 30, 2008, the Travel Center featured 17,000 square feet of gaming space, 483 slot machines and 10 table games, including blackjack and roulette. IMG Resort and Casino opened on March 15, 2005 and is located two miles off of U.S. Highway 70, adjacent to the site of our old casino, Casino Apache. As of April 30, 2008, IMG Resort and Casino featured 38,000 square feet of gaming space, 981 slot machines and 35 table games, including craps, blackjack, roulette, three-card poker and “Let it Ride;” a 250-seat buffet restaurant; a gift shop and approximately 2,200 customer parking spaces.
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
     The Tribe opened the new and expanded Inn of the Mountain Gods Resort & Casino in March 2005 and was able to build on the 30-year reputation of quality already established by the original facility. The new Inn has received the prestigious four diamond award from AAA in each of its first two years of operations and has been recognized for excellence in convention & meetings facilities, as well as golf. A luxury hotel featuring 273-guest rooms, 40,000 sq. ft. of flexible meeting space, compliment a 38,000 sq ft casino which offers class III “Las Vegas-style gaming.”
Skiing
     We have owned and operated Ski Apache since 1964. Ski Apache has 750-acres of ski area and is the second largest snow ski area (based upon acres of ski area) in the State of New Mexico. Our ski resort is located on U.S. Forest and Tribal land on the 12,003-foot Sierra Blanca Mountain, on the southern tip of the Rocky Mountains, approximately 20 miles from the site of the Resort. The number of annual skier visits ranges from 160,000 to 220,000 in a typical year with average snowfall. At April 30, 2008, Ski Apache featured:
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
Business Strategy
For the past fiscal year, IMGRC’s management focused on cost-control, internal controls and guest service across each of the Tribe’s hospitality enterprises. Management developed a comprehensive action plan to address each of these areas. That plan was implemented to position the Company appropriately to react to national economic conditions that affected IMGRC throughout the year; as well as adverse weather related events that the region experienced in the second half of the fiscal year. Management also continued to execute a proven business strategy that combined consistency in the delivery of quality in all products and services as well as the cross marketing of all the enterprises amenities. IMGRC also continued to benefit from refinement in the current corporate structure that reduces costs and improves efficiencies through centralized management in the areas of administration, accounting and finance, human resources, engineering and maintenance.
•	The Inn of the Mountain Gods Resort & Casino — The Resort continues to be marketed and branded as the best all-season resort destination in the Southwest. The combination of premium quality facilities that are situated in the naturally beautiful mountains of Mescalero, distinguish the Inn from its competition within the region. To further refine the Inn’s brand, consistency in the delivery of quality in all services and amenities has been essential to attracting new guests as well as retaining existing ones. The Resort has used cross marketing opportunities with the enterprise’s other amenities to continue to increase hotel occupancy and attract new customers. The Resort continued to refine its reputation as a quality resort destination. From an operational perspective, containing costs and creating greater efficiencies in operations also contributed to the improvements in quality.

•	Casino Apache Travel Center — Casino Apache has developed a very strong local’s customer base which fuels a year-round revenue stream. Additionally, because the facility is located right on Highway 70, revenues are further boosted by more than 8,000 vehicles passing by each day. Mid-week food and gaming promotions are also offered and showcased on the electronic reader board — the grill-type restaurant features larger portion sizes of high-quality at very reasonable prices. A wide variety of slots is offered with a concentration in the lower denominations. In addition, management opened a dollar slot area to expand the gaming floor and removed all wide area participation games from the floor to reduce costs. The table games limits continue to offer lower limits to extend playtime for the guest.

•	Ski Apache — In the prior year (2006-07 ski season), Ski Apache experienced the highest cash flow and operating margin ever generated by Ski Apache. Although the management team has implemented several programs over the course of the last two years improving the operational efficiency of Ski Apache, results for the 2007 — 2008 ski season were adversely affected by the lack of natural snowfall. Skier visits were substantially down as compared to its 5-year average and the intermittent natural snowfall resulted in the operation substantially discounting lift ticket prices throughout the ski season. As a result, of the combination of reduced skier visits and lower ticket prices, Ski Apache experienced a significant revenue decrease during this fiscal year. The management team continues to concentrate on service, maintenance and improved labor utilization to refine operational processes. The cross marketing of Ski Apache with casino operations has to date yielded marginal results but the cross-marketing has worked well with promoting hotel occupancy, restaurant covers, concert ticket sales and other non-gaming recreational activities.

•	Championship Golf — The Ted Robinson-designed championship golf course serves as a critical amenity for the Inn of the Mountain Gods Resort. The golf course was originally opened in 1975 and has developed a reputation for providing a high-quality golf experience in a uniquely beautiful mountain setting. The golf course brand has also been enhanced by serving as the host location for the top two professional tournaments held in the State of New Mexico for the past four years. The Hotel Sales department has also been very successful using the golf course as a cross-marketing tool to attract the conventions and meetings industry.

•	Big Game Hunting — Mescalero Big Game Hunts has been nationally-recognized as one of the top bull elk operations in North America. Co-branding alliance with Christensen Arms, a premium firearms manufacturer, has expanded awareness and boosted recognition not only of the hunts but of the Inn of the Mountain Gods Resort. In particular, the Inn has successfully marketed the hunt program to attract customers from outside of our regional customer base; the hunts are a premium amenity that cannot be duplicated by any competitor within or near our market.
Gaming in New Mexico
Competition
     Our primary market area encompasses southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell, western Texas, including the cities of El Paso, Lubbock and Odessa and northern Mexico, including Ciudad Juárez. According to the U.S. Census Bureau and Desarrollo Economico de Ciudad Juárez/INEGI, there are approximately 3.1 million people in our primary market area and 1.8 million adults.
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
     A judge of the Tribal Court must be an Indian as defined in the Tribal Code, not less than thirty-five years or more than seventy years of age; and cannot have been convicted of a felony, or, within one year, of a misdemeanor. The Tribal Code defines an “Indian” as someone who possesses at least one-quarter Indian blood, and is a member of any federally recognized tribe, nation, or band of Indians, or is an Eskimo, Aleut, or other Alaskan.
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
Employee and Labor Relations
     As of April 30, 2008, we had 1,232 full-time team members, excluding approximately 201 additional seasonal team members who alternate between Ski Apache during the ski season, which typically runs from Thanksgiving to Easter and then return to work at the hotel the other months. We have developed and implemented training programs for our hotel and resort team members and believe that we will be able to hire and train a sufficient number of employees for the operation of the Resort. Our team members are not covered by any collective bargaining agreements. We have good labor relations with our team members, over 43.5% of whom are tribal or tribal affiliates.
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
     As of April 30, 2008, we had an aggregate of approximately $208.2 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:
•	make it more difficult for us to satisfy our debt service obligations;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	limit our ability to fund future working capital, capital expenditures and other general operating requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service our outstanding indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general operating requirements;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
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
     The Resort Project is part of our business strategy to develop an integrated resort, increase our market reach and realize operating benefits from business synergies. We may not be able to fully implement this strategy or may not fully realize these anticipated benefits. Implementation of our business strategy could be adversely affected by a number of factors beyond our control, including general or local economic conditions, increased competition or other changes in our industry. In particular, we may not be able to attract a sufficient number of guests, gaming customers and other visitors in order to achieve our performance goals. Furthermore, we may not be successful in our plan to promote our customers’ utilization of our various resort amenities, including our gaming, hotel, entertainment and other amenities as anticipated or to a degree that will allow us to achieve our performance goals. Additionally, our business strategy, intended to capitalize on the spending levels of our patrons, attract customers from new target markets and reduce seasonality, may not achieve its intended results. A failure to effectively implement our business strategy could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our debt service obligations.
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
Energy and fuel price increases, such as the recent dramatic increases in gasoline prices, may adversely affect our costs of operations and our revenues.
     IMGRC uses a significant amount of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, substantial increases in the cost of electricity in the United States would negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of customers for IMGRC could result in a decline in disposable income of potential customers, and lead our customers and potential customers to decide not to travel, either of which could result in a corresponding decrease in visitation to IMGRC, which would negatively impact our revenues. The extent of this impact is subject to the magnitude and duration of the energy and fuel price increases, which recently have been significant; however, this impact could be material.
A downturn in general economic conditions may adversely affect our results of operations.
     The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. There can be no assurance that consumer spending will not be adversely affected by economic conditions, thereby impacting our growth, financial condition and results of operations. Recent unprecedented increases in the price of gasoline may also affect our customers’ willingness to travel. Further, a recession or downturn in the general economy, or in a region constituting a significant source of customers for IMGRC, could result in fewer customers visiting, or customers spending less at IMGRC, which would adversely affect our results of operations.
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
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL AND OTHER DATA
     The selected financial data set forth below for each of the five fiscal years ended April 30, 2004, 2005, 2006, 2007 and 2008 have been derived from our audited financial statements. You should read the following financial data in conjunction with the section in this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and the related notes included in this Form 10-K beginning on page F-1. Our financial statements for the fiscal year ended April 30, 2004 were audited by Grant Thornton LLP. Our financial statements for the years ended April 30, 2005, 2006, 2007 and 2008 were audited by BDO Seidman LLP, an independent registered public accounting firm, and are included in this Form 10-K. (dollars are in thousands)

	Fiscal Year Ended
	April 30,
	2004		2005		2006		2007		2008
Statements of Income Data:
Revenues:
Gaming	$60,277		$64,254		$76,476		$76,473		$77,537
Rooms	—		1,168		10,860		13,472		13,475
Food and beverage	5,615		6,369		12,260		13,939		14,953
Recreation and other	16,472		23,013		16,621		23,223		20,577

Gross revenues	82,364		94,804		116,217		127,107		126,542
Less: promotional allowances	1,437		1,770		2,766		2,255		2,105

Net revenues	80,927		93,034		113,451		124,852		124,437

Operating expenses:
Gaming	25,406		25,765		27,179		26,376		26,647
Reversal of accrued fees	(27,136)		—		—		—		—
Rooms	120		651		5,181		4,658		4,434
Food and beverage	6,587		7,274		15,729		14,215		15,348
Recreation and other	10,702		15,435		12,379		13,862		14,908
Marketing	2,809		2,868		8,920		8,816		10,005
General and administrative	6,229		6,973		15,713		11,192		11,390
Shared Service-Related Parties	4,271		5,544		5,104		5,207		5,571
Pre-opening costs and expenses	3,072		8,324		—		—		—
Depreciation and amortization	4,930		7,270		17,779		18,170		16,061
Loss on disposal of assets	—		—		—		7		64

Total operating expenses	36,990		80,104		107,984		102,503		104,428

Income from operations	43,937		12,930		5,467		22,349		20,009
Interest Income (expense), net of amounts capitalized	(4,450)		(10,887)		(26,398)		(26,362)		(26,230)
Other non-operating income	258		97		(337)		48		47

Net income (loss)	$39,745		$2,140		($21,268)		($3,965)		($6,174)

Other Financial Data:
EBITDA (1)	$49,125		$20,297		$22,909		$40,567		$36,117
Capital expenditures	107,003		88,661		14,769		472		1,298
Cash provided by (used in) operating activities	38,113		(3,135)		(1,528)		10,583		11,297
Cash provided by (used in) financing activities	68,899		95,183		25,218		(8,906)		(11,953)
Ratio of Earnings to Fixed Charges (2)	3.4	x	0.5	x	0.2	x	0.9	x	0.8	x

	As of April 30,
	2004	2005	2006	2007	2008
Property Data (as of end of period except win per day data) (unaudited)
Gross slot win per day	$134	$147	$129	$131	$134
Table game win per day	550	646	513	595	601
Number of slot machines	1,180	1,503	1,510	1,501	1,462
Number of table games	38	56	47	46	42
Number of hotel rooms	—	273	273	273	273
Number of restaurant seats	200	803	803	803	803
Gaming square footage	39,600	55,000	55,000	55,000	55,000
Balance Sheet Data:
Cash and cash equivalents	$15,795	$13,718	$16,768	$16,930	$14,975
Total assets	316,210	293,694	273,360	235,539	217,944
Total debt and capital lease obligations	201,947	201,528	211,530	208,174	204,639
Total equity (deficit)	59,004	58,143	31,365	4,421	(9,757)

(1)	We define EBITDA as earnings before interest, taxes, depreciation and amortization. We are instrumentalities of a sovereign Indian nation and are not subject to federal or state income tax. Below is a quantitative reconciliation of EBITDA to the most directly comparable GAAP financial performance measure, which is net income:

	Fiscal Year Ended
	April 30,
	2004	2005	2006	2007	2008
Net income (loss)	$39,745	$2,140	$(21,268)	$(3,965)	$(6,174)
Interest expense (income), net	4,450	10,887	26,398	26,362	26,230
Depreciation and amortization	4,930	7,270	17,779	18,170	16,061

EBITDA	$49,125	$20,297	$22,909	$40,567	$36,117

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
     This year’s activities at the IMGRC were centered on providing the guests of the IMGRC’s hospitality enterprises with the superior quality and excellent service that they have come to expect. Management endeavored to provide that high level of service while striving to be more cost efficient in providing that experience. Winter tourism at the IMGRC and in the region in general was adversely affected by the lack of natural snowfall in the second half of the fiscal year. Management made several operational adjustments to make the best of economic situation caused by this weather event. A summary of the most notable activities from the past year are highlighted below:
Inn of the Mountain Gods Resort & Casino
•	Marketing and Slot Operational Programs
•	Enhancing Guest Loyalty Program — The Apache Spirit Club is the guest loyalty program that offers incremental value to the guest for gaming & non-gaming spending. The program is a tiered guest loyalty program in which customers earn points for gaming activity. Points accumulated from gaming activity can be redeemed for all goods and services offered by any of IMGRC’s hospitality enterprises as well as for cash back — the program also offers a 5% discount in all non-gaming outlets. Current efforts are focused on compiling customer spending data resort-wide in order to provide offers and incentives that match the guest’s interests and further maximize revenue per guest.

•	Ongoing Direct Marketing Efforts — Direct marketing efforts continue to be refined using greater segmentation to more closely align reinvestment in the player with their earning potential. The scope of offers was also expanded to reach a broader mix of customers to stimulate repeat visitation during off-peak periods. The number of levels for casino offers increased from five tiers to seven tiers to provide more balanced customer reinvestment.

•	Aggressive Special Events, Promotions & Concert Schedule — These programs are staged weekly to drive visitation and gaming activity during slower periods and to introduce new clientele to the Resort.

•	Refinements in Game Mix — Management continues to make refinements in game mix by reducing wide-area progressive games in favor of participation games with lower hold percentages and smaller participation payment to the machine manufactures.
•	Boosting Room Occupancy
•	Leisure Marketing — Increases in occupancy from the leisure market segment has been achieved through direct marketing to established guests and prospects, as well as by broad-based advertising at strategic times.

•	Daily Yield Management — A broad range of rates is utilized with adjustments being made to the available rate on a daily basis in small increments of $10-$20. Emphasis has been placed on driving occupancy with modest year-over-year increases in the average rate.

•	Group Sales — The group sales staff expanded efforts to increase market share as well as improve the capture rate of select groups with greater spending profiles by cross marketing the enterprise’s other recreational activities.
•	Enhancing Guest Satisfaction
•	Apache Academy Training — All employees were required to attend different classes of mandatory training covering all major aspects of customer service, leadership, culture, and service.

•	Anonymous Shoppers Program — An anonymous shopping company was continued to provide detailed accounts of an individual customer’s experience in all areas of the operations; the data collected was utilized for training and developing operational improvements.

•	Ongoing Guest Satisfaction Program — A seven-point survey instrument continues to be used to measure satisfaction in all areas of the Resort and on a broad range of issues.
Casino Apache
•	Improving Consistency in Products & Services
•	The Director of Operations for the Casino Apache Travel Center has, through the onsite monitoring of day-to-day business, been able to enhance service and streamline operation.

•	Slot Mix Refresh — The Slot Management team has eliminated all wide-area progressive games and replaced them with participation games to reduce operational costs.

•	Table Games Training — Dealer and supervisory personnel in table games were required to undergo training, auditions and academic testing on game rules and protection measures.
•	Promotional & Marketing Programs
•	Seniors Program — Mondays are dedicated to values reserved just for seniors — food and beverage and gaming offers reward players for repeat visitation and rated play — cash promotions for slot and table games play compensate players for extended play time.

•	Steak & Shrimp Special — This special meal is $7.77 when you earn 10 points from gaming activity or $12.95 without points. It currently is the 5th best selling item on the menu and is available Tuesday through Friday.

•	Tobacco Products — Discount tobacco product distribution was relocated into the main retail sales area inside the Casino Apache Travel Center. This provided for an opportunity for more casino floor space and greater convenience for the customers purchasing the discounted tobacco products. Discount pricing is also offered on premium brand tobacco products to attract repeat visitation to the facility and build loyalty.
Ski Apache
•	Natural Snowfall & Operations
•	During last year’s ski season, the mountain received below average natural snowfall. This lack of snow discouraged the skier market and drove skier visits down. Therefore, management was forced to operate the ski facility without the average level of revenue; adjustments were made not only to variable costs, but to fixed costs as well to ensure that a profit could be generated.

•	Operational Improvements — Labor hours were scheduled to more closely coincide with historical fluctuations in business levels through weekly labor forecasting and daily approvals of hours worked. Service was improved through training and constant reviews by management in all areas of the operations. The Director of Ski Operations continued to reorganize the personal at the Ski facility to better utilize the skills and talents of the current Ski Apache team members.

•	Lift Maintenance — The management team has done a superior job in the area of lift maintenance — not only is the work ahead of schedule but the level of detail in documentation was significantly improved above industry standards.
IMGRC Championship Golf
•	Event Marketing to Refine the Brand
•	Marquis Golf Tournaments — For the past four years, the IMGRC Championship Golf course has been the host location for the two largest and most prestigious tournaments in the State of New Mexico: the Adams Golf Pro Tour Series and the New Mexico Open. These events attract full fields of PGA professionals and also garner regional media coverage in newspaper and radio.
•	Green Fee Pricing
•	Management implemented a strategy of increases in the green fee pricing structure for this fiscal year. The increased pricing structure and a late opening of the course because of weather conditions caused the golf course to incur a substantial decrease in the number of rounds played throughout the fiscal year. The increase in the green fee did however result in an increase in overall green fee revenue in a year-over-year comparison. This strategy did however result in a decrease in the number of golfers; which decrease subsequently adversely affected the revenue in the categories of cart rental and retail sales for the golf course.
Mescalero Big Game Hunts
•	Continuation of Key Brand Alliance
•	Christensen Firearms Manufacturing — This company is a manufacturer of premium firearms for big game hunting and brings a camera crew once per year to film an actual bull elk hunt out in the field. The coverage also includes footage of the Inn and the other hospitality enterprises. All of this footage is then edited together to create a 30-minute television program for ESPN or the Outdoor Life network; which the show airs multiple times during the year.
Significant Challenges and Accomplishments
The challenges faced by IMGRC over the past year were significant. However, the list of accomplishments over the past fiscal year is extensive and involves each of the individual hospitality enterprises:
•	Lack of Natural Snowfall for Ski Apache — The 2007-08 ski season was financially challenging because of lack of natural snowfall for the entire season. This affected both gross revenue and profitably for Ski Apache for the fiscal year. Solid preparations by the ski management team and overall financial management of the ski operations are critical to the financial success of the Company. The challenges experiences by Ski Apache and the general lack of snow tourism affected the entire IMRGC enterprise.

•	Changes in the Management Team — The Management team has experienced a number of changes over the course of the fiscal year. The Chief Financial Officer, Treasurer, and number of department directors resigned or were released throughout the fiscal year. The Chief Operating Officer also resigned prior to the end of the fiscal, but has since been replaced. A number of these changes caused operational challenges for the Company and continue to affect all areas of the enterprise.

•	Facility Offerings “Out of Sync” with Guest Needs — The Resort opened with multiple amenities that were not properly matched with the needs of the market place. This primarily encompassed restaurant menu engineering, the mix of slots, pricing strategies and product quality. Although management has attempted to correct these problems during the past several years, a number of items have yet to be fully addressed.

•	Expense Management — Further refinements were implemented in the areas of labor forecasting, and daily cash management. As a cost containment measure, daily payroll management was also used by management in the third and fourth quarters to significantly reduce operational payroll costs during that period. This resulted in a significant reduction in year-over-year payroll costs during that period.

•	AAA Four Diamond Award — The Inn received its 3rd consecutive four diamond award during fiscal year 2008. Only 3% of resorts nation-wide achieve this distinction; only 8 resorts in New Mexico also received this award.

•	Meetings & Conventions Magazine — This key industry publication awarded the Inn the prestigious Gold Tee award for excellence in meetings and golf facilities. This recognition also comes from a premium target customer market that represents an accelerated revenue growth opportunity for the Inn.

•	El Paso Magazine — This regional publication originates in the Inn’s top customer market and identified IMGRC as the top getaway destination in the region for El Paso residents.

•	Six Bond Payments — The Tribe and its hospitality enterprises have made six separate bond interest payments out of cash from operations totaling $72M during the period of November 2005 through May 2008.
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
     Promotional Allowances IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $2,767,000, $2,255,000 and $2,105,000 for the years ended April 30, 2006, 2007 and 2008, respectively.
     The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point’s liability is included in accrued expenses and totaled $1,076,713 at April 30, 2007 and $1,046,957 at April 30, 2008.
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
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing were capitalized and are being amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $4.4 million as of April 30, 2008.
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
Results of Operations
Fiscal Year Ended April 30, 2008 Compared to the Fiscal Year Ended April 30, 2007
     Net Revenues. Net revenues decreased $0.5 million, or (0.4)%, to $124.4 million for the fiscal year ended April 30, 2008 from $124.9 million for the fiscal year ended April 30, 2007. Gaming revenues increased $1.0 million, up 1.4% over the comparable period; food and beverage revenues increased $1.0 million, or 7.3%, over the comparable period; and hotel revenues increased $0.03 million over that of a year ago.
     Gaming. Gaming revenues increased $1.0 million, or 1.3%, to $77.5 million for fiscal year ended April 30, 2008 from $76.5 million for the fiscal year ended April 30, 2007. Slot revenues increased to $72.0 million for the fiscal year ended April 30, 2008 from $71.6 million for the fiscal year ended April 30, 2007. Gross slot win per unit, per day was $134 for the fiscal year ended April 30, 2008 compared to $131 for the fiscal year ended April 30, 2007. Table games revenue remained flat at $10.8 million for the fiscal years ended April 30, 2008 and 2007.
     Hotel. Hotel revenues remained flat at $13.5 million for the fiscal years ended April 30, 2008 and 2007. Occupancy rates averaged 74% over the fiscal years ended April 30, 2008 and 2007, average daily rate was $169 as compared to $175 for the fiscal year ended April 30, 2007 and revenue per available room was $126.
     Food and Beverage. Food and beverage revenues increased $1.1 million, or 7.3%, to $15.0 million for the fiscal year ended April 30, 2008 from $13.9 million for the fiscal year ended April 30, 2007 due to an increase in covers.
     Recreation and Other. Recreation and other revenues decreased $2.6 million, or (11.2)% to $20.6 million for the April 30, 2008 compared to $23.2 million for the April 30, 2007. The decrease is attributable to the low snowfall experienced this season at Ski Apache resort consequently decreasing revenue as contrasted to 2007 when we had average snowfall.
     Promotional Allowances. Promotional allowances were $2.1 million for the fiscal year ended April 30, 2008 compared to $2.3 million for the fiscal year ended April 30, 2007, a decrease of $0.2 million due to a refined marketing plan. This plan expends more in direct player rewards and less in broad based promotion more proportionately to their level of play and de-emphasizes broad based promotional activity, which tends to concentrate returned values to a very limited numbers of patrons.
     Total Operating Expenses. Total operating expenses increased $1.9 million to $104.4 million for the fiscal year ended April 30, 2008 from $102.5 million for the fiscal year ended April 30, 2007. As a percentage of revenues, operating expenses increased by 1.8% of revenue for the fiscal year ended April 30, 2008. The increase in total operating expense was due to increased salaries and wages, air charter services, and cost of goods sold.
     Gaming. Gaming expenses increased $0.2 million to $26.6 million for the fiscal year ended April 30, 2008 from $26.4 million for the fiscal year ended April 30, 2007 due to an increase in revenue sharing fees associated with increased gaming revenue. Gaming expenses as a percentage of gaming revenues decreased 0.2%, from 34.3% for the fiscal year ended April 30, 2008 compared to 34.5% for the fiscal year ended April 30, 2007.
     Hotel. Hotel expenses decreased to $4.4 million for the fiscal year ended April 30, 2008 from $4.7 million for the fiscal year ended April 30, 2007 due to cost containment by management in the areas of labor and supplies expense. Hotel expenses represented 32.6% of hotel revenue for the fiscal year ended April 2008 as compared to 34.8% of hotel revenue for the fiscal year ended April 30, 2007.
     Food and Beverage. Food and beverage expenses increased $1.1 million, or 8%, to $15.3 million for the fiscal year ended April 30, 2008 from $14.2 million for the fiscal year ended April 30, 2007 due to an increase in salaries and wages and cost of goods sold related to increased revenue. Food and beverage expenses as a percent of food and beverage revenues remained flat at (102%) for the fiscal years ended April 30, 2008 and 2007. Cost of Good Sold as a percent of revenue increased 2% from 2007 to 2008 and wages increased $0.3 million or 1.3% as a percent of revenue from 2007.
     Recreation and Other. Recreation and other costs increased $1.0 million, or 7.2% to $14.9 million for the fiscal year ended April 30, 2008 from $13.9 million for the fiscal year ended April 30, 2007 due to increases in salaries and wages, repairs and maintenance and cost of goods sold.
     Marketing and Advertising. Marketing and advertising costs increased $1.2 million, or 13.6% to $10.0 million for the fiscal year ended April 30, 2008 from $8.8 million for the fiscal year ended April 30, 2007 due to additions to sales staff, air charter advertising, and air charter operations.
     General and Administrative. General and administrative expenses increased $0.2 million, or 1.8%, to $11.4 million for the fiscal year ended April 30, 2008 from $11.2 million for the fiscal year ended April 30, 2007 to increase costs associated with Sarbanes-Oxley compliance.
     Health Insurance. Health insurance expenses decreased $0.2 million to $2.1 million for the year ended April 30, 2008 from $2.3 million for the year ended April 30, 2007 as the number of enrolled employees decreased.
     Mescalero Apache 401(K). Mescalero Apache 401(K) expenses increased $0.6 million to $0.9 million for year ended April 30, 2008, from $0.3 million for year ended April 30, 2007 because the 401(K) plan began on January 1, 2007. The year ended April 30, 2007 contains four months of the 401(K) plan, as compared to the year ended April 30, 2008, which included twelve months.
     Mescalero Apache Telecom. Mescalero Apache Telecom expenses remained flat at $0.2 million for the years ended April 30, 2008 and 2007.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $2.4 million for the year ended April 30, 2008 and 2007.
     Depreciation. Depreciation decreased $2.1 million to $16.1 million for the fiscal year ended April 30, 2008 from $18.2 million for the fiscal year ended April 30, 2007 due to fully depreciated assets.
     Income from Operations. Income from Operations decreased $2.3 million, or 10.3%, to $20.0 million for the fiscal year ended April 30, 2008 from $22.3 million for the fiscal year ended April 30, 2007, as a result of a decrease in the natural snowfall experienced this season at Ski Apache and increased costs associated with the Air Charter service.
     Other Income (Expenses). Other non-operating expenses decreased $0.1 million to $26.2 million for the fiscal year ended April 30, 2008 from $26.3 million for the fiscal year ended April 30, 2007.
     Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.
Fiscal Year Ended April 30, 2007 Compared to Fiscal Year Ended April 30, 2006
     Net Revenues. Net revenues increased $11.4 million, or 10.0%, to $124.9 million for the fiscal year ended April 30, 2007 from $113.5 million for the fiscal year ended April 30, 2006. Gaming revenues remained flat over the comparable period; food and beverage revenues increased $1.8 million, or 14.7%, over the comparable period; and hotel revenues increased $2.6 million and recreation revenues increased $6.6 million, or 39.8%, over a year ago.
     Gaming. Gaming remained flat at $76.5 million for fiscal year ended April 30, 2007 and 2006. Slot revenues increased to $71.6 million for the fiscal year ended April 30, 2007 from $66.2 million for the fiscal year ended April 30, 2006. Gross slot win per unit, per day was $131 for the fiscal year ended April 30, 2007 compared to $129 for the fiscal year ended April 30, 2006. Table games revenue increased $0.5 million, or 4.9%, to $10.8 million for the fiscal year ended April 30, 2007 from $10.3 million for the fiscal year ended April 30, 2006.
     Hotel. Hotel revenues improved $2.6 million to $13.5 million for the fiscal year ended April 30, 2007 from $10.9 million for the fiscal year ended April 30, 2006, as a result of daily yield management, direct marketing and boosting midweek occupancy.

Occupancy rates averaged 74% over the fiscal year ended April 30, 2007 an increase of 9%, average daily rate was $175 and revenue per available room was $129.
     Food and Beverage. Food and beverage revenues increased $1.6 million, or 13.0%, to $13.9 million for the fiscal year ended April 30, 2007 from $12.3 million for the fiscal year ended April 30, 2006. The increase is due to covers increases as well as increased skier visits.
     Recreation and Other. Recreation and other revenues increased $6.6 million, or 39.8% to $23.2 million for the April 30, 2007 compared to $16.6 million for the April 30, 2006. The increase is attributable to the average snowfall experienced this season at Ski Apache resort thus increasing revenue as contrasted to 2006 when we had historically low snowfall.
     Promotional Allowances. Promotional allowances were $2.3 million for the fiscal year ended April 30, 2007 compared to $2.8 million for the fiscal year ended April 30, 2006, a decrease of $0.5 million.
     Total Operating Expenses. Total operating expenses decreased $5.5 million to $102.5 million for the fiscal year ended April 30, 2007 from $108.0 million for the fiscal year ended April 30, 2006. As a percentage of revenue, operating expenses decreased by 13.5% of revenue for the fiscal year ended April 30, 2007. The decrease in total operating expense was due to improved cost management in our revenue generating operations and numerous one time charges recognized in the prior year.
     Gaming. Gaming expenses decreased $0.8 million to $26.4 million for the fiscal year ended April 30, 2007 from $27.2 million for the fiscal year ended April 30, 2006. Gaming expenses as a percentage of gaming revenue decreased 1.0%, from 34.5% for the fiscal year ended April 30, 2007 compared to 35.5% for the fiscal year ended April 30, 2006.
     Hotel. Hotel expenses decreased to $4.7 million for the fiscal year ended April 30, 2007 from $5.2 million for the fiscal year ended April 30, 2006. Hotel expenses represented 34.8% in April 2007 as compared to 47.7% of hotel revenues for the fiscal year ended April 30, 2006 due to a decrease in salaries and wages and outside services.
     Food and Beverage. Food and beverage expenses decreased $1.5 million, or (9.6)%, to $14.2 million for the fiscal year ended April 30, 2007 from $15.7 million for the fiscal year ended April 30, 2006. Food and beverage expenses as a percent of food and beverage revenues decreased 26%, from (102%) for the fiscal year ended April 30, 2007 compared to (128%) for the fiscal year ended April 30, 2006. Cost of Good Sold as a percent of revenues dropped 4% from 2006, and 2007 and wages fell $1.1 million or 14.8% as a percent of revenues from 2006.
     Recreation and Other. Recreation and other costs increased $1.5 million, or 12.1% to $13.9 million for the fiscal year ended April 30, 2007 from $12.4 million for the fiscal year ended April 30, 2006. The increase in recreation and other costs was primarily attributable to the average snowfall as well as rising fuel costs.
     Marketing and Advertising. Marketing and advertising costs decreased $0.1 million, or 1.1% to $8.8 million for the fiscal year ended April 30, 2007 from $8.9 million for the fiscal year ended April 30, 2006.
     General and Administrative. General and administrative expenses decreased $4.5 million, or 28.6%, to $11.2 million for the fiscal year ended April 30, 2007 from $15.7 million for the fiscal year ended April 30, 2006 due to one time charges incurred in the prior year.
     The decrease in fiscal 2007 general and administrative costs was due primarily to the 2006’s increased expenses associated with opening the Resort, including an increase of $2.0 million in utilities and general liability insurance, including worker compensation, compensation of $0.6 million, general repairs and maintenance of $0.4 million, IT security software and hardware of $0.3 million, maintenance contracts (2nd year) increase of $0.5 million, bad debt reserve of $0.3 million, office, bank, and credit card fees of $0.4 million and one-time paid time off charges of $1.2 million, executive severance of $0.3 million, penalties and interest costs of $1.4 million and various professional fees of $1.8 million. Actual wages paid in General and Administrative expenses fell $1.1 million from 2006 to 2007.
     Depreciation. Depreciation increased $0.4 million to $18.2 million for the fiscal year ended April 30, 2007 from $17.8 million for the fiscal year ended April 30, 2006.

     Income from Operations. Income from Operations increased $16.8 million, or 305.59%, to $22.3 million for the fiscal year ended April 30, 2007 from $5.5 million for the fiscal year ended April 30, 2006, as a result of the successful turnaround in all division’s operations.
     Other Income (Expenses). Other non-operating expenses decreased $0.4 million to $26.3 million for the fiscal year ended April 30, 2007 from $26.7 million for the fiscal year ended April 30, 2006.
Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.
Liquidity and Capital Resources
     As of April 30, 2008 and April 30, 2007, we had cash and cash equivalents of $15.0 million and $16.9 million, respectively. Our principal sources of liquidity for the fiscal year ended April 30, 2008 were cash from operating activities of $11.3 million, offset by approximately $1.3 million used in investing and $12.0 million used in financing activities.
     Cash provided in operating activities was $11.3 million, a $0.7 million improvement over the previous year as a result of improved management of payables.
     Cash used in investing activities for the fiscal year ended April 30, 2008 was $1.3 million. Cash used by financing activities for the fiscal year ended April 30, 2008 was $12.0 million.
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
     On January 30, 2008, Standard & Poor’s Ratings Services revised its outlook on Inn of the Mountain Gods Resort and Casino (IMG) to stable from negative. The stable outlook reflects S&P’s expectation that IMG will generate steady revenue with the potential for mid-single-digit growth in the next few quarters, and that management will continue to hold, if not improve, margins in line with recent performance. Rating upside potential is currently unlikely and would necessitate several more quarters of revenue improvement to gain comfort that growth trends are sustainable. If growth trends reverse (possibly related to pressure from a weakening economy), leading to a deterioration of credit measures, the outlook could be revised to negative.
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of April 30, 2008 accrued interest payable on the Notes was $11.2 million.
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
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of April 30, 2008, there is approximately $0.9 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2005, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The five (5) fixed rate loans are fully amortizable over five years and bear an interest rate from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment purchases for the Resort. As of April 30, 2008, approximately $7.2 million remains outstanding.
Off-Balance Sheet Arrangements
     As of April 30, 2008, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Tabular Disclosure of Contractual Obligations
     The following table sets forth, as of April 30, 2008, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

	Payments Due by Period
		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$208,173	$3,534	$204,538	$101	$—
Interest	72,776	24,513	48,260	3	—
Employment Contracts	1,551	556	973	22	—

Total	$282,500	$28,603	$253,771	$126	$—

     A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a yearly fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2006, 2007 and 2008 totaled approximately $137,200, $92,000 and $55,650 respectively.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the NIGC and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the fiscal years ended April 30, 2006, 2007 or 2008, nor is it anticipated we will be subject to such taxes for the foreseeable future.

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
     In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of April 30, 2008, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of April 30, 2008, we held no derivative instruments.
Item 8. Financial Statements and Supplementary Data
          The financial statements required pursuant to this item are included in Part IV of this report and begin on page F-1. The supplementary financial information required by this item is included in “Item 6. Selected Financial Data.”
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of April 30, 2008, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Douglas Lentz, the principal executive officer of the Company, and Pamela Gallegos, the principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.
Report of Management on Internal Control Over Financial Reporting
     The management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change as circumstances change.
     Management has evaluated the effectiveness of internal control over financial reporting as of April 30, 2008, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2008.
     This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     During the Company’s fourth fiscal quarter and since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.
Item 9B. Other Information
None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
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
     The following are our current officers and members of the Management Board of IMG Resort and Casino:

Name	Age	Position
Dr. Carleton Naiche-Palmer	61	Management Board Member (Chairperson), President of the Tribe
Jackie Blaylock	50	Management Board Member, Vice President of the Tribe
Raymond Kirgan	69	Management Board Member, Treasurer of the Tribe
Alfred LaPaz	59	Management Board Member Secretary of the Tribe
Manuel Lujan, Jr.	80	Management Board Member
R. Miles Ledgerwood	53	Management Board Member, Audit Committee Chair
Douglas Lentz	40	Chief Operating Officer of IMG Resort and Casino, Management Board Member
Pamela Gallegos	38	Interim-Chief Financial Officer of IMG Resort and Casino
     There are no family relationships between any Management Board Member and/or any executive officer. All Management Board Members serve for a term of one year commencing in January of each year.
     The Management Board met a total of 11 times during the fiscal year ended April 30, 2008. All members of the Management Board attended more than 90% of the time.
     Dr. Carleton Naiche-Palmer serves as Chairman of the Management Board of the Inn of the Mountain Gods Resort and Casino and President of the Mescalero Apache Tribe beginning January 11, 2008. Mr. Naiche-Palmer’s term as President of the Mescalero Apache Tribe, Chairman of the Tribal Council and Executive Committee expires in January 2010. Prior to his election as President of the Tribe, Mr. Naiche-Palmer was self employed as owner of a legal firm on the Mescalero Apache Reservation. Mr. Naiche-Palmer lived in Albquerque, NM for 27 years where he was employed by several organizations over that span of time. These organizations include: All Indian Pueblo Council, National Indian Council on Aging, American Indian Business and Technologies and Sandia National Laboratories. Mr. Naiche-Palmer holds a Bachelor of Business degree, a Master of Business degree and a Ph. D in Social and Economic Development.
     Jackie Blaylock is the incoming Vice President elect of the Mescalero Apache Tribe with the term January 2008 through January 2010. Prior to his election, Mr. Blaylock has served in many different capacities with the Mescalero Apache Tribe the last 30 years. Mr. Blaylock has been the Utility Director for the tribe the last 5 years. Mr. Blaylock is currently serving on the Board of Directors for the Otero County Electric Cooper as Board Member and Secretary the last 5 years. Mr. Blaylock also currently serves on the Tribal Advisory Committee for the Indian Health Service construction services division as chairman.
     Raymond Kirgan is the Treasurer of the Mescalero Apache Tribal Council and also the Treasurer of the IMG Management Board. Mr. Kirgan first served on the Tribal Council in the 1970s. Most recently he was elected to the Tribal Council in 2004 and was reelected in 2006. He has worked in the area of natural resources for the forestry division and also the Tribe for a period over 40 years.
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

     Douglas A. Lentz. On June 2, 2008, Mr. Lentz joined IMGRC as the Chief Operating Officer and member of the Management Board. Mr. Lentz has more than 19 years of experience in the gaming and hospitality industry, specializing in the management of large scale, full service Native American owned casinos. Mr. Lentz has been the Chief Executive Officer/General Manager of several tribal gaming operations including Casino Del Sol and Casino of the Sun in Tucson, Arizona, as well as The Santa Ysabel Resort and Casino in Santa Ysabel, CA. His experience also includes the centric role as the Chief Financial Officer at Cliff Castle Casino in Camp Verde, Arizona. Prior to Arizona, Mr. Lentz held various positions at Treasure Bay Casino in Biloxi, Mississippi, Grand Casinos Resorts in Gulfport, Mississippi and The Mirage in Las Vegas, Nevada. He attended the University of Iowa and The University of Nevada, Las Vegas receiving a Bachelors Degree in Hotel Administration from the later in 1990.
     Pamela Gallegos. On August 29, 2007, management appointed Ms. Gallegos as interim Chief Financial Officer for making the certifications required by the Sarbanes-Oxley Act of 2002. Ms. Gallegos was hired as the Company’s Casino Controller in December of 2006 and has served as the Company’s Director of Finance since August 1, 2007. Ms. Gallegos has a master’s degree in Business Administration and Health Care Management. Ms. Gallegos has over 17 years of professional finance and accounting experience, the last 7 years in Native American gaming and hospitality industries with annual gross revenues ranging from $37 million to over $2 billion. Prior to joining IMGRC, Ms. Gallegos was the Corporate Controller and Board Treasurer for the Laguna Development Corporation from 2002 to 2007.
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
Committees of the Board
     Audit Committee. On behalf of the Management Board, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. Currently, R. Miles Ledgerwood serves as the Audit Committee financial expert. The Management Board has determined that Mr. Ledgerwood is independent.
     Compensation Committee. All members of our Management Board performed the responsibilities of the compensation committee, and participated in deliberations and made decisions concerning executive officer compensation during the course of regular board meetings or board activities conducted through unanimous consent board resolutions in lieu of meetings. Executive officers did not deliberate and vote on matters relating to their compensation as our executive officer. None of the members of the Management Board during fiscal year 2008 served on the compensation committee of an entity whose executive officers served on the Management Board of the Company, and no executive officer of the Company during fiscal year 2008 served on the compensation committee or board of any company that employed any member of the Management Board.
     Disclosure Committee. The Disclosure Committee was established in February 2008 and has met a total of two times. There are currently four members of the Disclosure Committee. There is no compensation for being on this committee.
Item 11. Executive Compensation
Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Objectives
The Company’s success depends on the expertise, talent, experience and long-term commitment of the Company’s employees, especially its executive officers. The Company’s compensation plan is intended to achieve the following objectives:
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
Our named executive officers consist of our Chief Operating Officer (our COO) and our Chief Financial Officer (our CFO). Compensation of officers is established after a review of data for executives in similar positions in comparable companies, mostly companies in the hospitality and gaming fields. When reviewing individual compensation levels, the Company considers individual and corporate performance, levels of responsibility, and competitive pay practices. These factors vary from individual to individual and other subjective features are also considered such as the individual’s experience.
Roles in Establishing Executive Officers Compensation
Our executive officers compensation is set by our entire Management Board and not by a compensation committee. To the extent that an executive officer is a member of the Management Board, they recuse themselves from discussion or do not participate in compensation decisions that relate to them. The Management Board relies on input from the COO in connection with the CFO’s position and compensation. The Management Board determines the COO’s position and compensation without the input of any other executive officer. The amount of compensation for each named executive officer reflects their superior management experience and continued high level of performance over a long period of time. Currently, none of our executive officers are entitled to any cash compensation or bonuses above and beyond their base salary.
Elements of Compensation
Base Annual Compensation. The Company believes that the base salary levels of the Company’s executive officers are reasonably related to the base salary levels of executive officers of comparable companies in the gaming and hospitality fields and the geographical region in which the Company is located. The base salary levels were not objectively determined with a formula but instead reflect levels that the Company concluded were appropriate based upon our general experience. The Company believes that the current base salary levels of the Company’s executive officers take into account the unique talents and experience of our executive officers. Base salaries are adjusted annually for cost of living adjustments. Base salaries are reviewed at the end of the contract period and increases in base salary takes into account such factors as individual past performance, changes in responsibilities, and changes in pay levels of companies deemed comparable to us. Currently, Mr. Lentz is paid a base salary of $275,000 per year and Ms. Gallegos is paid a base salary of $176,000 per year.
Severance Benefits. We believe that companies should provide reasonable severance benefits to its executive officers when leaving the Company due to a change in control or without cause. The amount of each executive’s severance is determined by the terms of each of their respective employment agreements. After six months employment with the Company, Mr. Lentz is entitled to six months salary and benefits upon the termination of his employment relationship with the Company. Ms. Gallegos is entitled to one month of severance for every three full months of employment with the Company, with such severance limited to 12 total months.
Other Compensation. Our executive officers are entitled to participate on the same basis as all other employees of IMGRC in all general employee benefit plans and programs. However, our executive officers do not receive any other compensation nor are they entitled to any bonus compensation as part of their employment with the Company.
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
Compensation Committee Report
The Management Board has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the Board’s review and discussions with management, recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year end April 30, 2008.
Report Submitted by:
THE MANAGEMENT BOARD
Dr. Carleton Naiche-Palmer, Chairman
Jackie Blaylock
Raymond Kirgan
Alfred LaPaz
Manuel Lujan, Jr.
R. Miles Ledgerwood
Douglas Lentz
Summary Compensation Table
     The following table sets forth, as to the Chief Operating Officer and Chief Financial Officer during fiscal year 2008 (referred to as the named executive officers), information concerning all compensation paid for services to us in all capacities for the year ended April 30, 2008 indicated below.

				All Other
				Compensation	Total
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	($)	($)
(a)	(b)	(c)	(d)	(i)	(j)
Brian Parrish (2)	2008	$350,000			$350,000
Chief Operating Officer
Pamela Gallegos (3)	2008	$154,150			$154,150
Interim-Chief Financial Officer
Karen Braswell (4)	2008	$79,229		$120,000 (5)	$199,228
Former — Chief Financial Officer
Lance Kintz (6)	2008	$62,654	$50,000		$112,654
Former — Chief Financial Officer

(1)	All of our officers receiving compensation in excess of $100,000 during the last fiscal year are listed above. No other officers other than the COO and CFO receive compensation in excess of $100,000.

(2)	Mr. Parrish was our Chief Operating Officer during fiscal year 2008. However, Mr. Parrish resigned from such position effective as of May 30, 2008.

(3)	Ms. Gallegos was hired as our Director of Finance effective as of August 7, 2007. On August 30, 2007, she was appointed the interim Chief Financial Officer.

(4)	Ms. Braswell served as our Chief Financial Officer from August 1, 2007 to August 29, 2007. Prior to August 1st, Ms. Braswell served as our Director of Finance.

(5)	Ms. Braswell earned $120,000 in severance pay for base salary, benefits and allowances for 6 months.

(6)	Mr. Kintz served as our Chief Financial Officer until August 1, 2007.
Compensation Narrative

The bonus noted in the summary table for Mr. Kintz were specifically paid for completing milestones towards the goal of the completion of certain projects which include, accounting and finance department restructuring, recruiting, and training; establishing efficient, accurate timely forecasting and budget processes; explore refinancing opportunities with investment community and bankers; prepare investment presentations; SEC Form 10-K, 10-Q and 8-K preparation, review and filings; and establish central purchasing, receiving, control of company assets. The determination of project completion was made by a joint review by the COO and general counsel.
DIRECTOR COMPENSATION

					Change in Pension
					Value and
					Non-qualified
				Non-Equity	Deferred
	Fees Earned or Paid			Incentive Plan	Compensation	All Other
	in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Dr. Carleton Naiche-Palmer	$400	—	—	—	—	—
Jackie Blaylock	$800	—	—	—	—	—
Raymond Kirgan	$800	—	—	—	—	—
Alfred LaPaz	$2,000	—	—	—	—	—
Manual Lujan Jr	$10,458	—	—	—	—	—
Miles Ledgerwood	$7,213
Mark R. Chino	$1,400	—	—	—	—	—
Fredrick Chino Sr.	$1,600	—	—	—	—	—
Fred Peso	$1,200	—	—	—	—	—
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
Employment Agreements
     Pamela Gallegos. On August 1, 2007, the Inn of the Mountain Gods Resort and Ms. Pamela Gallegos entered into an agreement whereby the Company hired Ms. Gallegos as the Director of Finance of the Company, effective as of August 7, 2007. Ms. Gallegos’ employment agreement expires on July 31, 2010 and she will earn an annual base salary of $176,000. Ms. Gallegos is entitled to participate on the same basis as all other employees of IMGRC in all general employee benefit plans and programs. In addition, Ms. Gallegos is entitled to one month of severance for every three full months of employment with the Company, with such severance limited to 12 total months. A copy of Ms. Gallegos’ employment agreement is filed as Exhibit 10.4 to this Annual Report on Form 10-K.
     Douglas Lentz. On June 2, 2008, IMGRC and Mr. Douglas Lentz entered into an agreement whereby the Company hired Mr. Lentz as the Chief Operating Officer of the Company, effective as of June 1, 2008. Mr. Lentz will serve for a term of three years and will earn an annual base salary of $275,000. Mr. Lentz is entitled to participate on the same basis as all other employees of IMGRC in all general employee benefit plans and programs. In addition, once Mr. Lentz has been employed by IMGRC for six months, he is entitled to receive his then-current monthly base salary and benefits for six months upon the termination of the employment relationship be either IMGRC or Mr. Lentz. The details of Mr. Lentz’s employment agreement can be found in the Form 8-K press release filed June 3, 2008 with the Securities and Exchange Commission.
Other Post-Employment Compensation

     Brian Parrish. On April 2, 2008, Brian Parrish elected to resign from his position as Chief Operating Officer and Management Board member of the Inn of the Mountain Gods Resort and Casino effective May 30, 2008. Mr. Parrish was a Disclosure Committee member, a position from which he also resigned. Mr. Parrish served as a consultant to the Company for the period of May 1, 2008 through June 30, 2008. Such consulting services were on an as needed basis. Mr. Parrish received severance payments in accordance with Section 3.3 of his Employment Agreement.
     Karen Braswell. On August 1, 2007, the Management Board of Inn of the Mountain Gods Resort and Casino appointed Karen Braswell as the Chief Financial Officer of the Company. On August 29, 2007, the Tribal Council of the Mescalero Apache Tribe elected to terminate Mrs. Braswell’s employment with the Company. Pursuant to the Employment Agreement, Mrs. Braswell received base salary, benefits and allowances for 6 months.
     Lance Kintz. On June 28, 2007, the Management Board approved a $50,000 project milestone completion bonus as of July 31, 2007 for Mr. Kintz. Mr. Kintz was replaced as CFO on August 1, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transaction Approval Policy
     The Board recognizes that related party transactions can present conflicts of interest and questions as to whether the transactions are in the best interests of the Company. Accordingly, effective as of July 18, 2008, the Management Board adopted a written policy for the review, approval and ratification of transactions with related persons. For the purposes of the policy, a “related party transaction” is a transaction or relationship involving a member of the Management Board, executive officer or their immediate family members that is reportable under the SEC’s rules regarding such transactions. The policy requires for the Audit Committee to review and approve all related party transactions, other than transactions involving amounts less than $100,000 in aggregate. As the policy was not adopted until after the end of the fiscal year, only transactions on a going-forward basis will be review and approved pursuant to the policy.
Distributions to the Tribe with Other Payments
     Distributions to the Tribe were $8.0 million in government service payments. We make distributions to the Tribe under the terms of an annual Tribal budget resolution passed at the discretion of the Tribal Council. We intend to continue to make distributions to the Tribe subject to the restrictions set forth in the indenture, which generally provide we can make no distributions unless we meet certain debt leverage tests, other than the following: (a) $5.0 million in aggregate at any one time, (b) $8.0 million a year for government services and (c) amounts to fund a resolution of the Tribe’s dispute with the State of New Mexico regarding the 1997 Compact. IMG Resort and Casino’s reduced government service distribution to the Tribe in 2006 was due to its reduced cash on hand as a result of its not meeting its debt service from operations.
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
     The Tribe provides employee benefits to IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $2.0 million, $3.3 million, $3.3 million for the fiscal years ended April 30, 2006, 2007 and 2008.
     The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who worked for IMG Resort and Casino for at least 120 days and attained 18 years of age. The company matches employee contribution up to 4%. Qualified employees who have been employed for more than 120 days had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $856,565 for the year ending April 30, 2008. This plan became effective January 1, 2007. The first payroll deduction and match began on January 12, 2007.
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
Management Board Independence
     The Tribe has established IMG Resort and Casino as an unincorporated enterprise of the Tribe to operate its gaming, hotel, resort and ski businesses. As such, the IMG Resort and Casino is governed by a Management Board comprised of between seven to nine members, including: the four members of the Executive Committee of the Tribe (including the President of the Tribe who serves as Chairperson, as well as the Vice President, Secretary and Treasurer of the Tribe); the Chief Operating Officer of IMG Resort and Casino, and at least one, and up to three, independent members. Currently, the Tribe has designated two individuals, Mr. Lujan Jr. and Mr. Ledgerwood, to serve as the independent members of the Management Board.
Item 14. Principal Accounting Fees and Services
     The following table sets forth the aggregate fees for professional service provided to IMG Resort and Casino for fiscal 2007 and 2008 by BDO Seidman, LLP:

	Year Ended April 30,		Percentage of Services
	2007	2008	2007	2008
Audit Fees	$327,473	$370,000	89%	88%
Tax Fees	—	—	—	—
MICS Audit Fees and other	38,480	49,100	11%	12%

Total Fees	$365,953	$419,100	100.00%	100.00%

     “Audit Fees” billed during fiscal 2007 and 2008 were for professional services rendered for the audit of our financial statements quarterly reviews and services rendered in connection with regulatory filings for those fiscal years. “MICS Audit Fees” consists of fees related to agreed upon procedures applied to minimum internal control standards.
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
Item 15. Exhibits, Financial Statement Schedules
(a)	(1)	FINANCIAL STATEMENTS — See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.

	(2)	FINANCIAL STATEMENT SCHEDULES — All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

	(3)	EXHIBITS — See Exhibit Index on pages 36 of this Annual Report on Form 10-K.
(b)	None.

(c)	See Exhibit Index on pages 36 of this Annual Report on Form 10-K.

Exhibits Index

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, June 15, 2003 and June 15, 2003, respectively.

3.2*	Charter of the Management Board of IMG Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/Worth Group, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4	Employment Agreement between the Mescalero Apache Tribe and Pamela Gallegos (filed herewith).

10.5**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

14.1**	Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort and Casino.

14.2**	Code of Ethics for Principal Executive Officer and Senior Financial Officer.

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney (Included with Signature Page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to IMG Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

SIGNATURES
     Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the Reservation of the Mescalero Apache Tribe, State of New Mexico, on July 24, 2008.

INN OF THE MOUNTAIN GODS RESORT AND CASINO
By:	/s/ Douglas Lentz
Douglas Lentz
Its: Chief Operating Officer (Principal Executive Officer)

     Each person whose signature appears below constitutes and appoints Douglas Lentz and Pamela Gallegos and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Carleton Naiche-Palmer	Management Board Member (Chairperson)	July 24, 2008
Dr. Carleton Naiche-Palmer

/s/ Jackie Blaylock	Management Board Member	July 24, 2008
Jackie Blaylock

/s/ Raymond Kirgan	Management Board Member	July 24, 2008
Raymond Kirgan

/s/ Alfred LaPaz	Management Board Member	July 24, 2008
Alfred LaPaz

/s/ Manuel Lujan, Jr.	Management Board Member	July 24, 2008
Manuel Lujan, Jr.

/s/ R. Miles Ledgerwood	Management Board Member	July 24, 2008
R. Miles Ledgerwood

/s/ Douglas Lentz	Chief Operating Officer	July 24, 2008
Douglas Lentz	(Principal Executive Officer)

/s/ Pamela Gallegos	Interim-Chief Financial Officer	July 24, 2008
Pamela Gallegos	(Principal Financial Officer)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
UNINCORPORATED BUSINESS ENTERPRISES OF THE MESCALERO APACHE TRIBE

Report of Independent Registered Public Accounting Firm
Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico
We have audited the accompanying consolidated balance sheets of Inn of the Mountain Gods Resort and Casino and subsidiaries (the “Company”), unincorporated enterprises of the Mescalero Apache Tribe, as of April 30, 2007 and 2008, and the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inn of the Mountain Gods Resort and Casino and subsidiaries as of April 30, 2007 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO Seidman, LLP
Los Angeles, California
July 24, 2008

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of April 30,

	2007	2008
Current Assets
Cash and cash equivalents	$16,929,630	$14,975,093
Accounts receivable, net of allowance for doubtful accounts	539,368	567,236
Inventories, net of reserves	766,658	1,040,086
Prepaid expenses and other assets	594,478	855,754

Total current assets	18,830,134	17,438,169
Non-Current Assets
Property plant and equipment	298,091,568	299,344,711
Accumulated Depreciation	(87,565,430)	(103,333,993)

Property plant and equipment, net	210,526,138	196,010,718
Other Assets	112,500	50,000
Deferred financing costs	6,070,653	4,445,409

Total Assets	$235,539,425	$217,944,296

Liabilities and Equity (Deficit)
Current Liabilities
Accounts Payable	$1,461,913	$2,093,653
Accrued expenses	3,966,057	3,298,719
Accrued payroll and benefits	2,218,879	2,578,145
Accrued interest	11,200,000	11,200,000
Advanced deposits	438,659	357,648
Current portion of long-term debt	3,659,278	3,534,414

Total current liabilities	22,944,786	23,062,579
Non-Current Liabilities
Long-term debt, net of current portion	208,174,124	204,639,002

Total liabilities	231,118,910	227,701,581
Equity (Deficit)
Contributed Capital	29,652,939	21,648,939
Accumulated deficit	(25,232,424)	(31,406,224)

Total equity (Deficit)	4,420,515	(9,757,285)

Total liabilities and equity (Deficit)	$235,539,425	$217,944,296

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended April 30,

	2006	2007	2008
Revenues:
Gaming	$76,476,004	$76,473,428	$77,536,827
Hotel	10,860,411	13,471,771	13,475,019
Food and Beverage	12,260,170	13,939,008	14,953,253
Recreation and other	16,620,951	23,222,308	20,576,831

Gross Revenue	116,217,536	127,106,515	126,541,930
Less-Promotional Allowances	2,766,644	2,254,707	2,105,256

Net Revenue	113,450,892	124,851,808	124,436,674
Operating Expenses
Gaming	27,179,353	26,376,378	26,646,532
Hotel expenses	5,180,746	4,657,790	4,434,224
Food and beverage	15,728,649	14,215,130	15,348,515
Recreation and other	12,378,385	13,861,765	14,908,202
Marketing	8,919,685	8,815,853	10,004,622
General and administrative	15,712,890	11,192,172	11,389,837
Health Insurance — Medical	2,014,038	2,291,743	2,117,140
Mescalero Apache 401K	—	315,404	856,565
Mescalero Apache Telecom	144,813	199,573	197,040
Tribal Regulatory Fees	2,945,629	2,400,000	2,400,000
Depreciation	17,779,316	18,169,528	16,061,087
Loss on disposal of assets	—	7,439	63,847

Total Operating Expenses	107,983,504	102,502,775	104,427,611
Operating Income	5,467,388	22,349,033	20,009,063
Other Income (Expense)
Interest Income	442,172	286,823	189,391
Interest Expense	(26,840,510)	(26,648,687)	(26,419,780)
Other income (expense)	(336,719)	48,076	47,526

Total Other Income (expense)	(26,735,057)	(26,313,788)	(26,182,863)

Net Loss	$(21,267,669)	$(3,964,755)	$(6,173,800)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended April 30, 2006, 2007 and 2008

		Retained
	Contributed	Earnings	Total
	Capital	(Deficit)	Equity
Balances, April 30, 2005	$58,143,350	$—	$58,143,350

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(5,510,254)	—	(5,510,254)
Net loss	—	(21,267,669)	(21,267,669)

Balances, April 30, 2006	52,633,096	(21,267,669)	31,365,427

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(22,980,157)	—	(22,980,157)
Net loss	—	(3,964,755)	(3,964,755)

Balances, April 30, 2007	29,652,939	(25,232,424)	4,420,515

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(8,004,000)	—	(8,004,000)
Net Loss	—	(6,173,800)	(6,173,800)

Balances, April 30, 2008	$21,648,939	$(31,406,224)	$(9,757,285)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ending April 30,

	2006	2007	2008
Cash flows from operating activities
Net loss	$(21,267,669)	$(3,964,755)	$(6,173,800)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,404,560	20,417,794	17,664,576
Loss on disposal of fixed assets	—	7,439	63,857
Changes in assets and liabilities:
Accounts receivable, net of allowance	12,056	26,052	(27,868)
Inventories	619,717	43,131	(273,428)
Prepaid expenses	487,415	(221,704)	(261,276)
Other long-term assets	153,210	(70,497)	62,500
Accounts payable	(66,837)	(1,144,757)	631,740
Accrued expenses, payroll and benefits	(245,318)	(4,575,408)	(308,072)
Deposits and advance payments	(624,895)	66,189	(81,011)

Net cash (used in) provided by operating activities	(1,527,761)	10,583,484	11,297,218

Cash flows from investing activities:
Purchase of property, plant and equipment	(14,769,093)	(472,204)	(1,298,349)
Construction accounts payable	(5,870,860)	(1,044,426)	—

Net cash used in investing activities	(20,639,953)	(1,516,630)	(1,298,349)

Cash flows from financing activities:
Restricted cash for construction payments and interest reserve	17,699,152	18,171,534	—
Principal borrowings on long-term debt	15,420,363	—	—
Principal (payments) on long-term debt, net	(2,391,696)	(4,096,973)	(3,949,406)
Distributions to Mescalero Apache Tribe	(5,510,254)	(22,980,157)	(8,004,000)

Net cash provided by (used in) financing activities	25,217,565	(8,905,596)	(11,953,406)

Net increase (decrease) in cash and cash equivalents	3,049,851	161,258	(1,954,537)
Cash and cash equivalents, beginning of year	13,718,521	16,768,372	16,929,630

Cash and cash equivalents, end of year	$16,768,372	$16,929,630	$14,975,093

Supplemental cash flow information:
Cash paid for interest	$26,840,510	$25,023,443	$24,794,536

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$223,623	$1,149,897	$289,420

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006, 2007 and 2008
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of the Resort Project financing were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $7,695,897, $6,070,653 and $4,445,409 as of April 30, 2006, 2007 and, 2008, respectively. The amortization related to this deferred financing cost was $1,625,244 for the years ended April 30, 2006, 2007 and 2008.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The IMG Resort and Casino’s senior notes were approximately $211.5 million at April 30, 2008, based on quoted market prices. The notes are not heavily traded, and price quotes ranged from $109.00 to $87.00 during the fiscal year 2008.
Contributed Capital

Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Resort Project, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated costs related to the Mescalero Apache Tribe 401K plan (see Note 7).
Revenues
In accordance with gaming industry practice, the Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as accrued expenses in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $150,806 and $250,448 at April 30, 2007 and 2008, respectively.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $2,767,000, $2,255,000 and $2,105,000 for the years ended April 30, 2006, 2007 and 2008, respectively.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point’s liability is included in accrued expenses and totaled $1,076,713 at April 30, 2007 and $1,046,957 at April 30, 2008.
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
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Year Ended April 30,
	2006	2007	2008
Rooms	$—	$1,085,932	$1,597,405
Food and beverage	773,585	681,735	1,105,412
Other	—	10,671	21,645

	$773,585	$1,778,338	$2,724,462

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the years ended April 30, 2006, 2007 and 2008 were $8.9 million, $8.8 million and $10.0 million, respectively.
Tribal Taxes
The Resorts are subject to tribal taxes as long as the enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and

6.5% of other revenue is accrued monthly and is payable to the Tribe. The Resorts have recorded approximately $200,000 per month Tribal taxes for 2006, 2007 and 2008.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of May 1, 2008. In February 2008, the FASP issued Staff Position (FSP) FAS 157-2. Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No, 157 will be applied prospectively.
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
The allowance for doubtful accounts was $48,803 as of April 30, 2007 and $19,513 as of April 30, 2008.
NOTE 3 — INVENTORIES
Inventories consist of the following at April 30, 2007 and 2008:

	April 30, 2007	April 30, 2008
Food and beverage	$260,503	$219,709
Golf and pro shop	74,760	113,058
Gift shops, fuel and other	431,395	707,319

Inventories, net of reserves	$766,658	$1,040,086

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows at April 30, 2007 and 2008:

	April 30, 2007	April 30, 2008
Land	$538,894	$538,894
Buildings	209,507,247	209,507,247
Lifts and snowmaking equipment	8,421,750	8,421,750
Non-gaming equipment, furniture and other	50,659,100	51,819,539
Gaming equipment	20,864,152	20,869,501
Leasehold and land improvements, lake and golf course	8,072,925	8,072,925

Subtotal	298,064,068	299,229,856
Less accumulated depreciation	(87,565,430)	(103,333,993)

Property, plant and equipment, net	210,498,638	195,895,863
Construction in progress (CIP)	27,500	114,855

Net Property, plant and equipment	$210,526,138	$196,010,718

NOTE 5 — LONG-TERM DEBT
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
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2008, $15.0 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment. Long-term debt at April 30, 2007 and 2008 is summarized as follows:

	April 30, 2007	April 30, 2008
Senior Notes, bearing interest is at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	1,163,568	929,904
Capital Equipment Loans with Key Equipment, Five (5) year term, interest ranging from 7.55% to 8.18%	10,283,169	7,243,512
Short-Term Capital Leases, 8% imputed interest	386,665	—

Total	211,833,402	208,173,416
Less: Current Portion	(3,659,278)	(3,534,414)

Long-Term Portion	$208,174,124	$204,639,002

The maturities of long-term debt as of April 30, 2008 are as follows (in thousands):

2009	$3,534
2010	203,816
2011	722
2012	101

Total	$208,173

NOTE 6 — GAMING REVENUE SHARING AND REGULATORY FEES
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
The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who worked for IMG Resort and Casino for at least 120 days and attained 18 years of age. The Company matches employee contribution up to 4%. Qualified employees who have been employed for more than 120 days had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $315,404 for the year ended April 30, 2007 and $856,565 for the year ended April 30, 2008. This plan became effective January 1, 2007. The first payroll deduction and match began on January 12, 2007. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2007 and 2008 is under 50 years old, $15,500 and over 50 years old, $20,500.
NOTE 8 — RISK MANAGEMENT
The IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for 2006, 2007 and 2008, respectively.
The Tribe is self-insured for employee health and accident insurance. The IMG Resort and Casino’s employees are covered by this plan and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $2,014,038, $3,273,162 and $3,369,825 for 2006, 2007 and 2008, respectively. Loss limits per claim are $100,000. Aggregate loss limit for policy year (currently July through June) is $1,058,000. This amount is in total for all Tribal entities aggregated which includes the IMGR&C components.
The Tribe maintains worker’s compensation insurance coverage under a retrospective rated policy whereby premiums are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino’s and the Resorts’ employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe, the IMG Resort and Casino and the Resorts has monitored their claims and loss experiences. Workers compensation insurance coverage, combined with the Tribe and IMG Resort and Casino’s causality and liability claims have been below projected levels and properly accrued for.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Matters
The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect the IMG Resort and Casino’s financial position or the results of its operations.
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2006, 2007 and 2008 totaled approximately $137,200, $92,000 and $55,650 respective1y.
Employment Agreements
On April 2, 2008, Brian Parrish elected to resign from his position as Chief Operating Officer and Management Board member of the Inn of the Mountain Gods Resort and Casino effective May 30, 2008. Mr. Parrish was a Disclosure Committee member, a position from which he also resigned. Mr. Parrish served as a consultant to the Company for the period of May 1, 2008 through June 30, 2008. Such consulting services were on an as needed basis. Mr. Parrish received severance payments in accordance with Section 3.3 of his Employment Agreement.
On August 1, 2007, the Inn of the Mountain Gods Resort and Ms. Pamela Gallegos entered into an agreement whereby the Company hired Ms. Gallegos as the Director of Finance of the Company, effective as of August 7, 2008. Ms. Gallegos’ employment agreement expires on July 31, 2010 and she will earn an annual base salary of $176,000.
On June 2, 2008, the Inn of the Mountain Gods Resort and Mr. Douglas Lentz entered into an agreement whereby the Company hired Mr. Lentz as the Chief Operating Officer of the Company, effective as of June 1, 2008. Mr. Lentz will serve for a term of three years and will earn an annual base salary of $275,000. Mr. Lentz replaced then Chief Operating Officer, Mr. Brian Parrish.
Aircraft Air Charter Agreement
Effective July 10, 2007, the IMG Resort and Casino entered into an agreement with Vision Airlines, Inc. (“Vision”) to provide aircraft charter services. Vision provided an aircraft, with flight crew, to IMG for round trip transportation of IMGRC’s guests from Houston, Texas to Alamogordo, New Mexico. Vision also provided a 50-seat luxury coach for round trip transportation of IMG guests from Alamogordo, New Mexico airport to the IMG Resort and Casino.
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
NOTE 10 — RELATED-PARTY TRANSACTIONS
The Tribe operates other entities and enterprises in various industries, including telecommunication, timber and forest products, gas and convenience store; in addition, the Tribe has a housing authority, school and nursing facility. Financial results of the Tribe and its other enterprises and entities are not included in these consolidated financial statements.
The IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $145,000, $200,000 and $197,000 for the years ended April 30, 2006, 2007 and 2008, respectively, for such services.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $2.0 million, $3.3 million and $3.3 million for the fiscal years ended April 30, 2006, 2007 and 2008, respectively.
NOTE 11 — OPERATING SEGMENTS
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

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
$(000s)

	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non- Segment	Consolidated
2006
Total Assets	$—	$—	$6,357	$—	$267,003	$273,360
Net Revenue	46,570	29,707	3,527	36,179	(2,532)	113,451
Operating Income	33,321	23,947	(2,994)	4,748	(53,555)	5,467
Depreciation Expense	—	—	776	—	17,003	17,779
Interest Expense	—	—	—	—	(26,841)	(26,841)
Interest Income	—	—	—	—	442	442

2007
Total Assets	—	—	5,670	—	229,869	235,539
Net Revenue	46,312	30,086	1,332	40,662	6,460	124,852
Operating Income	36,767	24,357	377	10,234	(49,386)	22,349
Depreciation Expense	—	—	776	—	17,394	18,170
Interest Expense	—	—	—	—	(26,649)	(26,649)
Interest Income	—	—	—	—	287	287

2008
Total Assets	—	—	5,262	—	212,682	217,944
Net Revenue	46,644	30,175	1,088	41,621	4,909	124,437
Operating Income	36,232	24,205	25	10,236	(50,689)	20,009
Depreciation Expense	—	—	—	—	16,061	16,061
Interest Expense	—	—	—	—	(26,420)	(26,420)
Interest Income	—	—	—	—	189	189
NOTE 12 — CONSOLIDATING INFORMATION
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
The following consolidating information is presented as of and for the years ended April 30, 2008, 2007 and 2006.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11,083,394	$3,891,699	$—	$14,975,093
Accounts receivable	18,446	548,790	—	567,236
Inventories	216,590	823,496	—	1,040,086
Prepaid expenses	682,404	173,350	—	855,754

Total current assets	12,000,834	5,437,335	—	17,438,169
Fixed assets	—	299,344,711	—	299,344,711
Accumulated depreciation	—	(103,333,993)	—	(103,333,993)

Net fixed assets	—	196,010,718	—	196,010,718
Non-current assets
Other assets	—	50,000	—	50,000
Deferred financing costs	4,445,409	—	—	4,445,409
Advances to subsidiaries	60,244,217	5,595,376	(65,839,593)	—
Investment in subsidiaries	144,712,780	—	(144,712,780)	—

Total assets	$221,403,240	$207,093,429	$(210,552,373)	$217,944,296

Accounts payable and other short term liabilities	$2,093,653	$—	$—	$2,093,653
Accrued expenses	2,449,839	848,880	—	3,298,719
Accrued payroll and benefits	2,578,145	—	—	2,578,145
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	357,648	—	357,648
Current portion of long-term debt	3,280,869	253,547	—	3,534,416

Total current liabilities	21,602,506	1,460,075	—	23,062,581
Non-current Liabilities
Advances from subsidiaries	5,595,376	60,244,217	(65,839,593)	—
Long-term debt, net of current portion	203,962,643	676,357	—	204,639,000

Total liabilities	231,160,525	62,380,649	(65,839,593)	227,701,581
Contributed capital	21,648,939	(6,012,897)	6,012,897	21,648,939
Retained earnings (accumulated deficit)	(31,406,224)	150,725,677	(150,725,677)	(31,406,224)

Total equity (deficit)	(9,757,285)	144,712,780	(144,712,780)	(9,757,285)

Total liabilities and equity (deficit)	$221,403,240	$207,093,429	$(210,552,373)	$217,944,296

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$77,536,827	$—	$77,536,827
Hotel	—	13,475,019	—	13,475,019
Food and beverage	—	14,953,253	—	14,953,253
Recreation and other	—	20,576,831	—	20,576,831

Gross revenue	—	126,541,930	—	126,541,930
Less-promotional allowances	44,849	2,060,407	—	2,105,256

Net revenue	(44,849)	124,481,523	—	124,436,674
Operating expenses:
Gaming	—	26,646,532	—	26,646,532
Hotel expenses	—	4,434,224	—	4,434,224
Food and beverage	—	15,348,515	—	15,348,515
Recreation and other	—	14,908,202	—	14,908,202
Marketing	—	10,004,622	—	10,004,622
General and administrative	7,990,808	3,399,029	—	11,389,837
Health insurance — medical	—	2,117,140	—	2,117,140
401K	—	856,565	—	856,565
Mescalero Apache Telecom	—	197,040	—	197,040
Tribal Regulatory Fees	—	2,400,000	—	2,400,000
Depreciation and amortization	—	16,061,087	—	16,061,087
Loss on disposal of assets	63,847	—	—	63,847

Total operating expenses	8,054,655	96,372,956	—	104,427,611
Operating income (loss)	(8,099,504)	28,108,567	—	20,009,063
Other income (expense)
Interest income	189,391	—	—	189,391
Interest expense	(26,419,780)	—	—	(26,419,780)
Income from subsidiaries	28,108,567	—	(28,108,567)	—
Other income (expense)	47,526	—	—	47,526

Total other income (expense)	1,925,704	—	(28,108,567)	(26,182,863)

Net income (loss)	$(6,173,800)	$28,108,567	$(28,108,567)	$(6,173,800)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended April 30, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,173,800)	$28,108,567	$(28,108,567)	$(6,173,800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,625,244	16,039,332	—	17,664,576
Loss on disposal of fixed assets	—	63,857	—	63,857
Changes in assets and liabilities:
Accounts receivable, net of allowance	(18,446)	(9,422)	—	(27,868)
Inventories	(74,402)	(199,026)	—	(273,428)
Prepaid expenses	(87,926)	(173,350)	—	(261,276)
Other long term assets	50,000	12,500	—	62,500
Accounts payable	631,740	—	—	631,740
Accrued expenses, payroll and benefits	(447,242)	139,170	—	(308,072)
Deposits and advanced payments	—	(81,011)	—	(81,011)

Net cash provided by (used in) operating activities	(4,494,832)	43,900,617	(28,108,567)	11,297,218

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(1,298,349)	—	(1,298,349)
Investment in subsidiaries	(28,108,567)	—	28,108,567	—

Net cash used by investing activities	(28,108,567)	(1,298,349)	28,108,567	(1,298,349)

Cash flows from financing activities:
Advances to (from) affiliates	42,597,824	(42,597,824)	—	—
Principal payments on long-term debt, net	(3,715,742)	(233,664)	—	(3,949,406)
Distributions to Mescalero Apache Tribe	(8,004,000)	—	—	(8,004,000)

Net cash provided by (used in) financing activities	30,878,082	(42,831,488)	—	(11,953,406)

Net decrease in cash and cash equivalents	(1,725,317)	(229,220)	—	(1,954,537)
Cash and cash equivalents, beginning of period	12,808,711	4,120,919	—	16,929,630

Cash and cash equivalents, end of period	$11,083,394	$3,891,699	$—	$14,975,093

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$12,808,711	$4,120,919	$—	$16,929,630
Accounts receivable, net	—	539,368	—	539,368
Inventories	142,188	624,470	—	766,658
Prepaid expenses	594,478	—	—	594,478

Total current assets	13,545,377	5,284,757	—	18,830,134
Fixed assets	—	298,091,568	—	298,091,568
Accumulated depreciation	—	(87,565,430)	—	(87,565,430)

Net fixed assets	—	210,526,138	—	210,526,138
Non-current assets
Other assets	50,000	62,500	—	112,500
Deferred financing costs	6,070,653	—	—	6,070,653
Advances to subsidiaries	127,127,006	30,169,761	(157,296,767)	—
Investment in subsidiaries	116,604,213	—	(116,604,213)	—

Total assets	$263,397,249	$246,043,156	$(273,900,980)	$235,539,425

Accounts payable and other short term liabilities	$1,461,913	$—	$—	$1,461,913
Accrued expenses	3,256,347	709,710	—	3,966,057
Accrued payroll and benefits	2,218,879	—	—	2,218,879
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	438,659	—	438,659
Current portion of long-term debt	3,426,322	232,956	—	3,659,278

Total current liabilities	21,563,461	1,381,325	—	22,944,786
Non-current liabilities
Advances from subsidiaries	30,169,761	127,127,006	(157,296,767)	—
Long-term debt, net of current portion	207,243,512	930,612	—	208,174,124

Total liabilities	258,976,734	129,438,943	(157,296,767)	231,118,910
Contributed capital	29,652,939	(6,012,897)	6,012,897	29,652,939
Retained earnings (accumulated deficit)	(25,232,424)	122,617,110	(122,617,110)	(25,232,424)

Total equity	4,420,515	116,604,213	(116,604,213)	4,420,515

Total liabilities and equity	$263,397,249	$246,043,156	$(273,900,980)	$235,539,425

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$76,473,428	$—	$76,473,428
Hotel	—	13,471,771	—	13,471,771
Food and beverage	—	13,939,008	—	13,939,008
Recreation and other	16,257	23,206,051	—	23,222,308

Gross revenue	16,257	127,090,258	—	127,106,515
Less-promotional allowances	3,974	2,250,733	—	2,254,707

Net revenue	12,283	124,839,525	—	124,851,808
Operating expenses
Gaming	75,569	26,300,809	—	26,376,378
Hotel expenses	—	4,657,790	—	4,657,790
Food and beverage	—	14,215,130	—	14,215,130
Recreation and other	—	13,861,765	—	13,861,765
Marketing	—	8,815,853	—	8,815,853
General and administrative	7,757,442	3,434,730	—	11,192,172
Health insurance — medical	—	2,291,743	—	2,291,743
401K	—	315,404	—	315,404
Mescalero Apache Telecom	—	199,573	—	199,573
Tribal Regulatory Fees	—	2,400,000	—	2,400,000
Depreciation and amortization	—	18,169,528	—	18,169,528
Loss on disposal of assets	—	7,439	—	7,439

Total operating expenses	7,833,011	94,669,764	—	102,502,775
Operating income (loss)	(7,820,728)	30,169,761	—	22,349,033
Other income (expense)
Interest income	286,823	—	—	286,823
Interest expense	(26,648,687)	—	—	(26,648,687)
Income from subsidiaries	30,169,761	—	(30,169,761)	—
Other income (expense)	48,076	—	—	48,076

Total other Income (expense)	3,855,973	—	(30,169,761)	(26,313,788)

Net income (loss)	$(3,964,755)	$30,169,761	$(30,169,761)	$(3,964,755)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,964,755)	$30,169,761	$(30,169,761)	$(3,964,755)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,625,244	18,792,550	—	20,417,794
Loss on disposal of assets	—	7,439	—	7,439
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable, net of allowance	4,421	21,631	—	26,052
Inventories	(142,188)	185,319	—	43,131
Prepaid expenses	(259,818)	38,114	—	(221,704)
Other long term assets	—	(70,497)	—	(70,497)
Accounts payable	(1,144,757)	—	—	(1,144,757)
Accrued expenses, payroll and benefits	(5,616,324)	1,040,916	—	(4,575,408)
Deposits and advance payments	—	66,189	—	66,189

Net cash provided by (used in) operating activities	(9,498,177)	50,251,442	(30,169,761)	10,583,484
Cash flows from investing activities:

Purchase of property, plant and equipment	—	(472,204)	—	(472,204)
Construction accounts payable	—	(1,044,426)	—	(1,044,426)
Investment in subsidiaries	(41,412,095)	—	41,412,095	—

Net cash used by investing activities	(41,412,095)	(1,516,630)	41,412,095	(1,516,630)

Cash flows from financing activities:
Cash held from construction payments	18,171,534	—	—	18,171,534
Advances to (from) affiliates	57,710,310	(46,467,976)	(11,242,334)	—
Principal payments on long-term debt, net	(293,933)	(3,803,040)	—	(4,096,973)
Distributions to Mescalero Apache Tribe	(22,980,157)	—	—	(22,980,157)

Net cash used in (provided by) financing activities	52,607,754	(50,271,016)	(11,242,334)	(8,905,596)

Net (decrease) increase in cash and cash equivalents	1,697,482	(1,536,224)	—	161,258
Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$12,808,711	$4,120,919	$—	$16,929,630

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11,111,229	$5,657,143	$—	$16,768,372
Restricted cash and cash equivalents	18,171,534	—	—	18,171,534
Accounts receivable, net	4,421	560,999	—	565,420
Inventories	—	809,789	—	809,789
Prepaid expenses	334,660	38,114	—	372,774

Total current assets	29,621,844	7,066,045	—	36,687,889
Fixed assets	2,371,311	297,948,825	—	300,320,136
Depreciation	(251,806)	(71,133,856)	—	(71,133,856)

Net fixed assets	2,119,505	226,814,969	—	228,934,474
Non-current Assets
Other assets	50,000	(7,997)	—	42,003
Deferred financing costs	7,695,897	—	—	7,695,897
Advances to subsidiaries	186,971,842	29,885,898	(216,857,740)	—
Investment in subsidiaries	75,288,309	—	(75,288,309)	—

Total assets	$301,747,397	$263,758,915	$(292,146,049)	$273,360,263

Accounts payable and other short term liabilities	$2,606,670	$—	$—	$2,606,670
Construction accounts payable	2,274,874	—	—	2,274,874
Accrued expenses, including payroll and benefits	11,090,735	(330,391)	—	10,760,344
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	815	371,655	—	372,470
Current portion of long-term debt	3,039,808	210,521	—	3,250,329

Total current liabilities	30,212,902	251,785	—	30,464,687
Non-current liabilities
Advances from subsidiaries	29,885,898	186,971,842	(216,857,740)	—
Long-term debt, net of current portion	210,283,170	1,246,979	—	211,530,149

Total liabilities	270,381,970	188,470,606	(216,857,740)	241,994,836
Contributed capital	52,633,096	(19,109,994)	19,109,994	52,633,096
Retained earnings (deficit)	(21,267,669)	94,398,303	(94,398,303)	(21,267,669)

Total equity	31,365,427	75,288,309	(75,288,309)	31,365,427

Total liabilities and equity	$301,747,397	$263,758,915	$(292,146,049)	$273,360,263

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2006

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended April 30, 2006

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,267,669)	$13,372,891	$(13,372,891)	$(21,267,669)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,625,244	17,779,316	—	19,404,560
Changes in assets and liabilities:
Accounts receivable, net of allowance	376,446	(364,390)	—	12,056
Inventories	—	619,717	—	619,717
Prepaid expenses	765,487	(278,072)	—	487,415
Other long term assets	74,991	78,219	—	153,210
Accounts payable	(66,837)	—	—	(66,837)
Accrued expenses, payroll and benefits	4,174,122	(4,419,440)	—	(245,318)
Deposits and advance payments	—	(624,895)	—	(624,895)

Net cash provided by (used in) operating activities	(14,318,216)	26,163,346	(13,372,891)	(1,527,761)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(16,160,575)	1,391,482	(14,769,093)
Construction accounts payable	(5,870,860)	—	—	(5,870,860)
Investment in subsidiaries	(13,372,891)	—	13,372,891	—

Net cash used by investing activities	(19,243,751)	(16,160,575)	14,764,373	(20,639,953)

Cash flows from financing activities:
Cash held from construction payments	17,699,152	—	—	17,699,152
Advances to (from) affiliates	18,859,985	(17,468,503)	(1,391,482)	—
Principal borrowings on long-term debt	15,420,363	—	—	15,420,363
Principal payments on long-term debt, net	(2,321,009)	(70,687)	—	(2,391,696)
Distributions to Mescalero Apache Tribe	(5,510,254)	—	—	(5,510,254)

Net cash used by (provided by) financing activities	44,148,237	(17,539,190)	(1,391,482)	25,217,565

Net (decrease) increase in cash and cash equivalents	10,586,270	(7,536,419)	—	3,049,851
Cash and cash equivalents, beginning of period	524,959	13,193,562	—	13,718,521

Cash and cash equivalents, end of period	$11,111,229	$5,657,143	$—	$16,768,372

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, June 15, 2003 and June 15, 2003, respectively.

3.2*	Charter of the Management Board of IMG Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/Worth Group, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4	Employment Agreement between the Mescalero Apache Tribe and Pamela Gallegos (filed herewith).

10.5**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

14.1**	Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort and Casino.

14.2**	Code of Ethics for Principal Executive Officer and Senior Financial Officer.

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney (Included with Signature Page).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to IMG Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.