Form 10-Q
period 2008-07-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2008-09-15
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2008

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of April 30,	As of July 31,
	2008	2008 (unaudited)
Current assets
Cash and cash equivalents	$14,975,093	$11,367,692
Accounts receivable, net of allowance for doubtful accounts	567,236	595,131
Tribal accounts receivable	—	191,750
Inventories	1,040,086	960,983
Prepaid expenses and other assets	855,754	990,266

Total current assets	17,438,169	14,105,822
Non-current assets
Property plant and equipment	299,344,711	299,404,094
Accumulated depreciation	(103,333,993)	(106,037,321)

Property plant and equipment, net	196,010,718	193,366,773
Other assets	50,000	263,502
Deferred financing costs	4,445,409	4,039,098
Storm recovery receivable	—	1,100,000

Total Assets	$217,944,296	$212,875,195

Liabilities and Deficit
Current liabilities
Accounts payable	$2,093,653	$2,603,825
Accrued expenses	3,298,719	3,880,700
Accrued payroll and benefits	2,578,145	2,199,996
Accrued interest	11,200,000	5,200,000
Advanced deposits	357,648	1,003,523
Current portion of long-term debt	3,534,414	3,603,080

Total current liabilities	23,062,579	18,491,124
Non-current liabilities
Long-term debt, net of current portion	204,639,002	203,711,719

Total liabilities	227,701,581	222,202,843
Deficit
Contributed capital	21,648,939	19,647,938
Accumulated deficit	(31,406,224)	(28,975,586)

Total deficit	(9,757,285)	(9,327,648)

Total liabilities and deficit	$217,944,296	$212,875,195

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended
	July 31, 2007	July 31, 2008
Revenues:
Gaming	$22,000,709	$21,439,995
Hotel	4,121,358	4,104,367
Food and Beverage	4,009,257	3,866,700
Recreation and other	4,378,966	4,232,600

Gross Revenue	34,510,290	33,643,662
Less-Promotional Allowances	681,608	256,784

Net Revenue	33,828,682	33,386,878

Operating Expenses
Gaming	7,353,458	7,346,919
Hotel expenses	1,226,922	1,421,946
Food and beverage	3,881,886	3,885,545
Recreation and other	3,749,389	3,589,158
Marketing	2,211,712	1,764,509
General and administrative	2,249,936	2,889,575
Health Insurance — Medical	549,849	548,323
Mescalero Apache 401K	221,286	226,683
Mescalero Apache Telecom	51,002	51,086
Tribal Regulatory Fees	600,000	600,000
Depreciation	4,235,364	3,076,918
Storm Costs (Note 11)	—	62,227
Insurance reimbursement on storm loss (Note 11)	—	(1,100,000)
Loss on disposal of assets	63,847	46,118

Total Operating Expenses	26,394,651	24,409,007

Operating Income	7,434,031	8,977,871

Other Income (Expense)
Interest Income	47,942	12,271
Interest Expense	(6,622,871)	(6,559,504)

Total Other (Expense)	(6,574,929)	(6,547,233)

Net Income	$859,102	$2,430,638

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended	Three Months Ended
	July 31, 2007	July 31, 2008
Cash flows from operating activities
Net income	$859,102	$2,430,638

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,641,675	3,498,170
Loss on disposal of fixed assets	63,847	46,118
Changes in assets and liabilities:
Accounts receivable	(287,060)	(27,895)
Tribal accounts receivable	—	(191,750)
Inventories	(247,273)	79,103
Prepaid expenses	(244,582)	(134,512)
Storm recovery receivable	—	(1,100,000)
Other long-term assets	(162,575)	(213,502)
Accounts payable	671,867	510,172
Accrued expenses, payroll and benefits	(402,060)	203,832
Accrued interest payable	(6,000,000)	(6,000,000)
Deposits and advance payments	764,384	645,875

Net cash used in operating activities	(342,675)	(253,751)

Cash flows from investing activities:
Purchase of property, plant and equipment	(426,050)	(494,032)

Net cash used in investing activities	(426,050)	(494,032)

Cash flows from financing activities:
Principal payments on long-term debt	(1,022,296)	(858,617)
Distributions to Mescalero Apache Tribe	(2,001,001)	(2,001,001)

Net cash used in financing activities	(3,023,297)	(2,859,618)

Net decrease in cash and cash equivalents	(3,792,022)	(3,607,401)
Cash and cash equivalents, beginning of period	16,929,630	14,975,093

Cash and cash equivalents, end of period	$13,137,608	$11,367,692

Supplemental cash flow information:
Cash paid for interest	$12,216,560	$12,153,193

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$289,420	$—

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
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows as of the and for the three month periods July 31, 2007 and 2008; and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2008.
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $4,445,409 million as of April 30, 2008 and $4,039,098 million as of July 31, 2008.
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
During the three months ended July 31, 2008, IMG Resort and Casino recorded an impairment charge of $46,118 related to storm damage. (See Note 11)

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino’s senior notes, and capital leases, fair value at April 30, 2008 was $211.5 million and $208.0 million at July 31, 2008.
Contributed Capital
Contributed capital represents contributions from and distributions to the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, and (ii) forgiveness of debt from the Inn to the Tribe, and (iii) allocated pension costs related to the Tribes Defined Benefit Plan (see Note 7).
Revenues
In accordance with gaming industry practice, IMG Resort and Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $250,448 at April 30, 2008 and $288,682 at July 31, 2008.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were $681,608 and $256,784 for the three months ended July 31, 2007 and July 31, 2008.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled $1,046,957 at April 30, 2008 and $1,063,798 at July 31, 2008.
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
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Quarter Ended July 31,
	2007	2008
Rooms	$122,543	$25,792
Food and beverage	242,670	159,905
Other	14,225	(20)

	$379,438	$185,677

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended July 31, 2007 and 2008 were $2.2 million and $1.8 million respectively.
Tribal Taxes
IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $600,000 and $600,000 in expenses for school taxes to the Tribe for the three month periods ended July 31, 2007 and July 31, 2008, respectively.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 was effective for the Company as of May 1, 2008 and the adoption of this standard did not have a material effect on IMG Resort and Casino’s financial statements.
In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 will be applied prospectively.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. The adoption of this standard did not have a material effect on IMG Resort and Casino’s financial statements.

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
The allowance for doubtful accounts was $17,522 as of April 30, 2008 and $12,745 as of July 31, 2008.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	April 30, 2008	July 31, 2008
Food and beverage	$219,709	$240,148
Golf and pro shop	113,058	77,952
Gift shops, fuel and other	707,319	642,883

Inventories	$1,040,086	$960,983

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	April 30, 2008	July 31, 2008
Land	$538,894	$538,894
Buildings,	209,507,247	209,507,247
Lifts and Snowmaking equipment	8,421,750	8,002,042
Non-gaming equipment, furniture and other	51,819,539	51,921,036
Gaming equipment	20,869,501	20,869,501
Leasehold and land improvements, lake and golf course	8,072,925	8,072,925

Subtotal	$299,229,856	$298,911,645
Less accumulated depreciation and amortization	(103,333,993)	(106,037,321)

Property, plant and equipment, net	195,895,863	192,874,324
Construction in progress (CIP)	114,855	492,449

Net Property, plant and equipment	$196,010,718	$193,366,773

During the three months ended July 31, 2008, IMG Resort and Casino recorded an impairment charge of $46,118 related to storm damage. (See Note 11)
NOTE 5—LONG-TERM DEBT
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
In connection with the IMG Resort and Casino’s issuing the Notes pursuant to an underlying Indenture (“Indenture”), IMG Resort and Casino entered into a Cash Collateral and Disbursement Agreement dated November 3, 2003 (the “Cash Collateral Agreement”), by and among U.S. Bank National Association, as disbursement agent, securities intermediary and depositary bank, U.S. Bank National Association, as trustee (“Trustee”) under the Indenture, Professional Associates Construction Services, Inc., a California corporation, the Tribe and certain unincorporated entities of the Tribe as guarantors pursuant to a certain Guaranty Agreement. Pursuant to the Cash Collateral Agreement, certain amounts were placed in reserve accounts (i) to finance the design, development, construction, equipment and operations of phase II of its two-phase construction project, which was comprised of the Inn of the Mountain Gods Resort and Casino, including a casino, hotel and certain related amenities (the “Project”), (ii) for payment of the first three interest payments due on the Notes, (iii) to fund a Compact Dispute Resolution and, after all funds in the construction disbursement account have been exhausted, to finance completion of the Project, including the furnishing, fixturing and equipping thereof, and (iv) from the other accounts established under the Cash Collateral Agreement for the purposes set forth therein. Following the projection completion date, as set forth and defined in the Cash Collateral Agreement, IMG Resort and Casino submitted to the disbursement agent, the Trustee and the independent construction consultant a final disbursement request pertaining to the amounts requested for disbursement, together with all required schedules and certifications. The final disbursement was made from the construction reserve account on or about August 17, 2006 in the amount of $13,881,000 to the Tribe and $2,000,000 to Centex/Worth Group, LLC. The Tribe and IMG Resort and Casino have entered into a Settlement and Assignment Agreement (“Settlement Agreement”) dated July 10, 2006 with Centex/Worth Group, LLC, the contractor of the Project, and Centex Construction, LLC, the Subcontractor of the Project, whereby the Tribe (through the final disbursement request) paid the Contractor $2,000,000 from the construction reserve account to settle certain claims against various parties, including the subcontractor. In addition, the Tribe and IMG Resort and Casino assigned various causes of action they had against various parties involved with the construction of the project to the contractor.
The Indenture contains covenants that limit, among other things, IMG Resort and Casino and the guarantors’ ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. As of the date hereof, IMG Resort and Casino is in compliance with all covenants required in the Indenture.
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2008, $15.0 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment. Long-term debt at April 30, 2008 and July 31, 2008 is summarized as follows:

	April 30, 2008	July 31, 2008
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	929,904	868,168
Capital Equipment Loans with Key Equipment. Five (5) year term, interest ranging from 7.55% to 8.18%	7,243,512	6,446,631

	208,173,416	207,314,799
Less current portion	(3,534,414)	(3,603,080)

Long-term portion	$204,639,002	$203,711,719

The maturities of long-term debt as of July 31, 2008 are as follows (in thousands):

2009 (nine months)	2,676
2010	203,817
2011	721
2012	101

$207,315

Total interest incurred for the three months ended July 31, 2007 and 2008 was $6.6 million and $6.6 million, respectively.
NOTE 6—GAMING REVENUE SHARING AND REGULATORY FEES
The Tribe regulates IMG Resort and Casino’s gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (the “Commission”). The Commission reports directly to the Tribal Council of the Tribe. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been properly accrued for the State of New Mexico Gaming Commission of $588,000.
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
On April 20, 2004, the Tribe and the State entered into a settlement agreement which resolved all of their disputes regarding the Compact. Under the settlement agreement, the State and the Tribe agreed that they would enter into a new gaming compact, (the “2001 Compact”), and that the Tribe would pay the State $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. On June 1, 2004, the Tribe and the State entered into the 2001 Compact. On June 22, 2004, the Department of Interior approved the 2001 Compact. On April 20, 2004, the IMG Resort and Casino paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement.
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
NOTE 7 — EMPLOYEE BENEFITS
In connection with the issuance of the Notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement, which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, worker’s compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG Resort and Casino reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.
The Tribe sponsors a federally compliant 401(k) savings plan, which covers substantially all employees who worked for IMG Resort and Casino for at least 120 days and attained 18 years of age. This plan became effective January 1, 2007. IMG Resort and Casino matches employee contribution up to 4%. Qualified employees who had been employed for less than 120 days at the effective date had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $221,286 for the quarter ended July 31, 2007 and $226,683 for the quarter ended July 31, 2008. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2007 and 2008 for an employee who is under 50 years old, is $15,500 and for an employee who is over 50 years old, is $20,500.

NOTE 8—RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the three months ended July 31, 2007 and 2008. (See Note 11)
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $823,000 and $849,000 for the three months ended July 31, 2007 and 2008, respectively.
The Tribe maintains worker’s compensation insurance coverage under a retrospective rated policy whereby premiums and catastrophic cases are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino’s and the Resorts’ employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe, the IMG Resort and Casino and the Resorts has monitored their claims and loss experiences. Workers compensation insurance coverage, combined with the Tribe and IMG Resort and Casino’s causality and liability claims have been below projected levels and properly accrued for.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Matters
The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect the IMG Resort and Casino’s financial position or the results of its operations.
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the three months ended July 31, 2007 and July 31, 2008 were $0 and $0 respectively.
Employment Agreements
On September 2, 2008, the IMG Resort and Casino and Mr. Daniel McCue entered into an agreement whereby the IMG Resort and Casino hired Mr. McCue as the Chief Financial Officer of IMG Resort and Casino, effective as of September 1, 2008. Mr. McCue’s employment agreement expires on September 1, 2011 and he will earn an annual base salary of $200,000.
On June 2, 2008, the IMG Resort and Casino and Mr. Douglas Lentz entered into an agreement whereby the IMG Resort and Casino hired Mr. Lentz as the Chief Operating Officer of IMG Resort and Casino, effective as of June 1, 2008. Mr. Lentz will serve for a term of three years and will earn an annual base salary of $275,000.
On August 1, 2007, the IMG Resort and Casino and Ms. Pamela Gallegos entered into an agreement whereby the IMG Resort and Casino hired Ms. Gallegos as the Director of Finance of the IMG Resort and Casino, effective as of August 7, 2008. Ms. Gallegos’ employment agreement expires on July 31, 2010 and she will earn an annual base salary of $176,000.
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

The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $51,000 and $51,000 for the three months ended July 31, 2007 and 2008, respectively.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this health and dental insurance. IMG Resort and Casino paid the Tribe approximately $823,000 and $849,000 for the quarters ended July 31, 2007 and 2008, respectively.
Tribal Hunts Accounts Receivable
The Natural Resource Sub-Committee of the Mescalero Apache Tribal Council approved the Hunting Proclamation for this fiscal year’s Mescalero Big Game Hunts (“MBGH”). In addition to the hunting permits required for the IMG Resort and Casino operation of the MBGH, this proclamation included some additional elk permits that were to be sold separately from the package hunts to raise revenue for the Tribe. These additional permits are projected to bring in an additional $200,000 for the hunting season. IMG Resort and Casino advanced the $200,000 to the Tribe and is collecting the fees for those additional permits. The Tribe will reimburse IMG Resort and Casino for any unsold permits at the end of the calendar year.
NOTE 11—STORM RECOVERY
In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment.  Preliminary estimates to repair and/or replace the damage range from $3.8 million to $4.3 million, of which the final total cannot be determined at this time.  A majority of assets that were damaged or destroyed were fully or nearly fully depreciated.
On September 4, 2008, IMG Resort and Casino’s insurance carrier agreed to provide at least $1.0 million of coverage for the damage that occurred as a result of the flooding.  Additionally, FEMA had deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy, which is $100,000. Accordingly, this $1.1 million amount has been accrued as a receivable as of July 31, 2008.  These and any further proceeds will be used to replace damaged equipment, building and land and will be capitalized to property and equipment.
The net book value of assets written off as a result of the flood was $0.05 million. As of July 31, 2008, IMG Resort and Casino has incurred approximately $0.06 million in costs associated with the storm recovery, which includes payroll, supplies and immediate repairs.

NOTE 12—OPERATING SEGMENTS
The IMG Resort and Casino has four operating segments and a consolidating segment: gaming at the IMG Resort and Casino, Gaming at the Travel Center Casino, Ski, and all other non-gaming. The Gaming segments include the activities of the two casinos. The Ski segment includes ski lifts and ski school at Ski Apache. The Non-Gaming segment includes the hotel, hunts, golf, food and beverage, banquets, conferences, retail shops, convenience store and truck stop fuel sales.
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
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION

	$(000s)
Three Months ended:	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
July 31, 2007
Net Revenue	$13,545	$8,441	$14	$12,118	$(289)	$33,829
Operating Income (Loss)	10,629	6,779	(112)	3,445	(13,307)	7,434
Depreciation Expense	—	—	—	—	4,235	4,235
Interest Expense	—	—	—	—	(6,623)	(6,623)
Interest Income	—	—	—	—	48	48

July 31, 2008
Net Revenue	$12,840	$8,463	$1	$12,109	$(26)	$33,387
Operating Income (Loss)	9,903	6,765	(1)	3,210	(10,899)	8,978
Depreciation Expense	—	—	—	—	3,077	3,077
Interest Expense	—	—	—	—	(6,560)	(6,560)
Interest Income	—	—	—	—	12	12
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
Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for IMG Resort and Casino and the wholly owned Guarantors of the Notes. This consolidating financial information has been prepared from the books and records maintained by IMG Resort and Casino and the wholly-owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the wholly owned Guarantors operated as independent entities. The separate financial statements of the wholly-owned Guarantors are not presented because management has determined they would not be material to investors.

The following consolidating information is presented as of July 31, 2008 and of April 30, 2008 and for the three months ended July 31, 2008 and 2007.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of July 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$7,265,648	$4,102,044	$—	$11,367,692
Accounts receivable	19,483	575,648	—	595,131
Tribal accounts receivable	191,750	—	—	191,750
Inventories	200,253	760,730	—	960,983
Prepaid expenses	990,266	—	—	990,266

Total current assets	8,667,400	5,438,422	—	14,105,822
Fixed assets	—	299,404,094	—	299,404,094
Accumulated depreciation	—	(106,037,321)	—	(106,037,321)

Net fixed assets	—	193,366,773	—	193,366,773
Non-current assets
Other assets	—	263,502	—	263,502
Deferred financing costs	4,039,098	—	—	4,039,098
Storm recovery receivable	1,100,000	—	—	1,100,000
Advances to subsidiaries	51,402,586	10,279,927	(61,682,513)	—
Investment in subsidiaries	154,992,707	—	(154,992,707)	—

Total assets	$220,201,791	$209,348,624	$(216,675,220)	$212,875,195

Accounts payable	$2,603,825	$—	$—	$2,603,825
Accrued expenses	2,799,059	1,081,641	—	3,880,700
Accrued payroll and benefits	2,199,996	—	—	2,199,996
Accrued interest	5,200,000	—	—	5,200,000
Advanced deposits	—	1,003,523	—	1,003,523
Current portion of long-term debt	3,344,107	258,973	—	3,603,080

Total current liabilities	16,146,987	2,344,137	—	18,491,124
Non-current Liabilities
Advances from subsidiaries	10,279,927	51,402,586	(61,682,513)	—
Long-term debt, net of current portion	203,102,525	609,194	—	203,711,719

Total liabilities	229,529,439	54,355,917	(61,682,513)	222,202,843
Contributed capital	19,647,938	(6,012,897)	6,012,897	19,647,938
Retained earnings (accumulated deficit)	(28,975,586)	161,005,604	(161,005,604)	(28,975,586)

Total equity (deficit)	(9,327,648)	154,992,707	(154,992,707)	(9,327,648)

Total liabilities and equity (deficit)	$220,201,791	$209,348,624	$(216,675,220)	$212,875,195

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 31, 2008
(Unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$21,439,995	$—	$21,439,995
Hotel	—	4,104,367	—	4,104,367
Food and beverage	—	3,866,700	—	3,866,700
Recreation and other	—	4,232,600	—	4,232,600

Gross revenue	—	33,643,662	—	33,643,662
Less-promotional allowances	15,402	241,382	—	256,784

Net revenue	(15,402)	33,402,280	—	33,386,878
Operating expenses:
Gaming	—	7,346,919	—	7,346,919
Hotel expenses	—	1,421,946	—	1,421,946
Food and beverage	—	3,885,545	—	3,885,545
Recreation and other	—	3,589,158	—	3,589,158
Marketing	—	1,764,509	—	1,764,509
General and administrative	2,370,546	519,029	—	2,889,575
Health insurance — medical	—	548,323	—	548,323
Mescalero Apache 401K	—	226,683	—	226,683
Mescalero Apache Telecom	—	51,086	—	51,086
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	3,076,918	—	3,076,918
Storm Costs	16,108	46,119	—	62,227
Insurance reimbursement on storm loss	(1,100,000)	—	—	(1,100,000)
Loss on disposal of assets	—	46,118	—	46,118

Total operating expenses	1,286,654	23,122,353	—	24,409,007
Operating income (loss)	(1,302,056)	10,279,927	—	8,977,871
Other income (expense)
Interest income	12,271	—	—	12,271
Interest expense	(6,559,504)	—	—	(6,559,504)
Income from subsidiaries	10,279,927	—	(10,279,927)	—

Total other income (expense)	3,732,694	—	(10,279,927)	(6,547,233)

Net income	$2,430,638	$10,279,927	$(10,279,927)	$2,430,638

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended July 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,430,638	$10,279,927	$(10,279,927)	$2,430,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	406,311	3,091,859	—	3,498,170
Loss on disposal of fixed assets	—	46,118	—	46,118
Changes in assets and liabilities:
Accounts receivable	(1,037)	(26,858)	—	(27,895)
Tribal accounts receivable	(191,750)	—	—	(191,750)
Inventories	16,337	62,766	—	79,103
Prepaid expenses	(307,862)	173,350	—	(134,512)
Storm recovery receivable	(1,100,000)	—	—	(1,100,000)
Other long term assets	—	(213,502)	—	(213,502)
Accounts payable	510,172	—	—	510,172
Accrued expenses, payroll and benefits	(28,929)	232,761	—	203,832
Interest payable	(6,000,000)	—	—	(6,000,000)
Deposits and advanced payments	—	645,875	—	645,875

Net cash provided by (used in) operating activities	(4,266,120)	14,292,296	(10,279,927)	(253,751)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(494,032)	—	(494,032)
Investment in subsidiaries	(10,279,927)	—	10,279,927	—

Net cash used by investing activities	(10,279,927)	(494,032)	10,279,927	(494,032)

Cash flows from financing activities:
Advances to (from) affiliates	13,526,182	(13,526,182)	—	—
Principal payments on long-term debt, net	(796,880)	(61,737)	—	(858,617)
Distributions to Mescalero Apache Tribe	(2,001,001)	—	—	(2,001,001)

Net cash provided by (used in) financing activities	10,728,301	(13,587,919)	—	(2,859,618)

Net increase (decrease) in cash and cash equivalents	(3,817,746)	210,345	—	(3,607,401)
Cash and cash equivalents, beginning of period	11,083,394	3,891,699	—	14,975,093

Cash and cash equivalents, end of period	$7,265,648	$4,102,044	$—	$11,367,692

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11,083,394	$3,891,699	$—	$14,975,093
Accounts receivable	18,446	548,790	—	567,236
Inventories	216,590	823,496	—	1,040,086
Prepaid expenses	682,404	173,350	—	855,754

Total current assets	12,000,834	5,437,335	—	17,438,169
Fixed assets	—	299,344,711	—	299,344,711
Accumulated depreciation	—	(103,333,993)	—	(103,333,993)

Net fixed assets	—	196,010,718	—	196,010,718
Non-current assets
Other assets	—	50,000	—	50,000
Deferred financing costs	4,445,409	—	—	4,445,409
Advances to subsidiaries	60,244,217	5,595,376	(65,839,593)	—
Investment in subsidiaries	144,712,780	—	(144,712,780)	—

Total assets	$221,403,240	$207,093,429	$(210,552,373)	$217,944,296

Accounts payable	$2,093,653	$—	$—	$2,093,653
Accrued expenses	2,449,839	848,880	—	3,298,719
Accrued payroll and benefits	2,578,145	—	—	2,578,145
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	357,648	—	357,648
Current portion of long-term debt	3,280,867	253,547	—	3,534,414

Total current liabilities	21,602,504	1,460,075	—	23,062,579
Non-current Liabilities
Advances from subsidiaries	5,595,376	60,244,217	(65,839,593)	—
Long-term debt, net of current portion	203,962,645	676,357	—	204,639,002

Total liabilities	231,160,525	62,380,649	(65,839,593)	227,701,581
Contributed capital	21,648,939	(6,012,897)	6,012,897	21,648,939
Retained earnings (accumulated deficit)	(31,406,224)	150,725,677	(150,725,677)	(31,406,224)

Total equity (deficit)	(9,757,285)	144,712,780	(144,712,780)	(9,757,285)

Total liabilities and equity (deficit)	$221,403,240	$207,093,429	$(210,552,373)	$217,944,296

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Quarter Ended July 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$22,000,709	$—	$22,000,709
Hotel	—	4,121,358	—	4,121,358
Food and Beverage	—	4,009,257	—	4,009,257
Recreation and other	—	4,378,966	—	4,378,966

Gross Revenue	—	34,510,290	—	34,510,290
Less-Promotional Allowances	295	681,313	—	681,608

Net Revenue	(295)	33,828,977	—	33,828,682
Operating Expenses
Gaming	—	7,353,458	—	7,353,458
Hotel expenses	—	1,226,922	—	1,226,922
Food and beverage	—	3,881,886	—	3,881,886
Recreation and other	—	3,749,389	—	3,749,389
Marketing	—	2,211,712	—	2,211,712
General and administrative	1,511,366	738,570	—	2,249,936
Health Insurance — Medical	—	549,849	—	549,849
Mescalero Apache 401K	—	221,286	—	221,286
Mescalero Apache Telecom	—	51,002	—	51,002
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	4,235,364	—	4,235,364
Loss on disposal of assets	63,847	—	—	63,847

Total Operating Expenses	1,575,213	24,819,438	—	26,394,651
Operating Income (Loss)	(1,575,508)	9,009,539	—	7,434,031
Other Income (Expense)
Interest Income	47,942	—	—	47,942
Interest Expense	(6,622,871)	—	—	(6,622,871)
Income from subsidiaries	9,009,539	—	(9,009,539)	—

Total Other Income (expense)	2,434,610	—	(9,009,539)	(6,574,929)

Net Income	$859,102	$9,009,539	$(9,009,539)	$859,102

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended July 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$859,102	$9,009,539	$(9,009,539)	$859,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	406,311	4,235,364	—	4,641,675
Loss on disposal of equipment	—	63,847	—	63,847
Changes in assets and liabilities:
Accounts receivable	(4,230)	(282,830)	—	(287,060)
Inventories	(151,743)	(95,530)	—	(247,273)
Prepaid expenses	(244,582)	—	—	(244,582)
Other long term assets	(50,000)	(112,575)	—	(162,575)
Accounts payable	671,867	—	—	671,867
Accrued expenses, payroll and benefits	(611,975)	209,915	—	(402,060)
Interest Payable	(6,000,000)	—	—	(6,000,000)
Deposits and advanced payments	—	764,384	—	764,384

Net cash provided by (used in) operating activities	(5,125,250)	13,792,114	(9,009,539)	(342,675)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(426,050)	—	(426,050)
Investment in subsidiaries	(9,009,539)	—	9,009,539	—

Net cash used by investing activities	(9,009,539)	(426,050)	9,009,539	(426,050)

Cash flows from financing activities:
Advances to (from) affiliates	12,496,846	(12,496,846)	—	—
Principal payments on long-term debt, net	(965,340)	(56,956)	—	(1,022,296)
Distributions to Mescalero Apache Tribe	(2,001,001)	—	—	(2,001,001)

Net cash used by (provided by) financing activities	9,530,505	(12,553,802)	—	(3,023,297)

Net (decrease) increase in cash and cash equivalents	(4,604,284)	812,262	—	(3,792,022)
Cash and cash equivalents, beginning of period	12,808,711	4,120,919	—	16,929,630

Cash and cash equivalents, end of period	$8,204,427	$4,933,181	$—	$13,137,608

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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of July 31, 2008, we had 55,000-square feet of combined gaming space featuring 1,464 slot machines and 45 table games between our facilities at the Inn of the Mountain Gods Resort and Casino, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
     Food and Beverage. The Resort features Wendell’s, a 116-seat casual and fine dining restaurant; Gathering of the Nations Buffet, a 260-seat buffet style restaurant; a 72-seat sports bar; a 80-seat night club featuring live entertainment and dancing; Wendell’s Lounge, a “piano” lounge featuring an oversized fireplace; and the Apache Summit BBQ, an 88-seat casual restaurant in the golf clubhouse. Casino Apache Travel Center features Smoky’Bs, a 130-seat casual dining restaurant and one sports bar. Ski Apache operates one main restaurant and five satellite food and beverage outlets.
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

     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $4.0 million as of July 31, 2008.
Results of Operations
Quarter Ended July 31, 2008 Compared to Quarter Ended July 31, 2007.
     Net Revenues. Net revenues decreased $0.4 million, or 1%, to $33.4 million for the quarter ended July 31, 2008 from $33.8 million for the quarter ended July 31, 2007. Gaming net revenues decreased $0.6 million, down 3% from the comparable prior period; food and beverage revenues decreased $0.1 million, or 4%, from the comparable prior period; hotel revenues remained flat at $4.1 million from a year ago. Recreation and other revenue for the 2008 period decreased $0.2 million, or 3%, from July 31, 2007. Promotional allowances decreased $0.4 million, or 62%, for the quarter ended July 31, 2008 compared to the quarter ended July 31, 2007 as part of a refined marketing strategy to award gaming patrons.
     Gaming. Net Gaming revenues decreased $0.6 million, or 3%, to $21.4 million for the quarter ended July 31, 2008 from $22.0 million for the quarter ended July 31, 2007. Slot revenues decreased to $19.7 million for the quarter ended July 31, 2008 from $20.7 million for the quarter ended July 31, 2007, a decrease of $1.0 million. Gross slot win per unit, per day was $146 for the quarter ended July 31, 2008 compared to $152 for the quarter ended July 31, 2007; the weighted average number of machines slightly declined to 1,462 for the quarter ended July 31, 2008 from 1,482 for the quarter ended July 31, 2007. Table games revenue increased $0.1 million, or 3%, to $3.0 million for the quarter ended July 31, 2008 from $2.9 million for the quarter ended July 31, 2007. Daily Net Win per Table for the quarter ended July 31, 2008 was $660 as compared to $642 for the same period a year ago, a 3% increase.
     Hotel. Hotel revenues for the quarters ended July 31, 2008 and 2007 remained flat at $4.1 million. Occupancy rates averaged 87%, an increase of 1%, for the quarter ended July 31, 2008, the average daily rate increased to $184, for the quarter ended July 31, 2008; as compared to $170 for the same period a year ago. Revenue per available room was $160 for the quarter ended July 31, 2008, a 9% increase.
     Food and Beverage. Food and beverage revenues decreased $0.1 million, or 3%, to $3.9 million for the quarter ended July 31, 2008 from $4.0 million for the quarter ended July 31, 2007 due to a decrease in covers.
     Recreation and Other. Recreation and other revenues decreased $0.2 million, or 5% to $4.2 million for the quarter ended July 31, 2008 compared to $4.4 million for the quarter ended July 31, 2007 due to a decrease in fuel sales.
     Promotional Allowances. Promotional allowances were $0.3 million for the quarter ended July 31, 2008 compared to $0.7 million for the quarter ended July 31, 2007, a decrease of $0.4 million or 57% due to a refined marketing plan which expends more in direct player rewards and less in broad based promotion more proportionately to their level of play and de-emphasizes broad based promotional activity which tends to concentrate returned values to a very limited numbers of patrons.
     Total Operating Expenses. Total operating expenses decreased $2.0 million from $24.4 million for the quarter ended July 31, 2008 from $26.4 million for the quarter ended July 31, 2007 due to decreases in various divisions throughout the organization.
     Gaming. Gaming expenses remained flat at $7.4 million for the quarters ended July 31, 2008 and 2007.
     Hotel. Hotel expenses increased $0.2 million to $1.4 million for the quarter ended July 31, 2008 from $1.2 million for the quarter ended July 31, 2007, due an increase in salaries and benefits. Hotel is running at a 65% profit for the quarter ended July 31, 2008 down 5% from the comparable prior 2007 period.
     Food and Beverage. Food and beverage expenses remained flat at $3.9 million for the quarters ended July 31, 2008 and 2007.
     Recreation and Other. Recreation and other costs decreased $0.2 million, or 5% to $3.6 million for the quarter ended July 31, 2008 from $3.8 million for the quarter ended July 31, 2007 due to a decrease in cost of goods sold in the areas of gas and diesel and merchandise.

     Marketing. Marketing costs decreased $0.4 million to $1.8 million for the quarter ended July 31, 2008 from $2.2 million for the quarter ended July 31, 2007 due a decrease in all areas of marketing expenses.
     General and Administrative. General and administrative expenses increased $0.7 million, or 32%, to $2.9 million for the quarter ended July 31, 2008 from $2.2 million for the quarter ended July 31, 2007. The increase in general and administrative expenses consisted of an increase in salaries attributed to a cost of living increase of $0.2 million, an increase in workman’s compensation due to a few catastrophic injuries of $0.09 million, overall increase in utilities of $0.06 million and decreased legal fees of $0.06 million.
     Health Insurance. Health insurance expenses remained flat at $0.5 million for the quarters ended July 31, 2008 and July 31, 2007.
     Mescalero Apache 401K. Mescalero Apache 401K expenses remained flat at $0.2 million for the quarters ended July 31, 2008 and 20007.
     Mescalero Apache Telecom. Mescalero Apache telecom expenses remained flat at $0.05 million for the quarters ended July 31, 2008 and 2007.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $0.6 million for the quarters ended July 31, 2008 and 2007.
     Depreciation. Depreciation decreased $1.1 million to $3.1 million for the quarter ended July 31, 2008 from $4.2 million for the quarter ended July 31, 2007 due to fully depreciated equipment.
     Storm Costs. Storm costs were $0.06 million for the quarter ended July 31, 2008. Storm costs are expenses related to the cost of repairing the damages as a result of severe flooding from heavy rain fall from the remnants of Hurricane Dolly on July 27, 2008. IMG Resort and Casino has an insurance policy that provides for up to $5.0 million in flood damage coverage with a $100,000 deductible. The insurance company has agreed to provide at least $1.0 million in coverage and FEMA has agreed to pay the $100,000 insurance deductible. Management currently anticipates that the losses incurred will use a large portion of the coverage limit. Management does not at this time believe that costs for the IMG Resort and Casino will exceed the policy limit. However management believes that depending on the insurance company’s findings on certain items, costs associated with the damages may exceed the $100,000 deductible.
     Income from Operations. Income from operations increased $1.6 million, or 22%, to $9.0 million for the quarter ended July 31, 2008 from $7.4 million for the quarter ended July 31, 2007 due to a decrease in operating expenses, as well as credit to expenses associated with storm recovery insurance reimbursement.
     Other Income (Expenses). Other non-operating expenses decreased $0.1 million to $6.5 million for the quarter ended July 31, 2008 from $6.6 million for the quarter ended July 31, 2007. Other income (expenses) is comprised primarily of interest income and interest expense along with other expenses.
Liquidity and Capital Resources
     As of July 31, 2008 and April 30, 2008, we had cash and cash equivalents of $11.4 million and $15.0 million, respectively. Our principal sources of liquidity for the quarter ended July 31, 2008 were cash used by operating activities of $0.3 million, $0.5 million used in investing activities and $2.9 million used in financing activities.
     Cash provided by operating activities was $0.3 million for the quarter ended July 31, 2008 which was consistent with the prior year due to an increase in net income net of non-cash insurance reimbursement.
     Cash used in investing activities for the quarter ended July 31, 2008 was $0.5 million which consisted of $0.35 million in construction in progress for snowmaking equipment and $0.05 million in computer equipment.
     Cash used in financing activities for the quarter ended July 31, 2008 was $2.9 million which consisted of $0.8 million in capital loans, $0.08 million in notes payable to BIA, and $2.0 million distributed to the Tribe.
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
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. As of July 31, 2008, accrued interest payable on the Notes was $5.2 million.
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
     On May 15, 2008, IMGRC made its $12.0 million coupon payment with cash from operations.
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
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of July 31, 2008, there is approximately $0.9 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of July 31, 2008, approximately $6.4 million remains outstanding.
Credit Rating
     On July 31, 2008, Moody’s Investors Service changed the rating outlook on IMG Resort and Casino to negative from stable, based on the expectation that the recent deterioration in EBITDA could continue in the current fiscal year due to economic challenges. The IMG Resort and Casino’s B3 corporate family, senior notes ratings was affirmed.

     On August 1, 2008, Standard & Poor’s Ratings Services revised its outlook on IMG Resort and Casino to negative from stable. The outlook revision reflects concerns surrounding recent negative operating trends, and an expectation that these negative trends will continue over the next few quarters, stemming from the current weak economic environment, and resulting in a deterioration of credit measures.
Off-Balance Sheet Arrangements
     As of July 31, 2008, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended July 31, 2008 or 2006, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of July 31, 2008, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of July 31, 2008, we held no derivative instruments.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings.
     None

Item 1A. Risk Factors.
Storm damage may delay the scheduled opening of Ski Apache.
Although management expects that Ski Apache will open on time for the upcoming ski season, the severe flooding which occurred due to weather remnants of Hurricane Dolly caused a substantial amount of damage to Ski Apache and could delay its’ scheduled opening. A delay in opening the entire facility or a portion of the facility could have a material adverse affect on our revenues.
IMG Resort and Casino’s insurance policy may fail to cover all of the storm damage.
The severe flooding which occurred due to weather remnants of Hurricane Dolly caused a substantial amount of damage to Ski Apache. IMG Resort and Casino has an insurance policy that provides for up to $5.0 million in flood damage coverage with a $100,000 deductible. There can be no assurance that the insurance company will not reject IMG Resort and Casino’s flood damage insurance claim in whole or in part, in which case IMG Resort and Casino would have to bear the costs of repairs or seek alternative funding sources for reimbursement of those costs. Further, there can be no assurance that the damage will not exceed the $5.0 million policy limit. If the policy limit is exceeded and IMG Resort and Casino fails to obtain reimbursement from an alternative funding source, IMG Resort and Casino will have to bear the cost for those repairs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
The Inn of the Mountain Gods Championship Golf Course and the Ski Apache basin experienced severe flooding due to weather remnants of Hurricane Dolly the weekend of July 26, 2008. The golf course lost two bridges and portions of three holes were damaged. The golf course damage caused a partial closure of the course for a period of six days after the hurricane.
Ski Apache received a substantial amount of damage during this hurricane. Several buildings, ski runs, as well as a number of utilities were damaged. The Ski Apache staff along with representatives of the US Forest Service Assessment Team are continuing to assess and repair the damage to Ski Apache. Management believes that all of the damage from this event will be repaired prior to the beginning of the scheduled ski season this fall and that there will not be any impact on operations of the ski facility.
IMG Resort and Casino has an insurance policy that provides for up to $5.0 million in flood damage coverage with a $100,000 deductible. Management currently anticipates that the losses occurred will use a large portion of the coverage limit. Management does not at this time believe that costs for the IMG Resort and Casino will exceed the policy limit. However management believes that depending on the insurance company’s findings on certain items, costs associated with the damages may exceed the $100,000 deductible.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: September 15, 2008	By	/s/ Douglas Lentz
	Name:	Douglas Lentz
	Its:	Chief Operating Officer (Principal Executive Officer)

Date: September 15, 2008	By	/s/ Daniel McCue
	Name:	Daniel McCue
	Its:	Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.