Form 10-Q
period 2008-10-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2008-12-12
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2008
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
(575) 464-7000
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
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2008

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		As of
	As of	October 31, 2008
	April 30, 2008	(unaudited)
Current assets
Cash and cash equivalents	$14,975,093	$14,054,560
Accounts receivable, net of allwance for doubtful accounts	567,236	454,340
Tribal accounts receivable	—	166,750
Inventories	1,040,086	1,019,394
Prepaid expenses and other assets	855,754	824,137

Total current assets	17,438,169	16,519,181
Non-current assets
Property plant and equipment	299,344,711	302,155,943
Accumulated depreciation	(103,333,993)	(108,938,728)

Property plant and equipment, net	196,010,718	193,217,215
Other assets	50,000	109,950
Deferred financing cost	4,445,409	3,632,787
Storm recovery receivable (Note 11)	—	200,000

Total assets	$217,944,296	$213,679,133

Liabilites and Deficit
Current liabilities
Accounts payable	$2,093,653	$2,291,411
Accrued expenses	3,298,719	4,179,693
Accrued payroll and benefits	2,578,145	1,724,286
Accrued interest	11,200,000	11,200,000
Advance deposits	357,648	181,651
Current portion of long-term debt	3,534,414	3,781,502

Total current liabilities	23,062,579	23,358,543
Non-current liabilities
Long-term debt, net of current portion	204,639,002	202,994,369

Total liabilities	227,701,581	226,352,912

Deficit
Contributed capital	21,648,939	17,646,936
Accumulated deficit	(31,406,224)	(30,320,715)

Total deficit	(9,757,285)	(12,673,779)

Total liabilities and deficit	$217,944,296	$213,679,133

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31, 2007	October 31, 2008	October 31, 2007	October 31, 2008
Revenues:
Gaming	$21,295,463	$19,268,105	$43,296,171	$40,708,101
Hotel	3,782,138	3,530,260	7,903,496	7,634,627
Food and beverage	3,860,663	3,745,009	7,869,920	7,611,709
Recreation and other	5,306,327	5,059,484	9,685,294	9,292,083

Gross revenue	34,244,591	31,602,858	68,754,881	65,246,520

Less-promotional allowances	377,279	191,393	1,058,887	474,706

Net revenue	33,867,312	31,411,465	67,695,994	64,771,814

Operating Expenses
Gaming	7,103,357	7,004,572	14,456,815	14,351,823
Hotel expenses	1,158,625	1,313,491	2,385,547	2,735,541
Food and beverage	3,924,967	3,827,224	7,806,853	7,686,125
Recreation and other	3,785,478	3,466,386	7,534,867	7,039,264
Marketing	3,002,705	2,311,498	5,214,417	4,076,007
General and administrative	2,727,407	3,574,978	4,977,674	6,480,691
Health insurance – medical	393,362	607,288	943,211	1,155,611
401 K	220,979	226,886	442,265	453,570
Mescalero Apache Telecom	50,042	43,961	101,044	95,047
Tribal Regulatory Fees	600,000	600,000	1,200,000	1,200,000
Depreciation and amortization	4,149,039	3,048,904	8,384,403	6,125,822
Storm costs (Note 11)	—	225,898	—	288,124
Insurance reimbursement on storm loss (Note 11)	—	—	—	(1,100,000)
Loss on disposal of assets	—	—	63,847	46,118

Total Operating Expenses	27,115,961	26,251,086	53,510,943	50,633,743

Operating Income	6,751,351	5,160,379	14,185,051	14,138,071

Other Income
Interest income	88,427	21,666	136,371	33,937
Interest (expense)	(6,628,322)	(6,546,019)	(13,251,193)	(13,105,523)
Other Income	2,307	18,845	2,636	19,024

Total Other Expense	(6,537,588)	(6,505,508)	(13,112,186)	(13,052,562)

Net Income (Loss)	$213,763	$(1,345,129)	$1,072,865	$1,085,509

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended	Six Months Ended
	October 31, 2007	October 31, 2008
Cash flows from operating activities:
Net income	$1,072,865	$1,085,509

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,197,025	6,968,326
Loss on disposal of assets	63,847	46,118
Changes in assets and liabilities:
Accounts receivable	(216,970)	112,896
Tribal accounts receivable	—	(166,750)
Inventories	(218,411)	20,692
Prepaid expenses	(129,031)	31,617
Storm Recovery Receivable	—	(1,100,000)
Other long-term assets	(155,178)	(59,950)
Accounts payable	411,054	197,758
Accrued expenses, payroll and benefits	(354,869)	27,115
Accrued interest payable	—	—
Deposits and advanced payments	(224,639)	(175,997)

Net cash provided by operating activities	9,445,693	6,987,334

Cash flows from investing activities:
Purchase of property, plant and equipment	(986,021)	(2,153,695)

Net cash used in investing activities	(986,021)	(2,153,695)

Cash flows from financing activities:
Principal payments on long-term debt	(2,183,406)	(1,752,169)
Distributions to Mescalero Apache Tribe	(4,001,998)	(4,002,003)

Net cash used in financing activities	(6,185,404)	(5,754,172)

Net increase (decrease) in cash and cash equivalents	2,274,268	(920,533)

Cash and cash equivalents, beginning of period	16,929,630	14,975,093

Cash and cash equivalents, end of period	$19,203,898	$14,054,560

Supplemental cash flow information:
Cash paid for interest	$12,448,571	$12,139,708

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$289,420	$354,624

Property, plant and equipment acquired through reduction in storm recovery receivable	$—	$900,000

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
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows as of the and for the three and six month periods October 31, 2007 and 2008; and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2008.
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

Cash and Cash Equivalents
Cash includes cash on hand for change drawers and in the vault for daily casino activities and cash on deposit with financial institutions in demand accounts, savings accounts and short-term certificates of deposit. For purposes of the statement of cash flows all cash accounts that are not subject to withdrawal restrictions or penalties and all highly liquid debt instruments purchased with an original maturity of six months or less are considered to be cash equivalents.
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $4,445,409 million as of April 30, 2008 and $3,632,787 million as of October 31, 2008.
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
During the six months ended October 31, 2008, IMG Resort and Casino recorded a loss on disposal of assets of $46,118 related to storm damage. During the six months ended October 31, 2008, IMG Resort and Casino recorded other expenses of $288,124 related to storm damage. (See Note 11)

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. IMG Resort and Casino’s senior notes, and capital leases, fair value at April 30, 2008 was $211.5 million and $210.9 million at October 31, 2008.
Contributed Capital
Contributed capital represents contributions from and distributions to the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, (ii) forgiveness of debt from the Inn to the Tribe, and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7).
Revenues
In accordance with gaming industry practice, IMG Resort and Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $250,448 at April 30, 2008 and $238,422 at October 31, 2008.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were $377,279 and $191,393 for the three months ended October 31, 2007 and October 31, 2008 and $1,058,887 and $474,706 for the six months ended October 31, 2007 and October 31, 2008.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The players club points liability is included in accrued expenses and totaled $1,046,957 at April 30, 2008 and $1,076,099 at October 31, 2008.
Emerging Issues Task Force (“EITF”) Issue No. 00-14, Accounting for Certain Sales Incentives, requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino’s accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Preproducts, or Services to be delivered in the future. Effective January 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries, adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
The estimated cost of providing such complimentary allowances, as they relate to operations, was included in casino expenses as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2008	2007	2008
Rooms	$448,060	$44,186	$1,151,228	$69,979
Food and beverage	236,696	172,928	709,653	332,832
Other	7,143	—	22,021	20

	$691,899	$217,114	$1,882,902	$402,831

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended October 31, 2007 and 2008 were $3.0 million and $2.3 million, respectively. IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the six months ended October 31, 2007 and 2008 were $5.2 million and $4.0 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to tribal taxes as long as its enterprises are not subject to New Mexico Gross Receipts Tax. Ski Apache is subject to New Mexico Gross Receipts Tax. A tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is accrued monthly and is payable to the Tribe. IMG Resort and Casino has recorded $600,000 in expenses for school taxes to the Tribe for the three-month periods ended October 31, 2007 and October 31, 2008, and $1.2 million for the six month periods ended October 31, 2006 and October 31, 2007.
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
In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which defers the implementation for the non-recurring nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157-2 will be applied prospectively.
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
The allowance for doubtful accounts was $17,522 as of April 30, 2008 and $41,285 as of October 31, 2008.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	April 30, 2008	October 31, 2008
Food and beverage	$219,709	$253,320
Golf and pro shop	113,058	48,910
Gift shops, fuel and other	707,319	717,164

Inventories, net of reserves	$1,040,086	$1,019,394

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	April 30, 2008	October 31, 2008
Land	$538,894	$539,215
Buildings	209,507,247	209,201,550
Lifts and Snowmaking equipment	8,421,750	8,299,100
Non-gaming equipment, furniture and other	51,819,539	52,277,442
Gaming equipment	20,869,501	21,072,202
Leasehold and land improvements, lake and golf course	8,072,925	8,904,724

Subtotal	$299,229,856	$300,294,233
Less accumulated depreciation and amortization	(103,333,993)	(108,938,728)

Property, plant and equipment, net	195,895,863	191,355,505
Construction in progress (CIP)	114,855	1,861,711

Net Property, plant and equipment	$196,010,718	$193,217,216

During the three and six months ended October 31, 2008, IMG Resort and Casino recorded an impairment charge of $46,118 related to storm damage. (See Note 11)
NOTE 5—LONG-TERM DEBT
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
The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors’ ability to pay: dividends and make distributions to the Tribe; make investments; incur additional debt or types of debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. IMG Resort and Casino is in compliance with all covenants required in the Notes.
In connection with the IMG Resort and Casino’s issuing the Notes pursuant to an underlying Indenture (“Indenture”), IMG Resort and Casino entered into a Cash Collateral and Disbursement Agreement dated November 3, 2003 (“Cash Collateral Agreement”), by and among U.S. Bank National Association, as disbursement agent, securities intermediary and depositary bank, U.S. Bank National Association, as trustee under the Indenture, Professional Associates Construction Services, Inc., a California corporation, the Tribe and certain unincorporated entities of the Tribe as guarantors pursuant to a certain Guaranty Agreement. Pursuant to the Cash Collateral Agreement, certain amounts were placed in reserve accounts (i) to finance the design, development, construction, equipment and operations of phase II of its two-phase construction project, which was comprised of the Inn of the Mountain Gods Resort and Casino, including a casino, hotel and certain related amenities (the “Project”), (ii) for payment of the first three interest payments due on the Notes, (iii) to fund a Compact Dispute Resolution and, after all funds in the construction disbursement account have been exhausted, to finance completion of the Project, including the furnishing, fixturing and equipping thereof, and (iv) from the other accounts established under the Cash Collateral Agreement for the purposes set forth therein. Following the projection completion date, as set forth and defined in the Cash Collateral Agreement, IMG Resort and Casino submitted to the disbursement agent, the Trustee and the independent construction consultant a final disbursement request pertaining to the amounts requested for disbursement, together with all required schedules and certifications. The final disbursement was made from the construction reserve account on or about August 17, 2006 in the amount of $13,881,000 to the Tribe and $2,000,000 to Centex/Worth Group, LLC. The Tribe and IMG Resort and Casino have entered into a Settlement and Assignment Agreement dated July 10, 2006 with Centex/Worth Group, LLC, the contractor of the Project, and Centex Construction, LLC, the Subcontractor of the Project, whereby the Tribe (through the final disbursement request) paid the Contractor $2,000,000 from the construction reserve account to settle certain claims against various parties, including the subcontractor. In addition, the Tribe and IMG Resort and Casino assigned various causes of action they had against various parties involved with the construction of the project to the contractor.
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2008, $15.0 million had been drawn against this facility to finance the purchases of furniture, fixtures and equipment. Long-term debt at April 30, 2008 and October 31, 2008 is summarized as follows:

	April 30, 2008	October 31, 2008
Senior Notes, bearing interest at a fixed rates of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	929,904	802,875
Capital Equipment Loans with Key Equipment. Five (5) year term, interest ranging from 7.55% to 8.18%	7,243,512	5,634,392
Capital lease obligations, 9.9% imputed interest	—	338,604

	208,173,416	206,775,871
Less current portion	(3,534,414)	(3,781,502)

Long-term portion	$204,639,002	$202,994,369

The maturities of long-term debt as of October 31, 2008 are as follows (in thousands):

2009 (six months)	$1,854
2010	3,931
2011	200,848
2012	143

$206,776

Total interest incurred for the three months ended October 31, 2007 and 2008 was $6.6 million and $6.6 million, respectively; and $13.3 million and $13.1 million for the corresponding six months periods.
NOTE 6—GAMING REVENUE SHARING AND REGULATORY FEES
The Tribe regulates IMG Resort and Casino’s gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (“Commission”). The Commission reports directly to the Tribal Council of the Tribe. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been properly accrued for the State of New Mexico Gaming Commission of $2.1 million.
On August 29, 1997, the Tribe and the State of New Mexico (“State") entered into a Tribal-State Compact (“Compact") to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subject the Casino to various regulatory fees and revenues sharing payable to the State. Among the provisions of the Compact are requirements for quarterly revenues sharing payments consisting of 16% of the net win from video gaming and quarterly regulatory fees assessed on the number of gaming facilities, the number of gaming machines and the number of gaming tables and other devices. The Tribe has challenged the legality of these fee arrangements, claiming them to be an illegal tax on Indian gaming under the IGRA.
On April 20, 2004, the Tribe and the State entered into a settlement agreement which resolved all of their disputes regarding the Compact. Under the settlement agreement, the State and the Tribe agreed that they would enter into a new gaming compact, (“2001 Compact"), and that the Tribe would pay the State $25.0 million in full settlement of all revenue sharing and regulatory fees payable under the 1997 Compact as well as all revenue sharing fees payable under the 2001 Compact through March 2005. On June 1, 2004, the Tribe and the State entered into the 2001 Compact. On June 22, 2004, the Department of Interior approved the 2001 Compact. On April 20, 2004, the IMG Resort and Casino paid an initial payment of $2.0 million pursuant to the terms of the settlement agreement.
The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. Pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring revenue sharing payments to the State at the rate of 8% of “net win” pursuant to the 2001 Compact in March 2005, with the first revenue sharing payment under the 2001 Compact due in June 2005. In addition, pursuant to the terms of the settlement agreement, the IMG Resort and Casino began incurring regulatory fees, at the rate of $100,000 per year, from the date the approval of the 2001 Compact is published in the Federal Register with the first payment for regulatory fees under the 2001 Compact due on the first day of the first full calendar quarter thereafter. The IMG Resort and Casino made the remaining $23.0 million payment required under the settlement agreement in August 2004. As a result of the settlement with the State, expense and the liability for accrued revenue sharing and regulatory fees has been reduced. The liability is cleared every three months with the quarterly payment to the State.
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
The Tribe sponsors a federally-compliant 401(k) savings plan, which covers substantially all employees who worked for IMG Resort and Casino for at least 120 days and attained 18 years of age. This plan became effective January 1, 2007. IMG Resort and Casino matches employee contribution up to 4%. Qualified employees who had been employed for less than 120 days at the effective date had the initial waiting period waived. The total amount of match made by IMG Resort and Casino was $220,979 for the quarter ended October 31, 2007 and $226,886 for the quarter ended October 31, 2008. The total amount of match made by IMG Resort and Casino was $442,265 for the six months ended October 31, 2007 and $453,570 for the six months ended October 31, 2008. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2007 and 2008 for an employee who is under 50 years old, is $15,500 and for an employee who is over 50 years old, is $20,500.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage, although management believes that the policy relating to flood damage will be substantially exhausted when the final accounting is completed for the previously reported storm damage. Settlement amounts have not exceeded insurance coverage for the three months ended October 31, 2007 and 2008, but they may after the final accounting is completed for the previously reported storm damage. (See Note 11)
The Tribe is self -insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $813,528 and $842,348 for the three months ended October 31, 2007 and 2008, respectively. The total amounts reimbursed to the Tribe were approximately $1,665,247 and $1,699,051 for the six months ended October 31, 2007 and 2008, respectively.
The Tribe maintains worker’s compensation insurance coverage under a retrospective rated policy whereby premiums and catastrophic cases are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino’s and the Resorts’ employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe and the IMG Resort and Casino have monitored their claims and loss experiences. Workers compensation insurance coverage, combined with the Tribe and IMG Resort and Casino’s causality and liability claims have been below projected levels and properly accrued for.
The Tribe has, as previously announced, been exploring the potential to refinance the Notes (See Note 5). If the refinancing transaction fails to close on or before the maturity date of the outstanding secured Notes, the existing noteholders have certain rights under the Notes to collateral securing that debt. If the existing noteholders pursue those rights upon the collateral securing the Notes; our financial viability may be materially and adversely impacted, and we may be forced to: (1) negotiate with the noteholders regarding the restructuring of the Notes; (2) sell some or all of the assets to satisfy our obligations under the Notes; or (3) pursue other alternatives available through formal proceedings, any of which would cause the business to suffer.
Historically, IMG Resort and Casino has not generated sufficient cash flow from operations to satisfy our capital requirements and relied upon debt financing arrangements to satisfy such requirements. The current cash flows and capital resources are insufficient to meet the long term debt obligations and commitments, and IMG Resort and Casino may be forced to reduce or delay activities and capital expenditures if IMG Resort and Casino are unable to refinance our debt. In the event that IMG Resort and Casino are unable to refinance or restructure our debt, IMG Resort and Casino will be left without sufficient liquidity and IMG Resort and Casino will not be able to meet the debt service requirements and repayment obligations.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Matters
The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect the IMG Resort and Casino’s financial position or the results of its operations.
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the three months ended October 31, 2007 and October 31, 2008 were $17,000 and $0 respectively. Occupancy fee for the six months ended October 31, 2007 and October 31, 2008 were $17,000 and $0 respectively.

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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $50,000 and $44,000 for the three months ended October 31, 2007 and 2008, respectively. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $101,000 and $95,000 for the six months ended October 31, 2007 and 2008, respectively.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this health and dental insurance. IMG Resort and Casino paid the Tribe approximately $814,000 and $842,348 for the quarters ended October 31, 2007 and 2008, respectively. The total amount reimbursed to the Tribe was $1,665,247 and $1,699,051 for the six months ended October 31, 2007 and 2008, respectively.
Tribal Hunts Accounts Receivable
The Natural Resource Sub-Committee of the Mescalero Apache Tribal Council approved the Hunting Proclamation for this fiscal year’s Mescalero Big Game Hunts (“MBGH”). In addition to the hunting permits required for the IMG Resort and Casino operation of the MBGH, this proclamation included some additional elk permits that were to be sold separately from the package hunts to raise revenue for the Tribe. These additional permits are projected to bring in an additional $200,000 for the hunting season. IMG Resort and Casino advanced the $200,000 to the Tribe and is collecting the fees for those additional permits. The Tribe will reimburse IMG Resort and Casino for any unsold permits by the end of the fiscal year.
NOTE 11—STORM RECOVERY
In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. Damage estimates are approximately $5 million, of which the final total cannot be determined at this time. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated.
On September 4, 2008, IMG Resort and Casino’s insurance carrier agreed to provide at least $1.0 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy, which is $100,000. Of the total $1.1 million amount pledged, $900,000 was received from the insurance carrier and capitalized as of October 31, 2008 and $0.2 million is accrued as a receivable as of October 31, 2008. Any further proceeds will be used to replace damaged equipment, building and land and will be capitalized to property and equipment.
The net book value of assets written off as a result of the flood was $46,118. For the quarter ended October 31, 2008, IMG Resort and Casino has incurred approximately $0.2 million in costs associated with the storm recovery, which includes payroll, supplies and immediate repairs and $0.3 million for the six months ended October 31, 2008.
NOTE 12— SUBSEQUENT EVENT
On the morning of November 7, 2008, Ski Apache experienced a fire. The fire was confined to a single metal building used largely for maintenance and repair parts for ski operations related equipment. The IMGRC carries an insurance policy with a $100,000 deductible on all property losses. The actual insured value of the maintenance building is $1,012,492. The contents have an insured value of $62,312. The replacement costs for the damaged building, its contents, other large equipment, and vehicles affected should be adequately insured to cover the replacement costs and/or actual cash value after the deductible is met.
NOTE 13—OPERATING SEGMENTS
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

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
(unaudited, in thousands)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Three Months ended:
October 31, 2008
Net Revenue	$11,492	$7,763	$11	$12,150	$(5)	$31,411
Operating Income (Loss)	8,565	6,105	(25)	3,536	(13,021)	5,160
Depreciation Expense	—	—	—	—	3,049	3,049
Interest Expense	—	—	—	—	(6,546)	(6,546)
Interest Income and Other	—	—	—	—	41	41

Three Months ended:
October 31, 2007
Net Revenue	$12,993	$8,282	$19	$12,420	$153	$33,867
Operating Income (Loss)	10,345	6,733	(42)	3,922	(14,207)	6,751
Depreciation Expense	—	—	—	—	4,149	4,149
Interest Expense	—	—	—	—	(6,628)	(6,628)
Interest Income and Other	—	—	—	—	91	91

Six Months ended:
October 31, 2008
Net Revenue	$24,331	$16,226	$11	$24,234	$(30)	$64,772
Operating Income (Loss)	18,469	12,871	(26)	6,746	(23,922)	14,138
Depreciation Expense	—	—	—	—	6,126	6,126
Interest Expense	—	—	—	—	(13,106)	(13,106)
Interest Income and Other	—	—	—	—	53	53

Six Months ended:
October 31, 2007
Net Revenue	$26,538	$16,724	$32	$24,537	$(135)	$67,696
Operating Income (Loss)	20,974	13,512	(154)	7,367	(27,514)	14,185
Depreciation Expense	—	—	—	—	8,384	8,384
Interest Expense	—	—	—	—	(13,251)	(13,251)
Interest Income and Other	—	—	—	—	139	139
NOTE 14—CONSOLIDATING INFORMATION
In connection with IMG Resort and Casino’s issuance in November 2003 of the Notes, IMG Resort and Casino’s subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (“wholly-owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Notes. These guarantees are secured only until the completion of the Resort and thereafter unsecured and subordinated in right of payment to all existing and future indebtedness outstanding and any other indebtedness permitted to be incurred by IMG Resort and Casino under the terms of the Indenture.
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
The following consolidating information is presented as of October 31, 2008 and April 30, 2008 and for the three and six months ended October 31, 2008 and 2007.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of October 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$9,869,662	$4,184,898	$—	$14,054,560
Accounts receivable	50,751	403,589	—	454,340
Tribal Accounts receivable	166,750	—	—	166,750
Inventories	225,463	793,931	—	1,019,394
Prepaid expenses	824,137	—	—	824,137

Total current assets	11,136,763	5,382,418	—	16,519,181
Fixed Assets	—	302,155,943		302,155,943
Accumulated depreciation	—	(108,938,728)	—	(108,938,728)

Net fixed assets	—	193,217,215	—	193,217,215
Non-Current
Other assests	109,950	—		109,950
Deferred financing costs	3,632,787	—	—	3,632,787
Storm Revovery Receivable	200,000	—	—	200,000
Advances to subsidiaries	40,430,192	7,963,148	(48,393,340)	—
Investment in subsidiaries	162,589,913	—	(162,589,913)	—

Total Assets	$218,099,605	$206,562,781	$(210,983,253)	$213,679,133

Accounts payable	$2,291,411	$—	$—	$2,291,411
Accrued expenses	1,621,544	2,558,149	—	4,179,693
Accrued payroll and benefits	1,724,286	—	—	1,724,286
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	181,651	—	181,651
Current portion of long-term debt	3,516,987	264,515	—	3,781,502

Total current liabilities	20,354,228	3,004,315	—	23,358,543
Non-Current Liabilities
Advances from subsidiaries	7,963,148	40,430,192	(48,393,340)	—
Long-term debt, net of current portion	202,456,008	538,361	—	202,994,369

Total liabilities	230,773,384	43,972,868	(48,393,340)	226,352,912
Contributed Capital	17,646,936	(6,012,897)	6,012,897	17,646,936
Retained Earnings (accumulated deficit)	(30,320,715)	168,602,810	(168,602,810)	(30,320,715)

Total equity (deficit)	(12,673,779)	162,589,913	(162,589,913)	(12,673,779)

Total liabilities and equity (deficit)	$218,099,605	$206,562,781	$(210,983,253)	$213,679,133

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended October 31, 2008
(Unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$19,268,105	$—	$19,268,105
Hotel	—	3,530,260	—	3,530,260
Food and beverage	—	3,745,009	—	3,745,009
Recreation and other	—	5,059,484	—	5,059,484

Gross revenue	—	31,602,858	—	31,602,858
Less -promotional allowances	38,637	152,756	—	191,393

Net revenue	(38,637)	31,450,102	—	31,411,465
Operating Expenses
Gaming	—	7,004,572	—	7,004,572
Hotel	—	1,313,491	—	1,313,491
Food and beverage	—	3,827,224	—	3,827,224
Recreation and other	—	3,466,386	—	3,466,386
Marketing	—	2,311,498	—	2,311,498
General and administrative	2,538,234	1,036,744	—	3,574,978
Health Insurance — Medical	—	607,288	—	607,288
Mescalero Apache- 401K	—	226,886	—	226,886
Mescalero Apache Telecom	—	43,961	—	43,961
Tribal Regulatory Fees	—	600,000	—	600,000
Depreciation and amortization	—	3,048,904	—	3,048,904
Storm Costs	225,898	—	—	225,898

Total Operating Expenses	2,764,132	23,486,954	—	26,251,086

Operating Income (loss)	(2,802,769)	7,963,148	—	5,160,379
Other Income (expense)
Interest income	21,666	—	—	21,666
Interest	(6,546,019)	—	—	(6,546,019)
Income from subsidiaries	7,963,148	—	(7,963,148)	—
Other income	18,845	—	—	18,845

Total other expense	1,457,640	—	(7,963,148)	(6,505,508)

Net income (loss)	$(1,345,129)	$7,963,148	$(7,963,148)	$(1,345,129)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2008
(Unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$40,708,101	$—	$40,708,101
Hotel	—	7,634,627	—	7,634,627
Food and beverage	—	7,611,709	—	7,611,709
Recreation and other	—	9,292,083	—	9,292,083

Gross revenue	—	65,246,520	—	65,246,520
Less -promotional allowances	54,039	420,667	—	474,706

Net revenue	(54,039)	64,825,853	—	64,771,814
Operating Expenses
Gaming	—	14,351,823	—	14,351,823
Hotel	—	2,735,541	—	2,735,541
Food and beverage	—	7,686,125	—	7,686,125
Recreation and other	—	7,039,264	—	7,039,264
Marketing	—	4,076,007	—	4,076,007
General and administrative	4,601,291	1,879,400	—	6,480,691
Health Insurance — Medical	—	1,155,611	—	1,155,611
Mescalero Apache- 401K	—	453,570	—	453,570
Mescalero Apache Telecom	—	95,047	—	95,047
Tribal Regulatory Fees	—	1,200,000	—	1,200,000
Depreciation and amortization	—	6,125,822	—	6,125,822
Storm Costs	183,732	104,392		288,124
Insurance reimbursement on storm loss	(1,100,000)	—	—	(1,100,000)
Loss on disposal of assets	—	46,118	—	46,118

Total Operating Expenses	3,685,023	46,948,720	—	50,633,743

Operating Income (loss)	(3,739,062)	17,877,133	—	14,138,071
Other Income
Interest income	33,937	—	—	33,937
Interest (expense)	(13,105,523)	—	—	(13,105,523)
Income from subsidiaries	17,877,133	—	(17,877,133)	—
Other income	19,024	—	—	19,024

Total other expense	4,824,571	—	(17,877,133)	(13,052,562)

Net income	$1,085,509	$17,877,133	$(17,877,133)	$1,085,509

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended October 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,085,509	$17,877,133	$(17,877,133)	$1,085,509
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	812,622	6,155,704	—	6,968,326
Loss on disposal of fixed assets	—	46,118	—	46,118
Changes in assets and liabilities:
Accounts receivable	(32,305)	145,201	—	112,896
Tribal accounts receivable	(166,750)	—	—	(166,750)
Inventories	(8,873)	29,565	—	20,692
Prepaid expenses	(141,733)	173,350	—	31,617
Storm recovery receivable	(1,100,000)	—	—	(1,100,000)
Other long term assets	(109,950)	50,000	—	(59,950)
Accounts payable	197,758	—	—	197,758
Accrued expenses, payroll and benefits	(1,682,154)	1,709,269	—	27,115
Deposits and advance payments	—	(175,997)	—	(175,997)

Net cash provided by (used in) operating activities	(1,145,876)	26,010,343	(17,877,133)	6,987,334

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(2,153,695)	—	(2,153,695)
Investment in subsidiaries	(17,877,133)	—	17,877,133	—

Net cash used by investing activities	(17,877,133)	(2,153,695)	17,877,133	(2,153,695)

Cash flows from financing activities:
Advances to (from) affiliates	23,436,420	(23,436,420)	—	—
Principal payments on debt	(1,625,140)	(127,029)	—	(1,752,169)
Distributions to Mescalero Apache Tribe	(4,002,003)	—	—	(4,002,003)

Net cash provided by (used in) financing activities	17,809,277	(23,563,449)	—	(5,754,172)

Net (decrease) increase in cash and cash equivalents	(1,213,732)	293,199	—	(920,533)
Cash and cash equivalents, beginning of period	11,083,394	3,891,699	—	14,975,093

Cash and cash equivalents, end of period	$9,869,662	$4,184,898	$—	$14,054,560

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended October 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$21,295,463	$—	$21,295,463
Hotel	—	3,782,138	—	3,782,138
Food and beverage	—	3,860,663	—	3,860,663
Recreation and other	—	5,306,327	—	5,306,327

Gross revenue	—	34,244,591	—	34,244,591
Less-promotional allowances	23,610	353,669	—	377,279

Net revenue	(23,610)	33,890,922	—	33,867,312
Operating expenses
Gaming	—	7,103,357	—	7,103,357
Hotel	—	1,158,625	—	1,158,625
Food and beverage	—	3,924,967	—	3,924,967
Recreation and other	—	3,785,478	—	3,785,478
Marketing	—	3,002,705	—	3,002,705
General and administrative	1,926,807	800,600	—	2,727,407
Health insurance - medical	—	393,362	—	393,362
Mescalero Apache 401K	—	220,979	—	220,979
Mescalero Apache Telecom	—	50,042	—	50,042
Tribal regulatory fees	—	600,000	—	600,000
Depreciation and amortization	—	4,149,039	—	4,149,039
Loss on disposal of assets	—	—	—	—

Total operating expenses	1,926,807	25,189,154	—	27,115,961

Operating income (loss)	(1,950,417)	8,701,768	—	6,751,351
Other Income (expense)
Interest income	88,427	—	—	88,427
Interest expense	(6,628,322)	—	—	(6,628,322)
Income from subsidiaries	8,701,768	—	(8,701,768)	—
Other income	2,307	—	—	2,307

Total other income (expense)	2,164,180	—	(8,701,768)	(6,537,588)

Net income	$213,763	$8,701,768	$(8,701,768)	$213,763

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$43,296,171	$—	$43,296,171
Hotel	—	7,903,496	—	7,903,496
Food and beverage	—	7,869,920	—	7,869,920
Recreation and other	—	9,685,294	—	9,685,294

Gross revenue	—	68,754,881	—	68,754,881
Less-promotional allowances	23,905	1,034,982	—	1,058,887

Net revenue	(23,905)	67,719,899	—	67,695,994
Operating expenses
Gaming	—	14,456,815	—	14,456,815
Hotel	—	2,385,547	—	2,385,547
Food and beverage	—	7,806,853	—	7,806,853
Recreation and other	—	7,534,867	—	7,534,867
Marketing	—	5,214,417	—	5,214,417
General and administrative	3,486,497	1,491,177	—	4,977,674
Health insurance - medical	—	943,211	—	943,211
Mescalero Apache 401K	—	442,265	—	442,265
Mescalero Apache Telecom	—	101,044	—	101,044
Tribal Regulatory Fees	—	1,200,000	—	1,200,000
Depreciation and amortization	—	8,384,403	—	8,384,403
Loss on disposal of assets	—	63,847	—	63,847

Total operating expenses	3,486,497	50,024,446	—	53,510,943

Operating income (loss)	(3,510,402)	17,695,453	—	14,185,051
Other income (expense)
Interest income	136,371	—	—	136,371
Interest expense	(13,251,193)	—	—	(13,251,193)
Income from subsidiaries	17,695,453	—	(17,695,453)	—
Other income	2,636	—	—	2,636

Total other income (expense)	4,583,267	—	(17,695,453)	(13,112,186)

Net income	$1,072,865	$17,695,453	$(17,695,453)	$1,072,865

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months ended October 31, 2007
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$1,072,865	$17,695,453	$(17,695,453)	$1,072,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	812,622	8,384,403	—	9,197,025
Loss on disposal of equipment	—	63,857	—	63,857
Changes in assets and liabilities:
Accounts receivable	(22,569)	(194,401)	—	(216,970)
Inventories	(137,027)	(81,384)	—	(218,411)
Prepaid expenses	(129,031)	—	—	(129,031)
Other long term assets	(50,000)	(105,178)	—	(155,178)
Accounts payable	411,044	—	—	411,044
Accrued expenses, payroll and benefits	(359,952)	5,083	—	(354,869)
Deposits and advanced payments	—	(224,639)	—	(224,639)

Net cash provided by operating activities	1,597,952	25,543,194	(17,695,453)	9,445,693

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(986,021)	—	(986,021)
Investment in subsidiaries	(17,695,453)	—	17,695,453	—

Net cash used by investing activities	(17,695,453)	(986,021)	17,695,453	(986,021)

Cash flows from financing activities:
Advances to (from) affiliates	24,132,399	(24,132,399)	—	—
Principal payments on long-term debt, net	(2,069,668)	(113,738)	—	(2,183,406)
Distributions to Mescalero Apache Tribe	(4,001,998)	—	—	(4,001,998)

Net cash used by (provided by) financing activities	18,060,733	(24,246,137)	—	(6,185,404)

Net increase in cash and cash equivalents	1,963,232	311,036	—	2,274,268
Cash and cash equivalents, beginning of period	12,808,711	4,120,919	—	16,929,630

Cash and cash equivalents, end of period	$14,771,943	$4,431,955	$—	$19,203,898

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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of October 31, 2008, we had 55,000-square feet of combined gaming space featuring 1,444 slot machines and 47 table games between our facilities at the Inn of the Mountain Gods Resort and Casino, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
     Food and Beverage. The Resort features: Wendell’s, a 116-seat casual and fine dining restaurant; Gathering of the Nations Buffet, a 260-seat buffet style restaurant; a 72-seat sports bar; a 80-seat night club featuring live entertainment and dancing; Wendell’s Lounge, a “piano” lounge featuring an oversized fireplace; and the Apache Summit BBQ, an 88-seat casual restaurant in the golf clubhouse. Casino Apache Travel Center features Smokey B’s, a 130-seat casual dining restaurant and one sports bar. Ski Apache operates one main restaurant and five satellite food and beverage outlets.
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
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates and assumptions, are presented in the notes to our consolidated financial statements included elsewhere in this Form 10-Q. Our management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. We believe that estimates related to the following areas involve a high degree of judgment and/or complexity: the liability associated with unredeemed Apache Spirit Club points, the estimated lives of depreciable assets and interest capitalization, etc. Actual results could differ from those estimates.
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
Emerging Issues Task Force (“EITF”) Issue No. 00-14, Accounting for Certain Sales Incentives, requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted EITF 00-14 on April 30, 2001. IMG Resort and Casino’s accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
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

     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $3.6 million as of October 31, 2008.
Results of Operations
Quarter Ended October 31, 2008 Compared to Quarter Ended October 31, 2007.
     Net Revenues. Net revenues decreased $2.5 million, or 7%, to $31.4 million for the quarter ended October 31, 2008 from $33.9 million for the quarter ended October 31, 2007. Gaming net revenues decreased $2.0 million, down 10% from the comparable prior period; food and beverage revenues decreased $0.1 million, or 3%, from the comparable prior period; hotel revenues decreased $0.3 million from a year ago. Recreation and other revenue for the 2008 period decreased $0.2 million, or 5%, from October 31, 2007. Promotional allowances decreased $0.2 million, or 50%, for the quarter ended October 31, 2008 compared to the quarter ended October 31, 2007. Overall revenues have decreased due to a decrease in the number of guests and a decrease in average guest spending attributed to the overall economic downturn that has affected the entire gaming and hospitality industry.
     Gaming. Net Gaming revenues decreased $2.0 million, or 10%, to $19.3 million for the quarter ended October 31, 2008 from $21.3 million for the quarter ended October 31, 2007. Slot revenues decreased to $16.6 million for the quarter ended October 31, 2008 from $18.3 million for the quarter ended October 31, 2007, a decrease of $1.7 million. Gross slot win per unit, per day was $134 for the quarter ended October 31, 2008 compared to $147 for the quarter ended October 31, 2007; the weighted average number of machines slightly declined to 1,450 for the quarter ended October 31, 2008 from 1,467 for the quarter ended October 31, 2007. Table games revenue decreased $0.7 million, or 23%, to $2.3 million for the quarter ended October 31, 2008 from $3.0 million for the quarter ended October 31, 2007. Daily Net Win per Table for the quarter ended October 31, 2008 was $597 as compared to $674 for the same period a year ago, an 11% decrease.
     Hotel. Hotel revenues for the quarter ended October 31, 2008 decreased $0.3 million to $3.5 million from $3.8 million for the quarter ended October 31, 2007. Occupancy rates averaged 79%, a decrease of 3% from the quarter ended October 31, 2007, for the quarter ended October 31, 2008, the average daily rate decreased to $176, for the quarter ended October 31, 2008; as compared to $167 for the same period a year ago. Revenue per available room was $140 for the quarter ended October 31, 2008, a 2% increase.
     Food and Beverage. Food and beverage revenues decreased $0.1 million, or 3%, to $3.7 million for the quarter ended October 31, 2008 from $3.9 million for the quarter ended October 31, 2007 due to a decrease in covers.
     Recreation and Other. Recreation and other revenues decreased $0.2 million, or 5% to $5.1 million for the quarter ended October 31, 2008 compared to $5.3 million for the quarter ended October 31, 2007 due to a decrease in fuel sales, merchandise, as well as a decrease in ski season passes.
     Promotional Allowances. Promotional allowances were $0.2 million for the quarter ended October 31, 2008 compared to $0.4 million for the quarter ended October 31, 2007, a decrease of $0.2 million or 50% due to a refined marketing plan which is a tiered direct marketing plan as opposed to a mass marketing plan.
     Total Operating Expenses. Total operating expenses decreased $0.8 million to $26.3 million for the quarter ended October 31, 2008 from $27.1 million for the quarter ended October 31, 2007 due to variances in various expenses throughout the organization.
     Gaming. Gaming expenses decreased, $0.1 million to $7.0 million for the quarter ended October 31, 2008 from $7.1 million for the quarter ended October 31, 2007 due in part to the decrease in gaming revenue.
     Hotel. Hotel expenses increased $0.1 million to $1.3 million for the quarter ended October 31, 2008 from $1.2 million for the quarter ended October 31, 2007, due an increase in salaries and benefits and an increase in printing and graphics. Hotel is running at a 63% profit for the quarter ended October 31, 2008 down 6% from the comparable prior 2007 period.
     Food and Beverage. Food and beverage expenses decreased, $0.1 million to $3.8 million for the quarter ended October 31, 2008 from $3.9 million for the quarters ended October 31, 2007 due in part to a decrease in food and beverage revenue.

     Recreation and Other. Recreation and other costs decreased $0.3 million, or 8% to $3.5 million for the quarter ended October 31, 2008 from $3.8 million for the quarter ended October 31, 2007 due to a decrease in cost of goods sold in the areas of gas and diesel and merchandise.
     Marketing. Marketing costs decreased $0.7 million to $2.3 million for the quarter ended October 31, 2008 from $3.0 million for the quarter ended October 31, 2007 due a decrease outside services associated with the cancellation of the air charter service.
     General and Administrative. General and administrative expenses increased $0.9 million, or 33%, to $3.6 million for the quarter ended October 31, 2008 from $2.7 million for the quarter ended October 31, 2007. The increase in general and administrative expenses primarily consisted of an increase in salaries of $0.2 million, increase in repairs and maintenance of $0.1 million, increase in utilities of $0.1 million, and an increase of outside services $0.2 million.
     Health Insurance. Health insurance expenses increased to $0.6 million, or 54%, for the quarter ended October 31, 2008 from $0.4 million for the quarters ended October 31, 2008 and October 31, 2007 due to an increase in the number of team members utilizing this benefit.
     Mescalero Apache 401K. Mescalero Apache 401K expenses remained flat at $0.2 million for the quarters ended October 31, 2008 and 2007.
     Mescalero Apache Telecom. Mescalero Apache telecom expenses decreased to $0.04 million for the quarter ended October 31, 2008 from $0.05 million for the quarters ended October 31, 2008 and October 31, 2007.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $0.6 million for the quarters ended October 31, 2008 and 2007.
     Depreciation. Depreciation decreased $1.1 million to $3.0 million for the quarter ended October 31, 2008 from $4.1 million for the quarter ended October 31, 2007 due to fully depreciated equipment.
     Storm Costs. Storm costs were $0.2 million for the quarter ended October 31, 2008. Storm costs are expenses related to the cost of repairing the damages as a result of severe flooding from heavy rain fall from the remnants of Hurricane Dolly on July 27, 2008. IMG Resort and Casino has an insurance policy that provides for up to $5.0 million in flood damage coverage with a $100,000 deductible. Management currently anticipates that the losses incurred will use this coverage limit as the current damage estimates are approximately $5.0 million. Management believes that depending on the insurance company’s findings on certain items, costs associated with the damages may exceed the $100,000 deductible.
     Income from Operations. Income from operations decreased $1.6 million, or 24%, to $5.2 million for the quarter ended October 31, 2008 from $6.8 million for the quarter ended October 31, 2007 due to a decrease in revenues and an increase in expenses.
     Other Income (Expenses). Other non-operating expenses remained flat at $6.5 million for the quarters ended October 31, 2008 and 2007. Other income (expenses) is comprised primarily of interest income and interest expense.
Six Months Ended October 31, 2008 Compared to Six Months Ended October 31, 2007.
     Net Revenues. Net revenues decreased $2.9 million to $64.8 million for the six months ended October 31, 2008 from $67.7 million for the six months ended October 31, 2007. Gaming net revenues decreased $2.6 million, down 6% from the comparable prior period; food and beverage revenues decreased $0.3 million, or 3%, from the comparable prior period; hotel revenues decreased $0.3 million, or 3%, over a year ago. Recreation and other revenue for the 2008 period decreased $0.4 million, or 4%, from October 31, 2007. Promotional Allowances decreased $0.6 million, or 55% for the six months ended October 31, 2008 compared to the six months ended October 31, 2007. Overall revenues have decreased due to a decrease in the number of guests and a decrease in average guest spending attributed to the overall economic downturn that has affected the entire gaming and hospitality industry.
     Gaming. Net Gaming revenues decreased $2.6 million, or 6%, to $40.7 million for the six months ended October 31, 2008 from $43.3 million for the six months ended October 31, 2007. Slot revenues decreased to approximately $35.1 million for the six months ended October 31, 2008 from $37.3 million for the six months ended October 31, 2007, a decrease of $2.2 million. Gross slot win per unit, per day was $140 for the six months ended October 31, 2008 compared to $149 for the six months ended October 31, 2007; the weighted average number of machines slightly declined to 1,456 for the six months ended October 31, 2008 from 1,475 for the six months ended October 31, 2007. Table games revenue decreased $0.3 million, or 6%, to $4.9 million for the six months ended October 31, 2008 from $5.1 million for the six months ended October 31, 2007. Daily Net Win per Table for the six months ended October 31, 2008 was $629 as compared to $658 for the same period a year ago, a 4% decrease.
     Hotel. Hotel revenues for the six months ended October 31, 2008 decreased $0.3 million, or 3% to $7.6 million while the six months ending October 31, 2007 hotel revenues were $7.9 million. Occupancy rates averaged 83%, a decrease of 1%, for the six months ended October 31, 2008, the average daily rate increased to $180, for the six months ended October 31, 2008 and 2007. Revenue per available room was $150 for the six months ended October 31, 2008, a 5.6% decrease.
     Food and Beverage. Food and beverage revenues decreased $0.3 million, or 4%, to $7.6 million for the six months ended October 31, 2008 from $7.9 million for the six months ended October 31, 2007 due to a decrease in covers.
     Recreation and Other. Recreation and other revenues decreased $0.4 million, or 4%, to $9.3 million for the six months ended October 31, 2008 compared to $9.7 million for the six months ended October 31, 2007 due a decrease in fuel sales.
     Promotional Allowances. Promotional allowances were $0.5 million for the six months ended October 31, 2008 compared to $1.1 million for the six months ended October 31, 2007, a decrease of $0.6 million or 55%. The decrease due to a refined marketing plan which is a tiered direct marketing plan as opposed to a mass marketing plan.
     Total Operating Expenses. Total operating expenses decreased $2.9 million, or 5%, to $50.6 million for the six months ended October 31, 2008 from $53.5 million for the six months ended October 31, 2007.
     Gaming. Gaming expenses decreased $0.1 million to $14.4 million for the six months ended October 31, 2008 from $14.5 million for the six months ended October 31, 2007 due to a related decrease in gaming revenue.
     Hotel. Hotel expenses increased $0.3 million to $2.7 million for the six months ended October 31, 2008 from $2.4 million for the six months ended October 31, 2007 due to an increase in salaries and benefits.
     Food and Beverage. Food and beverage expenses decreased $0.1 million, or 2%, to $7.7 million for the six months ended October 31, 2008 from $7.8 million for the six months ended October 31, 2007 due to a decrease in related food and beverage revenue.
     Recreation and Other. Recreation and other costs decreased $0.5 million, or 7%, to $7.0 million for the six months ended October 31, 2008 from $7.5 million for the six months ended October 31, 2007 due to a decrease in repairs and maintenance and cost of goods associated with fuel and merchandise.
     Marketing. Marketing costs decreased $1.1 million to $4.1 million for the six months ended October 31, 2008 from $5.2 million for the six months ended October 31, 2007 due to a decrease in expenses associated with the cancellation of the air charter program.
     General and Administrative. General and administrative expenses increased $1.5 million, or 30%, to $6.5 million for the six months ended October 31, 2008 from $5.0 million for the six months ended October 31, 2007 due to increases in benefits, salaries, and outside services, and increases in operating supplies, utilities and repairs and maintenance.
     Health Insurance. Health insurance expenses increased $0.3 million to $1.2 million for the six months ended October 31, 2008 from $0.9 million for the six months ended October 31, 2007 as the number of enrolled employees increased.
     Mescalero Apache 401(K). Mescalero Apache 401(K) expenses increased to $0.5 million for the six months ended October 31, 2008 from $0.4 for the six months ended October 31, 2007.
     Mescalero Apache Telecom. Mescalero Apache Telecom expenses remained flat at $0.1 million for the six months ended October 31, 2008 and 2007.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $1.2 million for the six months ended October 31, 2008 and 2007.
     Depreciation. Depreciation decreased $2.3 million to $6.1 million for the six months ended October 31, 2008 from $8.4 million for the six months ended October 31, 2007 due to fully depreciated assets.

     Income from Operations. Income from operations decreased $0.1 million, or less than 1%, to $14.1 million for the six months ended October 31, 2008 from $14.2 million for the six months ended October 31, 2007 due to an overall decrease in revenue.
     Other Income (Expenses). Other non-operating expenses remained flat at $13.1 million for the six months ended October 31, 2008 and October 31, 2007. Other income (expenses) is comprised primarily of interest income and interest expense.
Liquidity and Capital Resources
     As of October 31, 2008 and April 30, 2008, we had cash and cash equivalents of $14.1 million and $15.0 million, respectively. Our principal sources of liquidity for the six months ended October 31, 2008 were cash provided by operating activities of $6.9 million, $2.1 million used in investing activities and $5.8 million used in financing activities.
     Cash provided by operating activities was $6.9 million for the six months ended October 31, 2008, down $2.2 million from the comparative period ended October 31, 2007 due primarily to a decrease in depreciation and the non-cash storm recovery insurance reimbursement.
     Cash used in investing activities for the six months ended October 31, 2008 was $2.2 million, which consisted of $1.9 million in construction in progress for snowmaking equipment, $0.6 million in non-gaming equipment, and $0.2 million in gaming equipment and $0.9 million in leasehold and land improvements.
     Cash used in financing activities for the quarter ended October 31, 2008 was $5.8 million, which primarily consisted of payments of $1.7 million in capital loans, $0.1 million in notes payable to BIA, and $4.0 million distributed to the Tribe.
     Existing cash balances and operating cash flows and permitted borrowings have provided adequate funds for our working capital needs, planned capital expenditures, including equipment and furnishings for the Resort and debt service requirements for the past twelve months. However, our ability to fund our operations, make planned capital expenditures, and make scheduled payments depends on our future operating performance and success in seeking to increase operating efficiencies and reduce operating expenses, which are subject to economic, financial, business and other conditions, some of which are beyond our control.
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
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. As of October 31, 2008, accrued interest payable on the Notes was $11.2 million.
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
     On November 15, 2008, we made our $12.0 million coupon payment with cash from operations.
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
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of October 31, 2008, there is approximately $0.8 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million credit facility with Key Equipment Finance, a Division of Key Corporate Capital Inc. The fixed rate loan is fully amortizable over five years. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of October 31, 2008, approximately $5.6 million remains outstanding.
Credit Rating
     On October 31, 2008, Moody’s Investors Service changed the rating outlook on IMG Resort and Casino to negative from stable, based on the expectation that the recent deterioration in EBITDA could continue in the current fiscal year due to economic challenges. The IMG Resort and Casino’s B3 corporate family, senior notes ratings was affirmed.
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
Off-Balance Sheet Arrangements
     As of October 31, 2008, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended October 31, 2008 or 2007, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of October 31, 2008, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of October 31, 2008, we held no derivative instruments.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures.
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of the end of the period covered by this Report, have concluded that as of the date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
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
The severe flooding which occurred due to weather remnants of Hurricane Dolly caused a substantial amount of damage to Ski Apache. IMG Resort and Casino has an insurance policy that provides for up to $5,000,000 in flood damage coverage with a $100,000 deductible. There can be no assurance that the insurance company will not reject IMG Resort and Casino’s flood damage insurance claim in whole or in part, in which case IMG Resort and Casino would have to bear the costs of repairs or seek alternative funding sources for reimbursement of those costs. Further, there can be no assurance that the damage will not exceed the $5,000,000 policy limit. If the policy limit is exceeded and IMG Resort and Casino fails to obtain reimbursement from an alternative funding source, IMG Resort and Casino will have to bear the cost for those repairs.
Risks Relating to our Liquidity and Capital Resources
We have substantial long-term debt and related debt service obligations, and failure to satisfy these obligations could materially and adversely impact our financial viability.
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
We have, as previously announced, been exploring the potential to refinance these notes. If the refinancing transaction fails to close on or before the maturity date of the outstanding secured Notes, our existing noteholders have certain rights under the Notes to collateral securing that debt. If our existing noteholders pursue those rights upon the collateral securing the Notes; our financial viability may be materially and adversely impacted, and we may be forced to: (1) negotiate with the noteholders regarding the restructuring of the Notes; (2) sell some or all of our assets to satisfy our obligations under the Notes; or (3) pursue other alternatives available through formal proceedings, any of which would cause our business to suffer.
Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and relied upon debt financing arrangements to satisfy such requirements. Our current cash flows and capital resources are insufficient to meet our long term debt obligations and commitments, and we may be forced to reduce or delay activities and capital expenditures if we are unable to refinance our debt. In the event that we are unable to refinance or restructure our debt, we will be left without sufficient liquidity and we will not be able to meet our debt service requirements and repayment obligations.
The downturn in the economy may affect consumer spending on discretionary items such as travel and leisure, which could have a material adverse effect on our business, financial condition and results of operations.
Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of calendar year 2008 continued and substantially increased during the third quarter of calendar year 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy. A continued or protracted downturn in the economy could adversely impact consumer spending on discretionary items such as travel and leisure. Factors that could affect consumers’ willingness to spend money on non-essential leisure travel include general business conditions, levels of employment, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our profits. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
As was previously reported, The Inn of the Mountain Gods Championship Golf Course and the Ski Apache basin experienced severe flooding due to weather remnants of Hurricane Dolly the weekend of July 26, 2008. The golf course lost two bridges and portions of three holes were damaged. The golf course damage caused a partial closure of the course for a period of six days after the hurricane. All of the damages to the Golf Course from this event were repaired to the point of substantial completion prior to the end of the period covered by this report.
Ski Apache also received a substantial amount of damage during this flood event. Several buildings, ski runs, as well as a number of utilities were damaged. All of the damages to Ski Apache from this event were repaired to the point of substantial completion prior to the end of the period covered by this report.
IMG Resort and Casino has an insurance policy that provides for up to $5 million in flood damage coverage with a $100,000 deductible. Management currently anticipates that the losses occurred will use this coverage limit as the current damage estimates are approximately $5 million dollars. Management believes that depending on the insurance company’s findings on certain items, costs associated with the damages may exceed the $100,000 deductible.
Events related to the operation of Ski Apache
On the morning of November 7, 2008, Ski Apache experienced a fire. The fire was confined to a single metal building used largely for maintenance and repair parts for ski operations related equipment. The IMGRC carries an insurance policy with a $100,000 deductible on all property losses. The insured value of the maintenance building is $1,012,492. The contents have an insured value of $62,312. The replacement costs for the damaged building, its contents, other large equipment, and vehicles affected should be adequately insured to cover the replacement costs and/or actual cash value after the deductible is met.
Despite this fire and the previously reported flood event, Ski Apache opened on time for the season on November 26th, 2008. The operations for Ski Apache have not been adversely materially impacted by either one of these reported events. The only ongoing adverse impact to the operation has been the delay in the expansion to snow making capabilities. That expansion is currently scheduled to be completed by the end of December 2008.

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: December 12, 2008	By	/s/ Douglas Lentz

	Name:	Douglas Lentz
	Its:	Chief Operating Officer (Principal Executive Officer)

Date: December 12, 2008	By	/s/ Daniel McCue

	Name:	Daniel McCue
	Its:	Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.