Form 10-Q
period 2009-01-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2009-03-17
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 31, 2009
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
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

i

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		As of
	As of	January 31, 2009
	April 30, 2008	(unaudited)
Current assets
Cash and cash equivalents	$14,975,093	$5,465,990
Accounts receivable, net of allowance for doubtful accounts	567,236	319,199
Inventories	1,040,086	909,653
Prepaid expenses and other assets	855,754	686,946

Total current assets	17,438,169	7,381,788
Non-current assets
Property plant and equipment	299,344,711	307,224,337
Accumulated depreciation	(103,333,993)	(111,697,322)

Property plant and equipment, net	196,010,718	195,527,015
Other assets	50,000	76,000
Deferred financing cost	4,445,409	3,226,476

Total assets	$217,944,296	$206,211,279

Liabilites and Deficit
Current liabilities
Accounts payable	$2,093,653	$2,320,764
Accrued expenses	3,298,719	4,922,584
Accrued payroll and benefits	2,578,145	2,394,686
Accrued interest	11,200,000	5,200,000
Advance deposits	357,648	76,899
Tribal accounts payable	—	22,440
Current portion of long-term debt	3,534,414	3,855,781

Total current liabilities	23,062,579	18,793,154
Non-current liabilities
Long-term debt, net of current portion	204,639,002	202,004,140

Total liabilities	227,701,581	220,797,294

Deficit
Contributed capital	21,648,939	15,645,939
Accumulated deficit	(31,406,224)	(30,231,954)

Total deficit	(9,757,285)	(14,586,015)

Total liabilities and deficit	$217,944,296	$206,211,279

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009
Revenues:
Gaming	$16,839,587	$16,872,851	$60,135,758	$57,580,951
Hotel	2,783,690	2,552,125	10,687,186	10,186,752
Food and beverage	3,685,058	2,752,681	11,554,978	10,364,390
Recreation and other	6,101,670	4,772,791	15,786,963	14,064,875

Gross revenue	29,410,005	26,950,448	98,164,885	92,196,968

Less-promotional allowances	476,831	134,654	1,535,717	609,360

Net revenue	28,933,174	26,815,794	96,629,168	91,587,608

Operating Expenses
Gaming	6,105,580	6,328,702	20,562,395	20,680,526
Hotel expenses	1,013,927	1,069,708	3,399,474	3,805,249
Food and beverage	3,999,628	2,966,296	11,806,481	10,652,421
Recreation and other	3,956,607	2,669,960	11,491,474	9,709,225
Marketing	2,506,468	2,209,561	7,720,885	6,285,568
General and administrative	3,566,379	3,756,133	8,543,721	10,282,941
Health insurance — medical	591,728	652,363	1,534,939	1,807,974
401 K	214,461	221,319	656,725	674,889
Mescalero Apache Telecom	49,093	47,929	150,138	142,976
Tribal Taxes	600,000	600,000	1,800,000	1,800,000
Depreciation and amortization	4,087,672	3,041,439	12,472,075	9,167,261
Insurance reimbursement (Note 11)	—	(3,677,047)	—	(4,777,047)
Storm costs (Note 11)	—	129,117	—	371,124
Loss on disposal of assets	—	179,172	63,847	225,290

Total Operating Expenses	26,691,543	20,194,652	80,202,154	70,828,397

Operating Income	2,241,631	6,621,142	16,427,014	20,759,211

Other Income
Interest income	32,154	2,998	168,523	36,935
Interest (expense)	(6,592,441)	(6,536,173)	(19,843,634)	(19,641,696)
Other Income	44,696	794	47,003	19,820

Total Other Expense	(6,515,591)	(6,532,381)	(19,628,108)	(19,584,941)

Net Income (Loss)	$(4,273,960)	$88,761	$(3,201,094)	$1,174,270

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	January 31, 2008	January 31, 2009
Cash flows from operating activities:
Net (loss) income	$(3,201,094)	$1,174,270

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,669,253	10,386,194
Insurance reimbursement	—	(4,117,272)
Loss on disposal of assets	63,857	225,290
Changes in assets and liabilities:
Accounts receivable	114,795	248,037
Inventories	(292,759)	130,433
Prepaid expenses	(333,141)	168,808
Other long-term assets	12,500	(26,000)
Accounts payable	407,215	227,111
Accrued expenses, payroll and benefits	(891,503)	1,440,406
Tribal accounts payable	—	22,440
Accrued interest payable	(6,000,000)	(6,000,000)
Deposits and advanced payments	(359,072)	(280,749)

Net cash provided by operating activities	3,190,051	3,598,968

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,147,600)	(4,436,951)

Net cash used in investing activities	(1,147,600)	(4,436,951)

Cash flows from financing activities:
Principal payments on long-term debt	(3,097,738)	(2,668,120)
Distributions to Mescalero Apache Tribe	(6,003,003)	(6,003,000)

Net cash used in financing activities	(9,100,741)	(8,671,120)

Net decrease in cash and cash equivalents	(7,058,290)	(9,509,103)
Cash and cash equivalents, beginning of period	16,929,630	14,975,093

Cash and cash equivalents, end of period	$9,871,340	$5,465,990

Supplemental cash flow information:
Cash paid for interest	$24,624,701	$24,422,463

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$289,420	$354,624

Property, plant and equipment acquired through reduction in storm recovery receivable	$—	$4,117,272

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
The accompanying financial statements have been prepared by IMG Resort and Casino without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operation and cash flows as of the and for the three and nine month periods January 31, 2008 and 2009; and for all periods presented have been made. Certain information and disclosures required by generally accepted accounting principles have been condensed or omitted for purposes of filing interim financial statements with the Securities and Exchange Commission (the “SEC”). The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in IMG Resort and Casino’s Annual Report on Form 10-K for the year ended April 30, 2008.
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

Cash and Cash Equivalents
Cash includes cash on hand for change drawers and in the vault for daily casino activities and cash on deposit with financial institutions in demand accounts, savings accounts and short-term certificates of deposit. For purposes of the statement of cash flows all cash accounts that are not subject to withdrawal restrictions or penalties and all highly liquid debt instruments purchased with an original maturity of nine months or less are considered to be cash equivalents.
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
Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

Non —gaming equipment, furniture and other	3 - 15 years
Gaming equipment	5 - 7 years
Leasehold and land improvements, lake and golf course	5 - 30 years
Buildings, lifts and snowmaking equipment	10 - 39 years
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino’s financing are capitalized and amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $4,445,409 million as of April 30, 2008 and $3,226,476 million as of January 31, 2009.
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
During the nine months ended January 31, 2009, IMG Resort and Casino recorded a loss on disposal of assets of $46,118 related to storm damage. During the nine months ended January 31, 2009, IMG Resort and Casino recorded other expenses of $371,124 related to storm damage, (See Note 11). As a result of the fire at Ski Apache there was significant damage to a maintenance building and some vehicles. The net loss from the fire on the building and large equipment that were damaged or lost in the fire was $179,172 for the three months ended January 31, 2009. The replacement costs for the damaged building, its contents, other large equipment, and vehicles affected should be adequately insured to cover the replacement costs and/or actual cash value after the deductible is met.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and capital lease obligations approximate fair value.
The estimated fair value of our long-term debt at April 30, 2008 was $202.0 million, versus its book value of $200.0 million. The estimated fair value of our long-term debt at January 31, 2009 was $73.1 million, versus its book value of $200.0 million. The estimated fair value amounts were based on quoted market prices on or about April 30, 2008 and January 31, 2009, respectively.
Contributed Capital
Contributed capital represents contributions from and distributions to the Tribe and consists of (i) cash to fund certain construction and development of the Travel Center Casino and the Resort, (ii) forgiveness of debt from the Inn to the Tribe, and (iii) allocated pension costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7).
Revenues
In accordance with gaming industry practice, IMG Resort and Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as current liabilities in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $250,448 at April 30, 2008 and $206,696 at January 31, 2009.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total rebates recognized by IMG Resort and Casino were $476,831 and $134,654 for the three months ended January 31, 2008, and January 31, 2009, respectively, and $1,535,717 and $609,360 for the nine months ended January 31, 2008 and January 31, 2009, respectively.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point liability is included in accrued expenses and totaled $1,046,957 at April 30, 2008 and $1,242,720 at January 31, 2009.
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

The estimated cost of providing such complimentary allowances, as they relate to operations, was included in casino expenses as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2008	2009	2008	2009

Rooms	$212,825	$43,964	$1,369,660	$113,943
Food and beverage	236,696	147,637	922,479	480,469
Other	(249)	—	21,772	20

	$449,272	$191,601	$2,313,911	$594,432

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended January 31, 2008 and 2009 were $2.5 million and $2.2 million, respectively. IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the nine months ended January 31, 2008 and 2009 were $7.7 million and $6.3 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to Tribal taxes as long as its enterprises are not subject to New Mexico State Gross Receipts Tax. IMG Resort and Casino operations, other than a portion of the operations at Ski Apache, are not subject to the New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. There is also a Tribal excise tax that equals the difference between a fixed rate of $200,000 per month and the total of the non-Ski Apache taxes collected, should the taxes collected be less than $200,000 per month. The related tax ordinances are unclear as to what happens when the amount collected from sales is greater than $200,000 per month. Additionally, the taxes collected are included in net revenue and tax payments are included in expenses as opposed to being recorded as a liability and subsequent release of the liability. The tax payment is made at the beginning of the month of the same month that the taxes are being collected. IMG Resort and Casino has recorded and paid the Tribe $600,000 in taxes for the three-month periods ended January 31, 2008 and January 31, 2009, and $1.8 million for the nine month periods ended January 31, 2008 and January 31, 2009. The amount of taxes collected from sales materially approximates the amount paid to the Tribe each month.
Classification of Departmental Costs
Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs employed in gaming departments, casino-based supply costs and other direct operating costs of the casinos (including costs in operating our player’s club). Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our headquarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy, facilities, utility costs and other indirect costs not included in the direct costs of our operating departments.
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
The allowance for doubtful accounts was $17,522 as of April 30, 2008 and $43,906 as of January 31, 2009.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	April 30, 2008	January 31, 2009
Food and beverage	$219,709	$301,519
Golf and pro shop	113,058	52,560
Gift shops, fuel and other	707,319	555,574

Inventories, net of reserves	$1,040,086	$909,653

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	April 30, 2008	January 31, 2009
Land	$538,894	$1,000,473
Buildings	209,507,247	209,846,665
Lifts and Snowmaking equipment	8,421,750	8,493,368
Non-gaming equipment, furniture and other	51,819,539	52,510,939
Gaming equipment	20,869,501	21,807,497
Leasehold and land improvements, lake and golf course	8,072,925	11,114,241

Subtotal	299,229,856	304,773,184
Less accumulated depreciation and amortization	(103,333,993)	(111,697,322)

Property, plant and equipment, net	195,895,863	193,075,862
Construction in progress (CIP)	114,855	2,451,153

Net Property, plant and equipment	$196,010,718	$195,527,015

For the nine months ended January 31, 2009, storm damage costs were $371,124 and for the nine months ended January 31, 2009, IMG Resort and Casino recorded an impairment charge of $46,118 related to storm damage, (See Note 11). For the nine months ended January 31, 2009, IMG Resort and Casino recorded $4,729,936 of fixed assets as a result of the flood damage improvements made with the insurance reimbursement.
On the morning of November 7, 2008, Ski Apache experienced a fire. The fire was confined to a single metal building used largely for maintenance and repair parts for ski operations related equipment. The IMGRC carries an insurance policy with a $100,000 deductible on all property losses. The net loss from the fire on the building and large equipment that were damaged or lost in the fire was $179,172 for the three months ended January 31, 2009. The replacement costs for the damaged building, its contents, other large equipment, and vehicles affected should be adequately insured to cover the replacement costs and/or actual cash value after the deductible is met.
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
The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors’ ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. IMG Resort and Casino is in compliance with all covenants required in the Notes.
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2008 and January 31, 2009, $7.2 million and $4.8 million, respectively, remained outstanding on this facility.

Long-term debt at April 30, 2008 and January 31, 2009 is summarized as follows:

	April 30, 2008	January 31, 2009
Senior Notes, bearing interest at a fixed rates of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	929,904	740,721
Capital Equipment Loans,Three (3)to Five (5) year terms, interest ranging from 7.55% to 9.9%	7,243,512	5,119,200

	208,173,416	205,859,921
Less current portion	(3,534,414)	(3,855,781)

Long-term portion	$204,639,002	$202,004,140

The maturities of long-term debt as of January 31, 2009 are as follows (in thousands):

2009 (three months)	$936
2010	3,932
2011	200,848
2012	144

$205,860

Total interest incurred for the three months ended January 31, 2008 and 2009 was $6.6 million and $6.5 million, respectively; and $19.8 million and $19.6 million for the corresponding nine months periods.
NOTE 6—GAMING REVENUE SHARING AND REGULATORY FEES
The Tribe regulates IMG Resort and Casino’s gaming activities through the Mescalero Apache Tribe Gaming Regulatory Commission, an agency of the Tribe (“Commission”). The Commission reports directly to the Tribal Council of the Tribe. A regulatory fee is paid to the Tribe as reimbursement for the cost of regulating the gaming activities. IMG Resort and Casino also pays a federal regulatory fee. All tribal and federal regulatory fees due and payable have been properly accrued.
On June 1, 2004 the Tribe and the State of New Mexico (“State”) entered into a Tribal-State Compact (“Compact”) to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subject the Casino to various regulatory fees and revenues sharing payable to the State.
On June 22, 2004, the Department of the Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. As of April 30, 2008 and January 31, 2009, the amount payable to the State was $414,889 and $432,432, respectively, for regulatory fees.
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

The Tribe sponsors a federally-compliant 401(k) savings plan, which covers substantially all employees who work for IMG Resort and Casino and have attained 18 years of age. This plan became effective January 1, 2007. IMG Resort and Casino matches employee contribution up to 4%. Employees become eligible on the first day of the first quarter following the date of hire. The total amount of match made by IMG Resort and Casino was $214,461 for the quarter ended January 31, 2008 and $221,319 for the quarter ended January 31, 2009. The total amount of match made by IMG Resort and Casino was $656,725 for the nine months ended January 31, 2008 and $674,889 for the nine months ended January 31, 2009. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2008 and 2009 for an employee who is under 50 years old, is $15,500, and for an employee who is over 50 years old, is $20,500.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the three months ended January 31, 2009. (See Note 11)
The Tribe is self —insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $864,234 and $909,301 for the three months ended January 31, 2008 and 2009, respectively. The total amounts reimbursed to the Tribe were approximately $2,509,325 and $2,608,352 for the nine months ended January 31, 2008 and 2009, respectively.
The Tribe maintains worker’s compensation insurance coverage under a retrospective rated policy whereby premiums and catastrophic cases are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino’s employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe and the IMG Resort and Casino have monitored their claims and loss experiences. Workers compensation insurance coverage, combined with the Tribe and IMG Resort and Casino’s causality and liability claims, have been below projected levels and properly accrued for.
The Tribe has, as previously announced, been exploring the potential to refinance the Notes (See Note 5). If the refinancing transaction fails to close on or before the maturity date of the outstanding Notes, the existing noteholders have certain rights under the Notes. If the existing noteholders pursue those rights upon the collateral securing the Notes; our financial viability may be materially and adversely impacted, and we may be forced to: (1) negotiate with the noteholders regarding the restructuring of the Notes; (2) sell some or all of the assets to satisfy our obligations under the Notes; or (3) pursue other alternatives available through formal proceedings, any of which would cause the business to suffer.
Historically, IMG Resort and Casino has not generated sufficient cash flow from operations to satisfy our capital requirements and relied upon debt financing arrangements to satisfy such requirements. The current cash flows and capital resources may be insufficient to meet both short and long term debt obligations and commitments, and IMG Resort and Casino may be forced to reduce or delay activities and capital expenditures if IMG Resort and Casino is unable to refinance its debt. In the event that IMG Resort and Casino is unable to refinance or restructure its debt, IMG Resort and Casino will be left without sufficient liquidity and IMG Resort and Casino will not be able to meet the debt service requirements and repayment obligations.
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Matters
The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, will not materially affect the IMG Resort and Casino’s financial position or the results of its operations.
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the three months ended January 31, 2008 and January 31, 2009 were $8,838 and $22,672, respectively. Occupancy fee for the nine months ended January 31, 2008 and January 31, 2009 were $40,769 and $22,672, respectively.
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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $49,000 and $48,000 for the three months ended January 31, 2008 and 2009, respectively. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $150,000 and $143,000 for the nine months ended January 31, 2008 and 2009, respectively.
Shared Services and Cost Allocations
In connection with the issuance of the original notes, IMG Resort and Casino and the Tribe entered into a service and cost allocation agreement, which provides that the Tribe or its enterprises will continue to provide IMG Resort and Casino and its resort enterprises the following services in accordance with past practice: (i) insurance; (ii) telecommunications; (iii) propane; and (iv) gaming regulation, and that IMG Resort and Casino and its resort enterprises will pay, on behalf of the Tribe, for (a) revenue sharing and regulatory fee obligations required under the 2001 Compact or any new compact, (b) federal regulatory fees required by IGRA, (c) an amount equal to the monthly payments required under the BIA Note (See Note 5) and (d) amounts for certain other miscellaneous liabilities. IMG Resort and Casino reimburses the Tribe for its direct costs as billed by the third party.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this health and dental insurance. IMG Resort and Casino paid the Tribe $864,234 and $909,301 for the quarters ended January 31, 2008 and 2009, respectively. The total amount reimbursed to the Tribe was $2,509,325 and $2,608,352 for the nine months ended January 31, 2008 and 2009, respectively.

Tribal Hunts Accounts Payable
The Natural Resource Sub-Committee of the Mescalero Apache Tribal Council approved the Hunting Proclamation for this fiscal year’s Mescalero Big Game Hunts (“MBGH”). In addition to the hunting permits required for the IMG Resort and Casino operation of the MBGH, this proclamation included some additional elk permits that were to be sold separately from the package hunts to raise revenue for the Tribe. These additional permits are projected to bring in an additional $200,000 for the hunting season. IMG Resort and Casino advanced the $200,000 to the Tribe and collected the fees for those additional permits. IMG Resort and Casino owes the Tribe $22,440 as of January 31, 2009 for all permits sold, in addition to those that have been reimbursed.
NOTE 11—STORM RECOVERY
In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. Damage is estimated at approximately $5.9 million. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated.
IMG Resort and Casino’s insurance carrier agreed to provide $5.0 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA had deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy, which is $100,000. As of January 31, 2009, $4.8 million was received from the insurance carrier. There are additional losses over $5.0 million that are being submitted to FEMA for reimbursement based on the limits placed on us by the insurance company, but those reimbursements cannot be guaranteed. Any further proceeds will be used to replace damaged equipment and buildings and make land improvements and will be capitalized to property and equipment.
The net book value of assets written off as a result of the flood was $46,118. For the quarter ended January 31, 2009, IMG Resort and Casino has incurred approximately $0.2 million in costs associated with the storm recovery, which includes payroll, supplies and immediate repairs and $0.3 million for the nine months ended January 31, 2009. For the nine months ended January 31, 2009 IMG Resort and Casino recorded $4.7 million of fixed assets as a result of the insurance reimbursement.
NOTE 12— SUBSEQUENT EVENT
On February 13, 2009, the IMG Resort and Casino executed a consulting agreement, dated February 10, 2009 (“Consulting Agreement”) with a subsidiary of Warner Gaming, LLC (“Consultant”). The Consulting Agreement provides that the Consultant will, over the three-year term of the Consulting Agreement, evaluate and make recommendations with respect to the following operations at the IMG Resort and Casino: gaming operations and related marketing, non-gaming marketing programs, hotel and other operations, food and beverage operations, human resources and finance and accounting.
The Company, the Subsidiaries and the Consultant currently intend to replace the Consulting Agreement with a management agreement which will allow the Consultant to actively manage all aspects of the operations (the “Management Agreement”). The Consulting Agreement became effective February 13, 2009, and terminates on February 18, 2012, upon the approval by the National Indian Gaming Commission (the “NIGC”) of the Management Agreement, or upon the occurrence of certain other events as set forth in the Consulting Agreement. Unless and until the Management Agreement is approved by the NIGC, IMG Resort and Casino will continue to manage the day-to-day operations.
NOTE 13 — OPERATING SEGMENTS
The IMG Resort and Casino has four operating segments and a consolidating segment: gaming at the Inn of the Mountain Gods Resort and Casino, gaming at the Casino Apache Travel Center, ski, and all other non-gaming. The gaming segments include the activities of the two casinos. The ski segment includes ski lifts and ski school at Ski Apache. The non-gaming segment includes the hotel, hunts, golf, food and beverage, banquets, conferences, retail shops, convenience store and truck stop fuel sales.
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

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
(unaudited, in thousands)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Three Months ended:
January 31, 2009
Net Revenue	$10,092	$6,805	$629	$6,537	$2,753	$26,816
Operating Income (Loss)	7,377	5,283	57	1,047	(7,143)	6,621
Depreciation Expense	—	—	—	—	3,041	3,041
Interest Expense	—	—	—	—	(6,536)	(6,536)
Interest Income and Other	—	—	—	—	4	4

Three Months ended:
January 31, 2008
Net Revenue	$9,941	$6,627	$602	$8,830	$2,933	$28,933
Operating Income (Loss)	7,493	5,233	75	1,466	(12,025)	2,242
Depreciation Expense	—	—	—	—	4,088	4,088
Interest Expense	—	—	—	—	(6,592)	(6,592)
Interest Income and Other	—	—	—	—	77	77

Nine Months ended:
January 31, 2009
Net Revenue	$34,424	$23,031	$640	$30,770	$2,723	$91,588
Operating Income (Loss)	25,846	18,153	32	7,793	(31,065)	20,759
Depreciation Expense	—	—	—	—	9,167	9,167
Interest Expense	—	—	—	—	(19,642)	(19,642)
Interest Income and Other	—	—	—	—	57	57

Nine Months ended:
January 31, 2008
Net Revenue	$36,479	$23,351	$635	$33,327	$2,837	$96,629
Operating Income (Loss)	28,466	18,745	(79)	8,832	(39,537)	16,427
Depreciation Expense	—	—	—	—	12,472	12,472
Interest Expense	—	—	—	—	(19,844)	(19,844)
Interest Income and Other	—	—	—	—	216	216
NOTE 14—CONSOLIDATING INFORMATION
In connection with IMG Resort and Casino’s issuance in November 2003 of the Notes, IMG Resort and Casino’s subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (“wholly-owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Notes. These guarantees were secured only until the completion of the Resort and thereafter unsecured.
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

The following consolidating information is presented as of January 31, 2009 and April 30, 2008 and for the three and nine months ended January 31, 2009 and 2008.
INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of January 31, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,985,380	$3,480,610	$—	$5,465,990
Accounts receivable	21,957	297,242	—	319,199
Inventories	233,889	675,764	—	909,653
Prepaid expenses	686,946	—	—	686,946

Total current assets	2,928,172	4,453,616	—	7,381,788
Fixed Assets	—	307,224,337		307,224,337
Accumulated depreciation	—	(111,697,322)	—	(111,697,322)

Net fixed assets	—	195,527,015	—	195,527,015
Non-Current
Other assests	76,000	—		76,000
Deferred financing costs	3,226,476	—	—	3,226,476
Advances to subsidiaries	35,550,034	5,877,875	(41,427,909)	—
Investment in subsidiaries	168,558,803	—	(168,558,803)	—

Total Assets	$210,339,485	$205,858,506	$(209,986,712)	$206,211,279

Accounts payable	$2,320,764	$—	$—	$2,320,764
Accrued expenses	3,990,534	932,050	—	4,922,584
Accrued payroll and benefits	2,394,686	—	—	2,394,686
Accrued interest	5,200,000	—	—	5,200,000
Advanced deposits	—	76,899	—	76,899
Tribal Accounts payable	22,440	—	—	22,440
Current portion of long-term debt	3,585,605	270,176	—	3,855,781

Total current liabilities	17,514,029	1,279,125	—	18,793,154
Non-Current Liabilities
Advances from subsidiaries	5,877,875	35,550,034	(41,427,909)	—
Long-term debt, net of current portion	201,533,596	470,544	—	202,004,140

Total liabilities	224,925,500	37,299,703	(41,427,909)	220,797,294
Contributed Capital	15,645,939	(6,012,897)	6,012,897	15,645,939
Retained Earnings (accumulated deficit)	(30,231,954)	174,571,700	(174,571,700)	(30,231,954)

Total equity (deficit)	(14,586,015)	168,558,803	(168,558,803)	(14,586,015)

Total liabilities and equity (deficit)	$210,339,485	$205,858,506	$(209,986,712)	$206,211,279

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended January 31, 2009
(Unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$16,872,851	$—	$16,872,851
Hotel	—	2,552,125	—	2,552,125
Food and beverage	—	2,752,681	—	2,752,681
Recreation and other	—	4,772,791	—	4,772,791

Gross revenue	—	26,950,448	—	26,950,448
Less -promotional allowances	10,596	124,058	—	134,654

Net revenue	(10,596)	26,826,390	—	26,815,794

Operating Expenses
Gaming	—	6,328,702	—	6,328,702
Hotel	—	1,069,708	—	1,069,708
Food and beverage	—	2,966,296	—	2,966,296
Recreation and other	—	2,669,960	—	2,669,960
Marketing	—	2,209,561	—	2,209,561
General and administrative	2,794,067	962,066	—	3,756,133
Health Insurance — Medical	—	652,363	—	652,363
Mescalero Apache- 401K	—	221,319	—	221,319
Mescalero Apache Telecom	—	47,929	—	47,929
Tribal Taxes	—	600,000	—	600,000
Depreciation and amortization	—	3,041,439	—	3,041,439
Insurance reimbursement (Note 11)	(3,677,047)	—	—	(3,677,047)
Storm Costs	129,117	—	—	129,117
Gain (loss) on disposal of assets	—	179,172	—	179,172

Total Operating Expenses	(753,863)	20,948,515	—	20,194,652

Operating Income (loss)	743,267	5,877,875	—	6,621,142

Other Income (expense)
Interest income	2,998	—	—	2,998
Interest	(6,536,173)	—	—	(6,536,173)
Income from subsidiaries	5,877,875	—	(5,877,875)	—
Other income	794	—	—	794

Total other income (expense)	(654,506)	—	(5,877,875)	(6,532,381)

Net Income	$88,761	$5,877,875	$(5,877,875)	$88,761

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended January 31, 2009
(Unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$57,580,951	$—	$57,580,951
Hotel	—	10,186,752	—	10,186,752
Food and beverage	—	10,364,390	—	10,364,390
Recreation and other	—	14,064,875	—	14,064,875

Gross revenue	—	92,196,968	—	92,196,968
Less -promotional allowances	64,635	544,725	—	609,360

Net revenue	(64,635)	91,652,243	—	91,587,608

Operating Expenses
Gaming	—	20,680,526	—	20,680,526
Hotel	—	3,805,249	—	3,805,249
Food and beverage	—	10,652,421	—	10,652,421
Recreation and other	—	9,709,225	—	9,709,225
Marketing	—	6,285,568	—	6,285,568
General and administrative	7,428,100	2,854,841	—	10,282,941
Health Insurance — Medical	—	1,807,974	—	1,807,974
Mescalero Apache- 401K	—	674,889	—	674,889
Mescalero Apache Telecom	—	142,976	—	142,976
Tribal taxes	—	1,800,000	—	1,800,000
Depreciation and amortization	—	9,167,261	—	9,167,261
Insurance reimbursement (Note 11)	(4,777,047)	—	—	(4,777,047)
Storm Costs (Note 11)	371,124	—	—	371,124
Loss on disposal of assets	—	225,290	—	225,290

Total Operating Expenses	3,022,177	67,806,220	—	70,828,397

Operating Income (loss)	(3,086,812)	23,846,023	—	20,759,211
Other Income (Expense)
Interest income	36,935	—	—	36,935
Interest (expense)	(19,641,696)	—	—	(19,641,696)
Income from subsidiaries	23,846,023	—	(23,846,023)	—
Other income	19,820	—	—	19,820
Total other income (expense)	4,261,082	—	(23,846,023)	(19,584,941)

Net Income	$1,174,270	$23,846,023	$(23,846,023)	$1,174,270

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended January 31, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,174,270	$23,846,023	$(23,846,023)	$1,174,270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,218,933	9,167,261	—	10,386,194
Insurance reimbursement	(4,117,272)	—		(4,117,272)
Loss on disposal of fixed assets	—	225,290	—	225,290
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable	(3,511)	251,548	—	248,037
Inventories	(17,299)	147,732	—	130,433
Prepaid expenses	(4,542)	173,350	—	168,808
Other long term assets	(76,000)	50,000	—	(26,000)
Accounts payable	227,111	—	—	227,111
Accrued expenses, payroll and benefits	1,357,236	83,170	—	1,440,406
Tribal accounts payable	22,440	—	—	22,440
Accrued interst payable	(6,000,000)	—	—	(6,000,000)
Deposits and advance payments	—	(280,749)	—	(280,749)

Net cash provided by (used in) operating activities	(6,218,634)	33,663,625	(23,846,023)	3,598,968

Cash flows from investing activities:

Purchase of property, plant and equipment	—	(4,436,951)	—	(4,436,951)
Investment in subsidiaries	(23,846,023)	—	23,846,023	—

Net cash used by investing activities	(23,846,023)	(4,436,951)	23,846,023	(4,436,951)

Cash flows from financing activities:
Advances to (from) affiliates	29,448,578	(29,448,578)	—	—
Principal payments on debt	(2,478,935)	(189,185)	—	(2,668,120)
Distributions to Mescalero Apache Tribe	(6,003,000)	—	—	(6,003,000)

Net cash provided by (used in) financing activities	20,966,643	(29,637,763)	—	(8,671,120)

Net decrease in cash and cash equivalents	(9,098,014)	(411,089)	—	(9,509,103)
Cash and cash equivalents, beginning of period	11,083,394	3,891,699	—	14,975,093

Cash and cash equivalents, end of period	$1,985,380	$3,480,610	$—	$5,465,990

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended January 31, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$16,839,587	$—	$16,839,587
Hotel	—	2,783,690	—	2,783,690
Food and beverage	—	3,685,058	—	3,685,058
Recreation and other	—	6,101,670	—	6,101,670

Gross revenue	—	29,410,005	—	29,410,005
Less -promotional allowances	19,460	457,371	—	476,831

Net revenue	(19,460)	28,952,634	—	28,933,174

Operating Expenses
Gaming	—	6,105,580	—	6,105,580
Hotel	—	1,013,927	—	1,013,927
Food and beverage	—	3,999,628	—	3,999,628
Recreation and other	—	3,956,607	—	3,956,607
Marketing	—	2,506,468	—	2,506,468
General and administrative	2,532,129	1,034,250	—	3,566,379
Health Insurance — Medical	—	591,728	—	591,728
Mescalero Apache- 401K	—	214,461	—	214,461
Mescalero Apache Telecom	—	49,093	—	49,093
Tribal Taxes	—	600,000	—	600,000
Depreciation and amortization	—	4,087,672	—	4,087,672

Total Operating Expenses	2,532,129	24,159,414	—	26,691,543

Operating Income (loss)	(2,551,589)	4,793,220	—	2,241,631

Other Income (expense)
Interest income	32,154	—	—	32,154
Interest	(6,592,441)	—	—	(6,592,441)
Income from subsidiaries	4,793,220	—	(4,793,220)	—
Other income	44,696	—	—	44,696

Total other expense	(1,722,371)	—	(4,793,220)	(6,515,591)

Net income (loss)	$(4,273,960)	$4,793,220	$(4,793,220)	$(4,273,960)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended January 31, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$60,135,758	$—	$60,135,758
Hotel	—	10,687,186	—	10,687,186
Food and beverage	—	11,554,978	—	11,554,978
Recreation and other	—	15,786,963	—	15,786,963

Gross revenue	—	98,164,885	—	98,164,885
Less -promotional allowances	19,460	1,516,257	—	1,535,717

Net revenue	(19,460)	96,648,628	—	96,629,168

Operating Expenses
Gaming	—	20,562,395	—	20,562,395
Hotel	—	3,399,474	—	3,399,474
Food and beverage	—	11,806,481	—	11,806,481
Recreation and other	—	11,491,474	—	11,491,474
Marketing	—	7,720,885	—	7,720,885
General and administrative	5,970,302	2,573,419	—	8,543,721
Health Insurance — Medical	—	1,534,939	—	1,534,939
Mescalero Apache- 401K	—	656,725	—	656,725
Mescalero Apache Telecom	—	150,138	—	150,138
Tribal Taxes	—	1,800,000	—	1,800,000
Depreciation and amortization	—	12,472,075	—	12,472,075
Loss on disposal of assets	—	63,847	—	63,847

Total Operating Expenses	5,970,302	74,231,852	—	80,202,154

Operating Income (loss)	(5,989,762)	22,416,776	—	16,427,014

Other Income (expense)
Interest income	168,523	—	—	168,523
Interest	(19,843,634)	—	—	(19,843,634)
Income from subsidiaries	22,416,776	—	(22,416,776)	—
Other income	47,003	—	—	47,003

Total other income (expense)	2,788,668	—	(22,416,776)	(19,628,108)

Net income (loss)	$(3,201,094)	$22,416,776	$(22,416,776)	$(3,201,094)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months ended January 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,201,094)	$22,416,776	$(22,416,776)	$(3,201,094)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,218,933	12,450,320	—	13,669,253
Loss on disposal of fixed assets	—	63,857	—	63,857
Changes in assets and liabilities:
Accounts receivable	(22,530)	137,325	—	114,795
Tribal accounts receivable	—	—	—	—
Inventories	(69,557)	(223,202)	—	(292,759)
Prepaid expenses	(154,749)	(178,392)	—	(333,141)
Other long term assets	50,000	(37,500)	—	12,500
Accounts payable	407,215	—	—	407,215
Accrued expenses, payroll and benefits	(877,505)	(13,998)	—	(891,503)
Interest payable	(6,000,000)	—	—	(6,000,000)
Deposits and advance payments	—	(359,072)	—	(359,072)

Net cash provided by (used in) operating activities	(8,649,287)	34,256,114	(22,416,776)	3,190,051

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(1,147,600)	—	(1,147,600)
Investment in subsidiaries	(22,416,776)	—	22,416,776	—

Net cash used in investing activities	(22,416,776)	(1,147,600)	22,416,776	(1,147,600)

Cash flows from financing activities:
Advances to (from) affiliates	33,878,119	(33,878,119)	—	—
Principal payments on debt	(2,924,578)	(173,160)	—	(3,097,738)
Distributions to Mescalero Apache Tribe	(6,003,003)	—	—	(6,003,003)

Net cash provided by (used in) financing activities	24,950,538	(34,051,279)	—	(9,100,741)

Net decrease in cash and cash equivalents	(6,115,525)	(942,765)	—	(7,058,290)
Cash and cash equivalents, beginning of period	12,808,711	4,120,919	—	16,929,630

Cash and cash equivalents, end of period	$6,693,186	$3,178,154	$—	$9,871,340

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Reference in this Quarterly Report on Form 10-Q (this “Form 10-Q” or this “Report”) to (a) the “Tribe” refers to the Mescalero Apache Tribe, a federally recognized Indian tribe, (b) “IMG Resort and Casino” refers to Inn of the Mountain Gods Resort and Casino, a business enterprise of the Tribe, (c) “Resort” refers to the Inn of the Mountain Gods Resort and Casino, (d) “Casino Apache” refers to Casino Apache, a business enterprise of the Tribe, (e) the “Inn” refers to Inn of the Mountain Gods, a business enterprise of the Tribe, (f) the “Travel Center” refers to Casino Apache Travel Center, a business enterprise of the Tribe and (g) “Ski Apache” refers to Ski Apache, a business enterprise of the Tribe. Each of Casino Apache, the Inn, the Travel Center and Ski Apache is a wholly-owned subsidiary of IMG Resort and Casino. Reference in this Form 10-Q to “we,” “our,” and “us” refer to IMG Resort and Casino.
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
Overview
     We are an unincorporated business enterprise of the Tribe. The Tribe formed IMG Resort and Casino to operate its resort enterprises, comprised of, the Inn, Casino Apache Travel Center and Ski Apache, each of which is an unincorporated Tribal business enterprise wholly-owned by IMG Resort and Casino. The combined activities of these enterprises comprise our operations. Our four primary areas of operation are:
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of January 31, 2009, we had 55,000-square feet of combined gaming space featuring 1,417 slot machines and 42 table games between our facilities at the Resort, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
     Food and Beverage. The Resort features: Wendell’s, a 116-seat casual and fine dining restaurant; Gathering of Nations Buffet, a 260-seat buffet style restaurant; a 72-seat sports bar; a 80-seat night club featuring live entertainment, dancing and DJ music; Wendell’s Lounge, a “piano” lounge featuring an oversized fireplace; and the Apache Summit BBQ, an 88-seat casual restaurant in the golf clubhouse. Casino Apache Travel Center features Smokey B’s, a 130-seat casual dining restaurant and one sports bar. Ski Apache operates one main restaurant and five satellite food and beverage outlets.
     Hotel. On March 15, 2005, we opened the Resort which features 273 luxury hotel rooms. The hotel varies between four and eight stories in height, depending upon the location along the hotel corridor, and allows for easy traveling distance to and from the casino and events center. Our over-sized deluxe guest rooms are either 480 square feet or 610 square feet and our suites are 1,200 square feet (with the ability to connect to a 480 square foot deluxe guest room, providing a total of 1,680 square feet in that configuration). In-room amenities include high-speed Internet access, coffee makers, ironing boards and irons, mini-bars, toiletries, free and pay-per-view movies and other standard and premium channels. All rooms feature a balcony view of Lake Mescalero, Sierra Blanca Mountain or the forest-lined golf course. The hotel also features an indoor swimming pool and fitness center, steam and sauna facilities for both men and women and a family locker area.

     Recreation and Other. Our all-season recreational operations include, Ski Apache with 11 ski lifts covering 55 trails over 750 acres and is the second largest in New Mexico, an 18-hole championship golf course, seasonal big-game hunts, a shooting range, horseback riding, boating and fishing. Our ski resort is typically open from Thanksgiving until Easter, while our golf course generally operates from April through November. Our retail outlets include a gift shop, golf and pro shop, ski shop, a 2,500-square foot convenience store, a fuel station with 12 gasoline and eight diesel pumping stations and laundry and shower facilities.
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
     Promotional Allowances. We periodically reward rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by us as a reduction from gross revenue.
     The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services.
     Emerging Issues Task Force (“EITF”) Issue No. 00-14, Accounting for Certain Sales Incentives, requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. We adopted EITF 00-14 on April 30, 2001. Our accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, we, through our wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
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

     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of our financing are capitalized and amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $3.2 million as of January 31, 2009.
     Impairment of Long Lived Assets. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which established the approach to be used in the determination of impairment.
     Under the provisions of SFAS 144, a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
     During the nine months ended January 31, 2009, we recorded a loss on disposal of assets of $46,118 related to storm damage. During the nine months ended January 31, 2009, we recorded other expenses of $371,124 related to storm damage. During the nine months ended January 31, 2009, there was fire damage to a building at Ski Apache. The net loss from the fire on the building and large equipment that were damaged or lost in the fire was $179,172 for the three months ended January 31, 2009. The building is scheduled to be reconstructed with the insurance proceeds to be received subsequent to January 31, 2009.
Results of Operations
Quarter Ended January 31, 2009 Compared to Quarter Ended January 31, 2008.
     Net Revenues. Net revenues decreased $2.1 million, or 7%, to $26.8 million for the quarter ended January 31, 2009 from $28.9 million for the quarter ended January 31, 2008. Overall revenues have decreased due to a decrease in the number of guests and a decrease in average guest spending attributed to the overall economic downturn that has affected the entire gaming and hospitality industry.
     Gaming. Net Gaming revenues increased $0.033 million, or 0.2%, to $16.9 million for the quarter ended January 31, 2009 from $16.8 million for the quarter ended January 31, 2008. Slot revenues decreased to $14.4 million for the quarter ended January 31, 2009 from $14.7 million for the quarter ended January 31, 2008, a decrease of $0.3 million. Gross slot win per unit, per day was $118 for the quarter ended January 31, 2009 compared to $117 for the quarter ended January 31, 2008; the weighted average number of machines declined to 1,443 for the quarter ended January 31, 2009 from 1,450 for the quarter ended January 31, 2008. Table games revenue increased $0.3 million, or 8%, to $2.5 million for the quarter ended January 31, 2009 from $2.4 million for the quarter ended January 31, 2008. Daily Net Win per Table for the quarter ended January 31, 2009 was $569 as compared to $613 for the same period a year ago, a 7% decrease.
     Hotel. Hotel revenues decreased $0.2 million, or 7% to $2.6 million for the quarter ended January 31, 2009 from $2.8 million for the quarter ended January 31, 2008. Occupancy rates averaged 57%, a decrease of 4% for the quarter ended January 31, 2009 as compared to the same period a year ago. The average daily rate decreased to $176 as compared to the same period a year ago and revenue per available room decreased to $101, or 7%, as compared to the same period a year ago.
     Food and Beverage. Food and beverage revenues decreased $0.9 million, or 24%, to $2.8 million for the quarter ended January 31, 2009 from $3.7 million for the quarter ended January 31, 2008 due to a reclassification of how we account for employee dining revenue as well as a decrease in covers.
     Recreation and Other. Recreation and other revenues decreased $1.3 million, or 21% to $4.8 million for the quarter ended January 31, 2009 from $6.1 million for the quarter ended January 31, 2008 due to a decrease in fuel sales as well a decrease in lift revenue associated with Ski Apache. While Ski Apache had experienced events of a fire and a flood, Ski Apache managed to open the season on time on November 26, 2008.
     Promotional Allowances. Promotional allowances decreased $0.4 million, or 72%, to $0.1 million for the quarter ended January 31, 2009 from $0.5 million for the quarter ended January 31, 2008 due to a refined marketing plan which is a tiered direct marketing plan as opposed to a mass marketing plan.

     Total Operating Expenses. Total operating expenses decreased $6.5 million, or 24%, to $20.2 million for the quarter ended January 31, 2009 from $26.7 million for the quarter ended January 31, 2008 due primarily to decreases in food and beverage and recreation expenses as well as the effect of the insurance reimbursement of $3.7 million.
     Gaming. Gaming expenses increased, $0.2 million to $6.3 million for the quarter ended January 31, 2009 from $6.1 million for the quarter ended January 31, 2008 due in part to the increase in revenue.
     Hotel. Hotel expenses increased $0.1 million to $1.1 million for the quarter ended January 31, 2009 from $1.0 million for the quarter ended January 31, 2008, due an increase in salaries and benefits and an increase in printing and graphics.
     Food and Beverage. Food and beverage expenses decreased, $1.0 million to $3.0 million for the quarter ended January 31, 2009 from $4.0 million for the quarters ended January 31, 2008 due in part to a reclassification of how we account for employee dining revenue along with a decrease in cost of goods sold.
     Recreation and Other. Recreation and other costs decreased $1.3 million, or 33% to $2.7 million for the quarter ended January 31, 2009 from $4.0 million for the quarter ended January 31, 2008 due to a decrease in cost of goods sold associated with gas and diesel.
     Marketing. Marketing costs decreased $0.3 million, or 12% to $2.2 million for the quarter ended January 31, 2009 from $2.5 million for the quarter ended January 31, 2008 due a decrease in outside services resulting from expenses incurred in connection with the cancellation of the air charter service in the three month period ended January 31, 2008 that were not incurred in the period January 31, 2009.
     General and Administrative. General and administrative expenses increased $0.2 million, or 5.3%, to $3.8 million for the quarter ended January 31, 2009 from $3.6 million for the quarter ended January 31, 2008. The increase in general and administrative expenses primarily consisted of an increase in salaries of $0.2 million.
     Health Insurance. Health insurance expenses increased to $0.7 million, or 10%, for the quarter ended January 31, 2009 from $0.6 million for the quarters ended January 31, 2009 and January 31, 2008 due to an increase in the number of team members utilizing this benefit.
     Mescalero Apache 401K. Mescalero Apache 401K expenses remained flat at $0.2 million for the quarters ended January 31, 2009 and 2008.
     Mescalero Apache Telecom. Mescalero Apache telecom expenses remained flat at $0.05 million for the quarters ended January 31, 2009 and 2008.
     Tribal Taxes. Tribal taxes remained flat at $0.6 million for the quarters ended January 31, 2009 and 2008.
     Insurance Reimbursement. Insurance reimbursement for the three months ended January 31, 2009 was $3.7 million and is the gain recorded from the reconstruction of storm damaged land, leasehold improvements, buildings, and equipment that were nearly fully depreciated at the time of the storm.
     Depreciation. Depreciation decreased $1.1 million, or 27%, to $3.0 million for the quarter ended January 31, 2009 from $4.1 million for the quarter ended January 31, 2008 due to assets becoming fully depreciated.
     Storm Costs. Storm costs were $0.1 million for the quarter ended January 31, 2009. Storm costs are expenses related to the cost of repairing the damages as a result of severe flooding from heavy rain fall from the remnants of Hurricane Dolly on July 27, 2008. We have an insurance policy that provided for up to $5.0 million in flood damage coverage. Damage is approximately $5.9 million. Management is trying to recover expenses from FEMA for the damages over $5.0 million already covered by insurance but recovery cannot be guaranteed.
     Income from Operations. Income from operations increased $4.4 million, or 195%, to $6.6 million for the quarter ended January 31, 2009 from $2.2 million for the quarter ended January 31, 2008 due to the storm recovery insurance reimbursement and decreases in various expenses.

     Other Income (Expenses). Other non-operating expenses remained flat at $6.5 million for the quarters ended January 31, 2009 and 2008. Other income (expenses) is comprised primarily interest expense on our Senior Notes (defined below) and other long-term debt, as well as interest income.
Nine Months Ended January 31, 2009 Compared to Nine Months Ended January 31, 2008.
     Net Revenues. Net revenues decreased $5.0 million to $91.6 million for the nine months ended January 31, 2009 from $96.6 million for the nine months ended January 31, 2008. Overall revenues have decreased due to a decrease in the number of guests and a decrease in average guest spending attributed to the overall economic downturn that has affected the entire gaming and hospitality industry.
     Gaming. Net Gaming revenues decreased $2.5 million, or 4%, to $57.6 million for the nine months ended January 31, 2009 from $60.1 million for the nine months ended January 31, 2008. Slot revenues decreased to approximately $49.5 million for the nine months ended January 31, 2009 from $56.2 million for the nine months ended January 31, 2008, a decrease of $6.7 million. Gross slot win per unit, per day was $133 for the nine months ended January 31, 2009 compared to $139 for the nine months ended January 31, 2008; the weighted average number of machines slightly declined to 1,443 for the nine months ended January 31, 2009 from 1,466 for the nine months ended January 31, 2008. Table games revenue remained flat at $7.1 million for the nine months ended January 31, 2009 and 2008. Daily Net Win per Table for the nine months ended January 31, 2009 was $609 as compared to $613 for the same period a year ago, a 1% decrease.
     Hotel. Hotel revenues decreased $0.5 million or 5% to $10.2 million for the nine months ended January 31, 2009 from $10.7 million for the nine months ending January 31, 2008. The decrease is attributable primarily to a decrease in the occupancy rate by 2% and a 22% decrease in the revenue per available room due to the general reduction in the number of guests.
     Food and Beverage. Food and beverage revenues decreased $1.2 million, or 10%, to $10.4 million for the nine months ended January 31, 2009 from $11.6 million for the nine months ended January 31, 2008 due to a reclassification of how we account for employee dining revenue as well as decrease in covers.
     Recreation and Other. Recreation and other revenues decreased $1.7 million, or 11%, to $14.1 million for the nine months ended January 31, 2009 compared to $15.8 million for the nine months ended January 31, 2008 due a decrease in fuel sales. While Ski Apache had experienced events of a fire and a flood, Ski Apache managed to open the season on time on November 26, 2008
     Promotional Allowances. Promotional allowances decrease $0.8 million, or 53% to $0.7 million for the nine months ended January 31, 2009 from $1.5 million for the nine months ended January 31, 2008 due to a refined marketing plan which is a tiered direct marketing plan as opposed to a mass marketing plan.
     Total Operating Expenses. Total operating expenses decreased $9.4 million, or 12%, to $70.8 million for the nine months ended January 31, 2009 from $80.2 million for the nine months ended January 31, 2008 due primarily to decreases in food and beverage and recreation expenses as well as the insurance reimbursement of $3.7 million.
     Gaming. Gaming expenses increased $0.1 million, or 1%, to $20.7 million for the nine months ended January 31, 2009 from $20.6 million for the nine months ended January 31, 2008 due to a related increase in gaming revenue.
     Hotel. Hotel expenses increased $0.4 million, or 12%, to $3.8 million for the nine months ended January 31, 2009 from $3.4 million for the nine months ended January 31, 2008 due to an increase in salaries and benefits.
     Food and Beverage. Food and beverage expenses decreased $1.1 million, or 9%, to $10.7 million for the nine months ended January 31, 2009 from $11.8 million for the nine months ended January 31, 2008 due to a reclassification of how we account for employee dining revenue and cost of goods sold associated with a decrease in revenue.
     Recreation and Other. Recreation and other costs decreased $1.8 million, or 16%, to $9.7 million for the nine months ended January 31, 2009 from $11.5 million for the nine months ended January 31, 2008 due to a decrease in repairs and maintenance and cost of goods associated with fuel and merchandise.

     Marketing. Marketing costs decreased $1.4 million, or 18%, to $6.3 million for the nine months ended January 31, 2009 from $7.7 million for the nine months ended January 31, 2008 due to a decrease in expenses associated with the cancellation of the air charter program.
     General and Administrative. General and administrative expenses increased $1.7 million, or 20%, to $10.3 million for the nine months ended January 31, 2009 from $8.5 million for the nine months ended January 31, 2008 due to increases in benefits, salaries, and outside services, and increases in operating supplies, utilities and repairs and maintenance.
     Health Insurance. Health insurance expenses increased $0.3 million to $1.8 million for the nine months ended January 31, 2009 from $1.5 million for the nine months ended January 31, 2008 as the number of enrolled employees increased.
     Mescalero Apache 401(K). Mescalero Apache 401(K) expenses remained flat at to $0.7 million for the nine months ended January 31, 2009 and 2008.
     Mescalero Apache Telecom. Mescalero Apache Telecom expenses remained flat at $0.15 million for the nine months ended January 31, 2009 and 2008.
     Tribal Taxes. Tribal taxes remained flat at $1.8 million for the nine months ended January 31, 2009 and 2007.
     Depreciation. Depreciation decreased $3.3 million, or 26%, to $9.2 million for the nine months ended January 31, 2009 from $12.5 million for the nine months ended January 31, 2008 due to assets becoming fully depreciated.
     Insurance Reimbursement. Insurance reimbursement for the nine months ended January 31, 2009 was $4.8 million and is the gain recorded from the reconstruction of storm damaged land, leasehold improvements, buildings, and equipment that were nearly fully depreciated at the time of the storm.
     Income from Operations. Income from operations increased $4.3 million, or 26%, to $20.8 million for the nine months ended January 31, 2009 from $16.4 million for the nine months ended January 31, 2008 due primarily to the insurance reimbursement.
     Other Income (Expenses). Other non-operating expenses remained flat at $19.6 million for the nine months ended January 31, 2009 and January 31, 2008. Other income (expenses) is comprised primarily interest expense on our Senior Notes and other long-term debt, as well as interest income.
Liquidity and Capital Resources
     As of January 31, 2009 and April 30, 2008, we had cash and cash equivalents of $5.5 million and $15.0 million, respectively. Our principal source of liquidity for the nine months ended January 31, 2009 was cash provided by operating activities of $3.4 million, up $0.2 million from the nine months ended period ended January 31, 2008 due primarily to a decrease in depreciation and the non-cash storm recovery insurance reimbursement.
     Cash used in investing activities for the nine months ended January 31, 2009 was $4.3 million which consisted of capital expenditures in the form of purchases of snowmaking equipment and gaming equipment.
     Cash used in financing activities for the quarter ended January 31, 2009 was $8.7 million, which primarily consisted of $6.0 million in distributions to the Tribe and $2.7 million in principal payments on our long-term debt.
     Existing cash balances and operating cash flows and permitted borrowings have provided adequate funds for our working capital needs, planned capital expenditures, including equipment and furnishings for the Resort and debt service requirements for the past twelve months. However, our ability to fund our operations, make planned capital expenditures, and make scheduled payments depends on our ability to refinance our long-term debt, as well as our future operating performance and success in seeking to increase operating efficiencies and reduce operating expenses, which are subject to economic, financial, business and other conditions, some of which are beyond our control.
     We currently have outstanding $200.0 million aggregate principal amount of 12% Senior Notes due 2010 (the “ Senior Notes”). Unless we are able to refinance the Senior Notes, we do not expect that our cash on hand, together with our cash from operations, will be sufficient to pay the $12.0 million interest payment due on the Senior Notes on May 15, 2009. Failure to make such payment on or before

June 15, 2009, would be an event of default under the indenture governing the Senior Notes (the “Indenture”). Upon the occurrence of an event of default under the Indenture, the trustee under the Indenture or holders of at least 25% of the outstanding principal amount of the Senior Notes may declare all of the Senior Notes to be due and payable immediately. Pursuant to the indenture, we are obligated to pay interest on overdue installments of interest payable on the Senior Notes at a rate equal to 13% per annum (1% per annum in excess of the then applicable annual interest rate on the Senior Notes). See Item 1A. “Risk Factors.”
     We are undergoing a comprehensive review of our operations to determine ways to improve revenues, reduce operating and non-operating expenses and limit our uses of cash. We expect to realize the benefits of certain of these measures immediately, while the benefit of others will not be realized until future periods. However, we can give no assurance that the expected benefits will be realized in the amount or at the times we anticipate, or at all.
     Additionally, our ability to incur additional indebtedness is limited under the terms of the indenture governing the Senior Notes. If our expected operating performance or success in increasing operating efficiencies and reducing operating expenses does not meet management expectations, we may need to arrange for additional sources of funding in the form of permitted borrowings under our indenture or contributions from the Tribe, which sources of funding cannot be assured.
Description of Indebtedness
The Senior Notes
     On November 3, 2003, we issued $200.0 million of senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the Senior Notes is payable semi-annually on May 15 and November 15. The Senior Notes mature on November 15, 2010. As of January 31, 2009, accrued interest payable on the Senior Notes was $5.2 million.
     The Senior Notes rank senior in right of payment to all of our future indebtedness or other obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes. In addition, the Senior Notes rank equal in right of payment to all of our existing and future senior unsecured indebtedness and other obligations that are not, by their terms, expressly subordinated in right of payment to the notes. Each of our wholly-owned subsidiaries are guarantors of the Senior Notes.
     On November 15, 2008, we made our $12.0 million coupon payment with cash from operations.
Incurrence of Additional Indebtedness
     In general, we are restricted in connection with the issuance of the Senior Notes and the related Indenture, that we would not incur any indebtedness if and to the extent the indebtedness would appear as a liability upon our balance sheet prepared in accordance with GAAP; provided however, we may incur indebtedness if certain financial ratios meet certain criteria. Furthermore, we agreed that we would not incur any indebtedness that is contractually subordinated in right of payment to our other indebtedness unless such indebtedness is also contractually subordinated in right of payment to the Senior Notes. Our ability to create liens (other than certain permitted liens) upon any of our property or assets, or any proceeds, income or profits therefrom, or assign or convey any right to receive income therefrom are restricted unless payments due under the Indenture and the Senior Notes are secured on an equal and ratable basis with (or, in the case of subordinated indebtedness, senior thereto, with the same relative priority that the Senior Notes shall have with respect to such subordinated indebtedness) the obligation so secured until such time as such obligations are no longer secured by a lien. Accordingly, our ability to incur additional debt financing is severely limited.
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of January 31, 2009, there is approximately $0.7 million outstanding on the BIA Note.

Credit Facility
     On June 15, 2004, we entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed rate loan is fully amortizable over five years. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of January 31, 2009, approximately $4.8 million remains outstanding.
Credit Rating
     On December 17, 2008, Moody’s Investors Service changed our rating outlook to Caa2 from B3 remaining negative, based on the expectation that the recent deterioration in EBITDA could continue in the current fiscal year due to economic challenges.
     On December 16, 2008, Standard & Poor’s Ratings Services revised our rating outlook to CCC from B, remaining negative. The outlook reflects concerns surrounding expected continuing negative operating trends, stemming from the current weak economic environment, and resulting in a deterioration of credit measures comprised of liquidity concerns and remoteness of the locations.
Off-Balance Sheet Arrangements
     As of January 31, 2009, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the quarters ended January 31, 2009 or 2008, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of January 31, 2009, we had no variable rate debt outstanding. As all of our long-term debt is fixed rate, we are not exposed to interest rate fluctuation.
     As of January 31, 2009, we held no derivative instruments.
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures.
     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this Report, have concluded that as of the date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1A. Risk Factors.
     The following represent material changes during the nine months ended January 31, 2009, to our risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2008.
Unless we are able to refinance our outstanding Senior Notes, we do not expect to have cash sufficient to pay the interest payment on the Senior Notes due on May 15, 2009.
     We currently have outstanding $200.0 million aggregate principal amount of 12% Senior Notes due 2010 (the “Senior Notes”). Unless we are able to refinance the Senior Notes, we do not expect that our cash on hand, together with our cash from operations, will be sufficient to pay the $12.0 million interest payment due on the Senior Notes on May 15, 2009. Failure to make such payment on or before June 15, 2009, would be an event of default under the indenture governing the Senior Notes (the “Indenture”). Upon the occurrence of an event of default under the Indenture, the trustee under the Indenture or holders of at least 25% of the outstanding principal amount of the Senior Notes may declare all of the Senior Notes to be due and payable immediately.
There would be a default under our furniture and equipment loan if the Senior Notes are declared immediately due and payable and upon the occurrence of certain other events. Foreclosure on a material portion of the collateral securing the loan could significantly impair our ability to operate the Resort, which would have a material adverse effect on our business.
     In 2004, we borrowed an aggregate of $15.0 million to finance the purchase of furniture and equipment for the Resort. As of January 31, 2009, we had $4.8 million outstanding under the loan. The loan is secured by substantially all of the gaming equipment and other furniture and equipment at the Resort. It would be a default under the loan if the Senior Notes were to be declared due and payable immediately. In addition, a default under the loan would exist if, among other things, (1) we or any of our subsidiaries becomes insolvent or makes an assignment for the benefit of creditors or (2) there has been a material adverse change in our financial condition or the financial condition of any of our subsidiaries since any funding under the loan. Upon the occurrence of a default under the loan, the lenders may declare the loan to be due and payable immediately and would be able to enforce their rights to the collateral securing the loan. Foreclosure on a material portion of the collateral securing the loan could significantly impair our ability to operate the Resort, which would have a material adverse effect on our business.
Our insurance policy failed to cover all of the storm damage.
     The severe flooding which occurred due to weather remnants of Hurricane Dolly caused a substantial amount of damage to Ski Apache. We have an insurance policy that provides for up to $5,000,000 in flood damage coverage with a $100,000 deductible. The insurance company has covered $5.0 million of our flood damage insurance claim however, we are bearing the costs of repairs and seeking alternative funding sources through FEMA for reimbursement of those costs in excess of $5.0 million.
The downturn in the economy may affect consumer spending on discretionary items such as travel and leisure, which could have a material adverse effect on our business, financial condition and results of operations.
     Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of calendar year 2008 continued and substantially increased during the third and fourth quarter of calendar year 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy. A continued or protracted downturn in the economy could adversely impact consumer spending on discretionary items such as travel and leisure. Factors that could affect consumers’ willingness to spend money on non-essential leisure travel include general business conditions, levels of employment, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our profits. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO
Date: March 17, 2009	By	/s/ Douglas Lentz
		Name:	Douglas Lentz
		Its:	Chief Operating Officer (Principal Executive Officer)

Date: March 17, 2009	By	/s/ Daniel McCue
		Name:	Daniel McCue
		Its:	Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.