Form 10-K
period 2009-04-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2009-08-13
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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
(Do not check if smaller reporting company)
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
Item 1. Business
Overview
IMG Resort and Casino
     IMG Resort and Casino, established on April 2, 2003, is a wholly owned enterprise of the Tribe with the exclusive power to conduct and regulate gaming activities on the Tribe’s reservation. We operate New Mexico’s only all-season gaming destination resort on the Tribe’s 725 square mile reservation in south-central New Mexico. We are located in the forests of the Sacramento Mountains and our operations include: a full- service casino, the Travel Center, offering 17,000 square feet of gaming space including 476 slot machines and 11 table games as of April 30, 2009; and a resort hotel and casino on the banks of Lake Mescalero offering 38,000 square feet of gaming space including 888 slot machines and 34 table games as of April 30, 2009; the second largest ski resort in New Mexico; a championship golf course; big-game hunting and various other outdoor recreational activities. We are located approximately 120 miles north of El Paso, Texas and the Mexican border, approximately 200 miles south of Albuquerque, New Mexico and approximately 10 miles west of the resort town of Ruidoso. Ruidoso and its surrounding area offers tourists a variety of year-round activities, including skiing, golfing, hunting, boating, fishing, camping, swimming, horseback riding and cultural events. The neighboring town of Ruidoso Downs features the Ruidoso Downs Race Track and Casino, offering quarter horse and thoroughbred racing throughout the summer months and is home of the world’s richest quarter horse race, the All-American Futurity. White Sands National Monument, which attracts in excess of 500,000 visitors a year, is located approximately 60 miles away from our properties.
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
Gaming
     We currently operate two gaming facilities, the Travel Center and IMG Resort and Casino. The Travel Center, opened on May 21, 2003, is located directly on U.S. Highway 70 and is highly visible to drivers in both directions. As of April 30, 2009, the Travel Center featured 17,000 square feet of gaming space, 476 slot machines and 11 table games, including blackjack and roulette. IMG Resort and Casino opened on March 15, 2005 and is located two miles off of U.S. Highway 70, adjacent to the site of our old casino, Casino Apache. As of April 30, 2009, IMG Resort and Casino featured 38,000 square feet of gaming space, 888 slot machines and 34 table games, including craps, blackjack, roulette, three-card poker and “Let it Ride;” a 260-seat buffet restaurant; a gift shop and approximately 2,200 customer parking spaces.
Resort Amenities
     The original Inn of the Mountain Gods opened in 1975 and quickly established its brand identity across New Mexico, West Texas and other parts of the region as a five-star, all-season resort destination which offered a wide range of amenities and recreational activities. The brand also benefited tremendously from the resort’s natural surroundings and the beauty of Mescalero which is situated in the Sacramento Mountains of New Mexico. These mountains provide a spectacular backdrop for the Inn’s18-hole championship golf course, which was designed by Ted Robinson, and create an ideal setting for enjoying skiing, horseback riding, big game hunting, fishing, water sports on Lake Mescalero and many other recreational opportunities made available by the Mescalero Apache Tribe.
     The Tribe opened the new and expanded Inn of the Mountain Gods Resort & Casino in March 2005 and was able to build on the 30-year reputation of quality already established by the original facility. The new Inn has received the prestigious four diamond award from AAA four years in a row from 2006-2009 and has been recognized for excellence in convention & meetings facilities, as well as golf. A luxury hotel featuring 273-guest rooms, 40,000 sq. ft. of flexible meeting space, compliment a 38,000 sq ft casino which offers class III “Las Vegas-style gaming.”
Skiing
     We have owned and operated Ski Apache since 1964. Ski Apache has 750-acres of ski area and is the second largest snow ski area (based upon acres of ski area) in the State of New Mexico. Our ski resort is located on U.S. Forest and Tribal land on the 12,003-foot Sierra Blanca Mountain, on the southern tip of the Rocky Mountains, approximately 20 miles from the site of the Resort. The number of annual skier visits ranges from 160,000 to 220,000 in a typical year with average snowfall. At April 30, 2009, Ski Apache featured:
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
Business Strategy —
For the past fiscal year, IMGRC’s management focused on cost-control, internal controls and guest service across each of the Tribe’s hospitality enterprises. Management developed a comprehensive action plan to address each of these areas. That plan was implemented to position the Company appropriately to react to national economic conditions that affected IMGRC throughout the year as well as adverse weather related events that the region experienced in the second half of the fiscal year. Management also continued to execute a proven business strategy that combined consistency in the delivery of quality in all products and services as well as the cross marketing of all the enterprises amenities. IMGRC also continued to benefit from refinement in the current corporate structure that reduces costs and improves efficiencies through centralized management in the areas of administration, accounting and finance, human resources, engineering and maintenance.
•	The Inn of the Mountain Gods Resort & Casino — The Resort continues to be marketed and branded as the best all-season resort destination in the Southwest. The combination of premium quality facilities that are situated in the naturally beautiful mountains of Mescalero, distinguish the Inn from its competition within the region. To further refine the Inn’s brand, consistency in the delivery of quality in all services and amenities has been essential to attracting new guests as well as retaining existing ones. The Resort has used cross marketing opportunities with the enterprise’s other amenities to continue to increase hotel occupancy and attract new customers. The Resort continued to refine its reputation as a quality resort destination. From an operational perspective, containing costs and creating greater efficiencies in operations also contributed to the improvements in quality.

•	Casino Apache Travel Center — Casino Apache has developed a very strong local’s customer base which fuels a year-round revenue stream. Additionally, because the facility is located right on Highway 70, revenues are further boosted by more than 8,000 vehicles passing by each day. Mid-week food and gaming promotions are also offered and showcased on the electronic reader board — the grill-type restaurant features larger portion sizes of high-quality food at very reasonable prices. A wide variety of slots is offered with a concentration in the lower denominations. In addition, management opened a dollar slot area to expand the gaming floor and removed all wide area participation games from the floor to reduce costs. The table games limits continue to offer lower limits to extend playtime for the guest.

•	Ski Apache — In the prior year (2007-08 ski season), Ski Apache experienced the highest cash flow and operating margin ever generated by Ski Apache. Although the management team has implemented several programs over the course of the last two years improving the operational efficiency of Ski Apache, results for the 2008 — 2009 ski season were adversely affected by the lack of natural snowfall. Skier visits were substantially down as compared to its 5-year average and the intermittent natural snowfall resulted in the operation substantially discounting lift ticket prices throughout the ski season. As a result, of the combination of reduced skier visits and lower ticket prices, Ski Apache experienced a significant revenue decrease during this fiscal year. The management team continues to concentrate on service, maintenance and improved labor utilization to refine operational processes. The cross marketing of Ski Apache with casino operations has to date yielded marginal results but the cross-marketing has worked well with promoting hotel occupancy, restaurant covers, concert ticket sales and other non-gaming recreational activities.

•	Championship Golf — The Ted Robinson-designed championship golf course serves as a critical amenity for the Inn of the Mountain Gods Resort. The golf course was originally opened in 1975 and has developed a reputation for providing a high-quality golf experience in a uniquely beautiful mountain setting. The golf course brand has also been enhanced by serving as the host location for the top two professional tournaments held in the State of New Mexico for the past four years. The Hotel Sales department has also been very successful using the golf course as a cross-marketing tool to attract the conventions and meetings industry.

•	Big Game Hunting — Mescalero Big Game Hunts has been nationally-recognized as one of the top bull elk operations in North America. Co-branding alliance with Christensen Arms, a premium firearms manufacturer, has expanded awareness and boosted recognition not only of the hunts but of the Inn of the Mountain Gods Resort. In particular, the Inn has successfully marketed the hunt program to attract customers from outside of our regional customer base; the hunts are a premium amenity that cannot be duplicated by any competitor within or near our market.
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
Gaming in New Mexico
Competition
     Our primary market area encompasses southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell, western Texas, including the cities of El Paso, Lubbock and Odessa and northern Mexico, including Ciudad Juárez. According to the U.S. Census Bureau and Desarrollo Economico de Ciudad Juárez/INEGI, as of July 2007, there were an estimated 1.9 million people in our primary market area.
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
Mescalero Apache Tribe
Tribal Administration
     The Tribe is a federally recognized Indian tribe located on a 750 square mile reservation in south-central New Mexico and has approximately 4,559 members. The Indian Reorganization Act of 1934 and subsequent federal legislation govern the relationship between the Tribe and the United States government. The Tribe operates under a constitution approved by the United States Secretary of the Interior on March 25, 1936, revised on January 12, 1965, and amended on May 31, 1985.
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
     A judge of the Tribal Court must be an Indian as defined in the Tribal Code, not less than thirty-five years or more than seventy years of age; and cannot have been convicted of a felony, or, within one year, of a misdemeanor. The Tribal Code defines an “Indian” as someone, who possesses at least one-quarter Indian blood, and is a member of any federally recognized tribe, nation, or band of Indians, or is an Eskimo, Aleut, or other Alaskan.
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
     Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies. Indian tribes enjoy sovereign immunity from un-consented suit similar to that of the states and the United States. To sue an Indian tribe (or an enterprise, agency or instrumentality of an Indian tribe, such as us), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and courts have ruled that an Indian tribe as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. The remedies available against an Indian tribe also depend, at least in part, on the rules of comity requiring initial exhaustion of remedies of tribal tribunals and, as to some judicial remedies, the tribe’s consent to jurisdictional provisions contained in the disputed agreements. Under U.S. Supreme Court case law, where a tribal court exists, the remedies in that forum first may have to be exhausted before any dispute arising on or involving the affected tribe’s reservation and to which the tribe, a tribal enterprise such as us or a tribal member is a party, can be properly heard by federal or state courts which would otherwise have jurisdiction. Generally, where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court first may need to rule as to the limits of its own jurisdiction, subject to certain limited exceptions enumerated by the U.S. Supreme Court.
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
     Classes of Gaming. IGRA classifies games that may be conducted on Indian lands into three categories. Class I gaming includes social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class II gaming includes bingo, pull tabs, lotto, punch boards, non-banked card games, tip jars, instant bingo and other games similar to bingo, if those games are played at the same location as bingo is played. Class III gaming includes all other forms of gaming, such as slot machines, video casino games, banked table games and other commercial gaming, such as sports betting and pari-mutuel wagering.

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
Employee and Labor Relations
     As of April 30, 2009, we had 1,251 full-time team members, excluding approximately 201 additional seasonal team members during the ski season, which typically runs from Thanksgiving to Easter and then return to work at the hotel the other months. We have developed and implemented training programs for our hotel and resort team members and believe that we will be able to hire and train a sufficient number of employees for the operation of the Resort. Our team members are not covered by any collective bargaining agreements. We have good labor relations with our team members, over 39.9% of whom are tribal or tribal affiliates.
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
Risks Relating to Our Business
The report of our Independent Registered Public Accounting Firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a “going concern.”
     As described below, our failure to make a scheduled interest payment on our senior notes due 2010 constitutes an event of default and the notes could be declared immediately due and payable. If our senior notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, although we have received temporary forbearance agreements from those lenders with respect to our failure to make the interest payment. We are currently in discussions with certain of our debtholders regarding these issues. As a result, the opinion of our independent registered public accounting firm has modified its opinion on our financial statements for fiscal year 2009 with a statement that substantial doubt exits regarding the Company’s ability to continue as a going concern.
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
     As of April 30, 2009, we had an aggregate of approximately $204.9 million of indebtedness outstanding, which includes $200.0 million of debt on the notes issued on November 3, 2003. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:
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
     Our ability to make payments on and repay or refinance our debt will depend on our ability to generate cash flow from the operations of our gaming and other resort operations. Our ability to generate sufficient cash flow from operations to satisfy our obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and other business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these alternatives may not be available to us on reasonable terms or at all, or, if available, they may not be available in amounts adequate to enable us to satisfy our debt service obligations:
•	unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities;

•	our ability to incur additional debt is limited by the covenants of the indenture governing the notes; and
•	the indenture governing the notes includes covenants which limit our ability to create liens on or sell our assets.
•	If our cash flow is insufficient and we are unable to raise additional capital, we may not be able meet our debt service obligations.
Our failure to make a scheduled interest payment on our senior notes due 2010 constitutes an event of default and the notes could be declared immediately due and payable.
     We did not make the scheduled $12.0 million interest payment on our senior notes due 2010 scheduled to be made on May 15, 2009. Our failure to make the interest payment on or before June 15, 2009 constitutes an event of default under the indenture governing the senior notes and the trustee or holders of at least 25% of the outstanding principal amount of the notes could declare all of the notes immediately due and payable.
If our senior notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business.
     In 2004, we borrowed an aggregate of $15.0 million to finance the purchase of furniture and equipment for the Resort. As of April 30, 2009, we had $4.2 million outstanding under the loan. The loan is secured by substantially all of the gaming equipment and other furniture and equipment at the Resort. It would be a default under the loan if our senior notes were to be declared due and payable immediately, although we have received temporary forbearance agreements from those lenders with respect to our failure to make the interest payment. In addition, a default under the loan would exist if, among other things, (1) we or any of our subsidiaries becomes insolvent or makes an assignment for the benefit of creditors or (2) there has been a material adverse change in our financial condition or the financial condition of any of our subsidiaries since any funding under the loan. Upon the occurrence of a default under the loan, the lenders may declare the loan to be due and payable immediately and would be able to enforce their rights to the collateral securing the loan. Although the Company has received forbearance agreements with respect to the equipment loans, foreclosure on a material portion of the collateral securing the loan could significantly impair our ability to operate the Resort, which would have a material adverse effect on our business.
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
     Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 11 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all of which are outside of our primary market area. As well as a racino in Hobbs, NM, which is also outside our primary market area, but impacts our west Texas customers. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. We intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.
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
     During its fourth quarter of operations, IMG terminated its chief operating officer, its chief financial officer, director of marketing, and director of casino operations. In the interim IMG appointed Tim Maland as the Interim Chief Operating Officer as well as an interim Chief Financial Officer. In addition to the appointment of Mr. Maland, the Company appointed Scott R. Bean as the Company’s Interim Director of Marketing, effective March 18, 2009. On May 8, 2009, Mr. Maland resigned as interim Chief Operating Officer as a result of the conclusion of his employment arrangement. We have since hired a permanent chief operating officer, Elizabeth Foster-Anderson.
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
Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL AND OTHER DATA
     The selected financial data set forth below for each of the five fiscal years ended April 30, 2005, 2006, 2007, 2008 and 2009 have been derived from our audited financial statements. You should read the following financial data in conjunction with the section in this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our financial statements and the related notes included in this Form 10-K beginning on page F-1. Our financial statements for the years ended April 30, 2005, 2006, 2007, 2008 and 2009 were audited by BDO Seidman LLP, an independent registered public accounting firm, and are included in this Form 10-K. (dollars are in thousands)

	Fiscal Year Ended April 30,
	2005	2006	2007	2008	2009
Statements of Income Data:
Revenues:
Gaming	$64,254	$76,476	$76,473	$77,537	$74,383
Rooms	1,168	10,860	13,472	13,475	12,667
Food and beverage	6,369	12,260	13,939	14,953	13,161
Recreation and other	23,013	16,621	23,223	20,577	17,179

Gross revenues	94,804	116,217	127,107	126,542	117,390
Less: promotional allowances	1,770	2,766	2,255	2,105	882

Net revenues	93,034	113,451	124,852	124,437	116,508

Operating expenses:
Gaming	25,765	27,179	26,376	26,647	26,249
Rooms	651	5,181	4,658	4,434	4,758
Food and beverage	7,274	15,729	14,215	15,348	13,547
Recreation and other	15,435	12,379	13,862	14,908	11,881
Marketing	2,868	8,920	8,816	10,005	8,344
General and administrative	6,973	15,713	11,192	11,390	13,252
Shared Service-Related Parties	5,544	5,104	5,207	5,571	5,824
Pre-opening costs and expenses	8,324	—	—	—	—
Depreciation and amortization	7,270	17,779	18,170	16,061	12,162
Insurance reimbursement	—	—	—	—	(5,406)
Storm costs	—	—	—	—	377
Loss on disposal of assets	—	—	7	64	294

Total operating expenses	80,104	107,984	102,503	104,428	91,282

Income from operations	12,930	5,467	22,349	20,009	25,226
Interest Income (expense), net of amounts capitalized	(10,887)	(26,398)	(26,362)	(26,230)	(26,115)
Other non-operating income	97	(337)	48	47	31

Net income (loss)	$2,140	$(21,268)	$(3,965)	$(6,174)	$(858)

	Fiscal Year Ended April 30,
Other Financial Data:	2005	2006	2007	2008	2009
EBITDA (1)	$20,297	$22,909	$40,567	$36,117	$37,419
Capital expenditures	88,661	14,769	472	1,298	9,358
Cash provided by (used in) operating activities	(3,135)	(1,528)	10,583	11,297	8,728
Cash provided by (used in) financing activities	95,183	25,218	(8,906)	(11,953)	(11,610)
Ratio of Earnings to Fixed Charges (2)	—	—	—	1.3x	—

Property Data (as of end of period except win per day data) (unaudited)
Gross slot win per day	$147	$129	$131	$134	$131
Table game win per day	646	513	595	601	576
Number of slot machines	1,503	1,510	1,501	1,462	1,423
Number of table games	56	47	46	42	45
Number of hotel rooms	273	273	273	273	273
Number of restaurant seats	803	803	803	803	803
Gaming square footage	55,000	55,000	55,000	55,000	55,000
Balance Sheet Data:
Cash and cash equivalents	$13,718	$16,768	$16,930	$14,975	$7,557
Total assets	293,694	273,360	235,539	217,944	205,097
Total debt and capital lease obligations	201,528	211,530	208,174	204,639	200,991
Total equity (deficit)	58,143	31,365	4,421	(9,757)	(18,618)

(1)	We define EBITDA as earnings before interest, taxes, depreciation and amortization. We are instrumentalities of a sovereign Indian nation and are not subject to federal or state income tax. Below is a quantitative reconciliation of EBITDA to the most directly comparable GAAP financial performance measure, which is net income:

	Fiscal Year Ended April 30,
	2005	2006	2007	2008	2009
Net income (loss)	$2,140	$(21,268)	$(3,965)	$(6,174)	$(858)
Interest expense (income), net	10,887	26,398	26,362	26,230	26,115
Depreciation and amortization	7,270	17,779	18,170	16,061	12,162

EBITDA	$20,297	$22,909	$40,567	$36,117	$37,419

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the May 15, 2009 interest payment on its 12% senior notes due 2010. This non-payment of interest constitutes an event of default under the indenture governing the senior notes. As of April 30, 2009, the Company had negative working capital of approximately $214 million and a total deficit of approximately $18.7 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We did not make the scheduled $12.0 million interest payment on our senior notes due 2010 scheduled to be made on May 15, 2009. Our failure to make the interest payment on or before June 15, 2009 constitutes an event of default under the indenture governing the senior notes and the trustee or holders of at least 25% of the outstanding principal amount of the notes could declare all of the notes immediately due and payable. Pursuant to the indenture, we are obligated to pay interest on overdue installments of interest payable on the senior notes at a rate equal to 13% per annum (1% per annum in excess of the then applicable annual interest rate on the senior notes). The Tribe has engaged financial advisors to assist the Company with the evaluation and implementation of financial and strategic alternatives. If our senior notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business. We are currently in discussions with certain of our debtholders regarding these issues, although we have received temporary forbearance agreements from those lenders with respect to our failure to make the interest payment.
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
     We believe that our ability to fund our operations, make planned capital expenditures, and make scheduled payments depends on our future operating performance and success in seeking to increase operating efficiencies and reduce operating expenses, which are subject to economic, financial, business and other conditions, some of which are beyond our control.
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
Summary of Past Year’s Activities
     The challenges for IMGRC were significant this year. However, during the year, there were a number of accomplishments and significant changes were made during the fourth quarter of fiscal 2009 that we believe will prepare the Company for the future. Winter tourism at the IMRGC and in the regional in general was adversely affected by the lack of natural snowfall in the second half of the fiscal year. Management made several operational adjustments to make the best of economic conditions that resulted. A summary of the most notable activities from the past year are highlighted below:
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
Significant Challenges and Accomplishments
The challenges faced by IMGRC over the past year were significant. However, the list of accomplishments over the past fiscal year is extensive and involves each of the individual hospitality enterprises:
•	Bond Payments — We currently have outstanding $200.0 million aggregate principal amount of 12% Senior Notes due 2010 (the “Senior Notes”). During the first quarter of fiscal 2010, IMGRC failed to make its interest payment due May 15, 2009. Failure to make such payment constitutes an event of default under the indenture governing the Senior Notes (the “Indenture”). Upon the occurrence of an event of default under the Indenture, the trustee under the Indenture or holders of at least 25% of the outstanding principal amount of the Senior Notes may declare all of the Senior Notes to be due and payable immediately. Pursuant to the Indenture, we are obligated to pay interest on overdue installments of interest payable on the Senior Notes at a rate equal to 13% per annum (1% per annum in excess of the then applicable annual interest rate on the Senior Notes). The Tribe has engaged financial advisors to assist the Company with the evaluation and implementation of financial and strategic alternatives.

•	Flood Damage. — In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment.

•	Fire Impairment Ski Apache — On November 7, 2008, Ski Apache experienced a fire. The fire was confined to a single metal building used largely for maintenance and repair parts for ski operations related equipment. The replacement cost for damage to the building, its contents, other large equipment and vehicles affected were adequately insured to cover the replacement costs. Despite this fire and flood event, Ski Apache opened on time for the season on November 26, 2008. These events did not have a materially adverse effect on the results of operations of IMGRC.

•	Lack of Natural Snowfall for Ski Apache — As with the previous year Ski Apache had been adversely impacted by the decline in snow fall levels. This effected both gross revenues and profitably for Ski Apache for the fiscal year. Solid preparations by the ski management team, overall financial management and the continued development of snow making capabilities of the ski operations are critical to the financial success of the Company. The challenges experienced by Ski Apache and the reduced tourism due to the lack of snow affected the entire IMGRC enterprise.

•	Changes in the Management Team — The Management team has experienced a number of changes over the course of the fiscal year. The Chief Operating Officer, Chief Financial Officer, Casino Operations Director and Marketing Director were released in March of 2009. A number of these changes caused operational challenges for the Company and continue to affect all areas of the enterprise. On June 1, 2009, IMGRC hired a new Chief Operating Officer and is in process of interviewing candidates to replace other key positions. On July 10, 2009, Pamela Gallegos resigned her position as Interim-Chief Financial Officer.

•	Labor Cost — Further efforts to contain costs were implemented during fourth quarter. These efforts included a temporary reduction in salary levels, reduced hours, and a reduction in benefits. This resulted in a significant reduction in year-over-year payroll costs during that period. During the first quarter of Fiscal 2010, salary levels and hours were returned to prior levels.

•	Other Cost Containment Efforts- The IMGRC is also implementing a number of other initiatives to reduce operating expenses, including marketing efficiencies, reducing hours of operations in some outlets, and working with all business partners and service providers to increase cost-effectiveness.

•	Warner Gaming — In February 2009, Bill Warner of Warner Gaming was brought on as a consultant in assessing and recommending improvements to operations, including a detailed review of the Company’s cost structure to identify areas of potential cost savings and an in-depth review of operations to determine how to enhance revenues and profitability. As described above, the Company has recently approved many of Warner Gaming’s recommendations. Warner Gaming, LLC provides high level expertise in the operation of casino properties. Warner Gaming has assembled a core team of industry professionals with expertise in all areas of casino and resort operations.

•	AAA Four Diamond Award — The Inn received its 4th consecutive four diamond award during fiscal year 2009. Only 3% of resorts nation-wide achieve this distinction; only 8 resorts in New Mexico also received this award.

•	Meetings & Conventions Magazine — This key industry publication awarded the Inn the prestigious Gold Tee award for excellence in meetings and golf facilities. This recognition also comes from a premium target customer market that represents an accelerated revenue growth opportunity for the Inn.

•	El Paso Magazine — This regional publication originates in the Inn’s top customer market and identified IMGRC as the top getaway destination in the region for El Paso residents.
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
     Promotional Allowances. IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $2,255,000, $2,105,000 and $827,000 for the years ended April 30, 2007, 2008 and 2009, respectively.
     The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable rewards services. The player’s club point’s liability is included in accrued expenses and totaled $1,046,957 at April 30, 2008 and $1,153,398 at April 30, 2009.

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
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of IMG Resort and Casino financing were capitalized and are being amortized using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled approximately $2.8 million as of April 30, 2009.
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
     During the year ended April 30, 2009, we recorded a loss on disposal of assets of $293,896 including, $46,118 related to storm damage and $234,350 related to fire damage to a building at Ski Apache.
Results of Operations
Fiscal Year Ended April 30, 2009 Compared to the Fiscal Year Ended April 30, 2008
     Net Revenues. Net revenues decreased $7.9 million, or 0.6%, to $116.5 million for the fiscal year ended April 30, 2009 from $124.4 million for the fiscal year ended April 30, 2008. Gaming revenues decreased $3.1 million, down 4.0% from the comparable period; food and beverage revenues decreased $1.8 million, or 12.0%, over the comparable period; and hotel revenues decreased $0.8 million over that of a year ago.
     Gaming. Gaming revenues decreased $3.1 million, or 4.0%, to $74.4 million for fiscal year ended April 30, 2009 from $77.5 million for the fiscal year ended April 30, 2008. Slot revenues decreased to $64.0 million for the fiscal year ended April 30, 2009 from $66.7 million for the fiscal year ended April 30, 2008. Gross slot win per unit, per day was $132 for the fiscal year ended April 30, 2009 compared to $134 for the fiscal year ended April 30, 2008. Table games revenue decreased $0.4 million to $10.4 million for the fiscal year ended April 30, 2009 from $10.8 million for the fiscal year ended April 30, 2008.

     Hotel. Hotel revenues decreased $0.8 million, or 6.0%, to $12.7 million for fiscal year ended April 30, 2009 from $13.5 million for the fiscal year ended April 30, 2008. Occupancy rates averaged 72% for the fiscal year ended April 30, 2009 and 74% for the fiscal year ended April 30, 2008, average daily rate was $175 as compared to $169 for the fiscal year ended April 30, 2008 and revenue per available room was $126.
     Food and Beverage. Food and beverage revenues decreased $1.8 million, or 12.0%, to $13.2 million for the fiscal year ended April 30, 2009 from $15.0 million for the fiscal year ended April 30, 2008 due to a decrease in covers.
     Recreation and Other. Recreation and other revenues decreased $3.4 million, or 17.0% to $17.2 million for the April 30, 2009 compared to $20.6 million for the April 30, 2008. The decrease is attributable to a decrease in the sale of fuel as well as a decrease in lift revenue.
     Promotional Allowances. Promotional allowances were $0.9 million for the fiscal year ended April 30, 2009 compared to $2.1 million for the fiscal year ended April 30, 2008, a decrease of $1.2 million due to a refined marketing plan which is a tiered direct marking plan as opposed to a mass marketing plan.
     Total Operating Expenses. Total operating expenses decreased $13.1 million to $91.3 million for the fiscal year ended April 30, 2009 from $104.4 million for the fiscal year ended April 30, 2008. The decrease in total operating expense was due to decreases in food and beverage, recreation and marketing expenses as well as the insurance reimbursement of $5.4 million.
     Gaming. Gaming expenses decreased $0.4 million to $26.2 million for the fiscal year ended April 30, 2009 from $26.6 million for the fiscal year ended April 30, 2008 due to a decrease in revenue sharing fees associated with a decrease in revenue as well as a decrease in wages. Gaming expenses as a percentage of gaming revenues increased 1.0%, from 35.3% for the fiscal year ended April 30, 2009 compared to 34.3% for the fiscal year ended April 30, 2008.
     Hotel. Hotel expenses increased to $4.8 million for the fiscal year ended April 30, 2009 from $4.4 million for the fiscal year ended April 30, 2008 due an increase in salaries and benefits. Hotel expenses represented 37.6% of hotel revenue for the fiscal year ended April 2009 as compared to 32.9% of hotel revenue for the fiscal year ended April 30, 2008.
     Food and Beverage. Food and beverage expenses decreased $1.8 million, or 12%, to $13.5 million for the fiscal year ended April 30, 2009 from $15.3 million for the fiscal year ended April 30, 2008. Food and beverage expenses as a percent of food and beverage revenues remained flat at 102% for the fiscal years ended April 30, 2009 and 2008. Cost of Goods Sold as a percent of revenue decreased 2% from 2009 to 2008 and wages increased $0.02 million or 6.2% as a percent of revenue from 2008.
     Recreation and Other. Recreation and other costs decreased $3.0 million, or 20.0% to $11.9 million for the fiscal year ended April 30, 2009 from $14.9 million for the fiscal year ended April 30, 2008 due to decrease in salaries and benefits as well as a decrease in cost of goods sold associated with fuel.
     Marketing and Advertising. Marketing and advertising costs decreased $1.7 million or 17.0% to $8.3 million for the fiscal year ended April 30, 2009 from $10.0 million for the fiscal year ended April 30, 2008 due to a decrease in expenses associated with the cancellation of the air charter program.
     General and Administrative. General and administrative expenses increased $1.9 million, or 16%, to $13.2 million for the fiscal year ended April 30, 2009 from $11.4 million for the fiscal year ended April 30, 2008 due to an increase in benefits, salaries, and other operating expenses.
     Health Insurance. Health insurance expenses increased $0.3 million to $2.4 million for the year ended April 30, 2009 from $2.1 million for the year ended April 30, 2008.
     Mescalero Apache 401(K). Mescalero Apache 401(K) expenses remained flat at $0.9 million for the year ended April 30, 2009 and 2008 due to a cease in the match contribution made by IMGRC.

     Mescalero Apache Telecom. Mescalero Apache Telecom expenses remained flat at $0.2 million for the years ended April 30, 2009 and 2008.
     Tribal Regulatory Fees. Tribal regulatory fees remained flat at $2.4 million for the year ended April 30, 2009 and 2008.
     Depreciation. Depreciation decreased $3.9 million to $12.2 million for the fiscal year ended April 30, 2009 from $16.1 million for the fiscal year ended April 30, 2008 due to fully depreciated assets.
     Insurance Reimbursement. Insurance reimbursement for the year ended April 30, 2009 was $5.4 million and is the gain recorded from the reconstruction of storm damaged, leasehold improvements, buildings and equipment that were fully depreciated at the time of the storm. This amount included $5.0 million from insurance and $394,983 from FEMA.
     Storm Costs. Storm costs were $0.4 million for the year ended April 30, 2009. Storm costs were expenses related to the cost of repairing the damages as a result of severe flooding from heavy rainfall from the remnants of Hurricane Dolly on July 27, 2008. Total damage was approximately $5.9 million, which included the previously mentioned storm cost, loss on disposal of assets and fixed assets replacements.
     Loss on disposal of assets. During the year ended April 30, 2009, we recorded a loss on disposal of assets of $293,896 including, $46,118 related to storm damage and $234,350 related to fire damage to a building at Ski Apache.
     Income from Operations. Income from operations increased $5.2 million, or 26%, to $25.2 million for the fiscal year ended April 30, 2009 from $20.0 million for the fiscal year ended April 30, 2008, as a result of a credit in the insurance reimbursement.
     Other Income (Expenses). Other non-operating expenses decreased $0.2 million to $26.2 million for the fiscal year ended April 30, 2009 from $26.4 million for the fiscal year ended April 30, 2008. Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.
Fiscal Year Ended April 30, 2008 Compared to Fiscal Year Ended April 30, 2007
     Net Revenues. Net revenues decreased $0.5 million, or (0.4)%, to $124.4 million for the fiscal year ended April 30, 2008 from $124.9 million for the fiscal year ended April 30, 2007. Gaming revenues increased $1.0 million, up 1.3% over the comparable period; food and beverage revenues increased $1.1 million, or 7.3%, over the comparable period; and hotel revenues increased $0.03 million over that of a year ago.
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
     Promotional Allowances. Promotional allowances were $2.1 million for the fiscal year ended April 30, 2008 compared to $2.3 million for the fiscal year ended April 30, 2007, a decrease of $0.2 million due to a refined marketing plan. This plan expends more in direct player rewards and less in broad based promotion more proportionately to their level of play and de-

emphasizes broad based promotional activity, which tends to concentrate returned values to a very limited numbers of patrons.
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
     Food and Beverage. Food and beverage expenses increased $1.1 million, or 8%, to $15.3 million for the fiscal year ended April 30, 2008 from $14.2 million for the fiscal year ended April 30, 2007 due to an increase in salaries and wages and cost of goods sold related to increased revenue. Food and beverage expenses as a percent of food and beverage revenues remained flat at (102%) for the fiscal years ended April 30, 2008 and 2007. Cost of Goods Sold as a percent of revenue increased 2% from 2007 to 2008 and wages increased $0.3 million or 1.3% as a percent of revenue from 2007.
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
Liquidity and Capital Resources
     As of April 30, 2009 and April 30, 2008, we had cash and cash equivalents of $7.6 million and $15.0 million, respectively. Our principal sources of liquidity for the fiscal year ended April 30, 2009 were cash from operating activities of $8.7 million, offset by approximately $4.5 million used in investing and $11.6 million used in financing activities.
     Trends in our operating cash flows follow trends in our operating income, excluding gains and losses from investing activities, since our business is primarily cash-based. Cash provided in operating activities was $8.7 million, a $2.6 million decrease from the previous year as a result of a decrease in operating income, net of insurance reimbursements of $5.4 million and depreciation and amortization expenses.
     Cash used in investing activities for the fiscal year ended April 30, 2009 was $4.5 million, primarily due to capital expenditures of $3.1 million in snowmaking equipment, $1.0 in gaming equipment and $0.7 million in furniture, fixtures and equipment and other.
     Cash used by financing activities for the fiscal year ended April 30, 2009 was $11.6 million due to distributions to the Tribe of $8.0 million for government service payments, and capital equipment loan principal payments of $3.6 million. We intend to continue to make distributions to the Tribe subject to the restrictions set forth in the indenture.
     On January 30, 2009, Standard & Poor’s Ratings Services revised its outlook on Inn of the Mountain Gods Resort and Casino (IMG) to stable from negative. The stable outlook reflects S&P’s expectation that IMG will generate steady revenue with the potential for mid-single-digit growth in the next few quarters, and that management will continue to hold, if not improve, margins in line with recent performance. Rating upside potential is currently unlikely and would necessitate several more quarters of revenue improvement to gain comfort that growth trends are sustainable. If growth trends reverse (possibly related to pressure from a weakening economy), leading to a deterioration of credit measures, the outlook could be revised to negative.
     On May 18, 2009, Standard and Poor’s Ratings Services lowered its issuer credit rating for Inn of the Mountain Gods Resort and Casino (IMG) to ‘D’ from ‘CCC’, as well as lowered the issue-level rating on IMG’s $200 million 12% senior unsecured notes due Nov. 15, 2010 to ‘D’ from ‘CCC’. The rationale behind the decrease in the ratings is was due to IMG not making its $12 million interest payment on its senior note scheduled for May 15, 2009, as described below.
Description of Indebtedness
The Notes
     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of April 30, 2009 accrued interest payable on the Notes was $11.2 million.
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
     We did not make the scheduled $12.0 million interest payment on our senior notes due 2010 scheduled to be made on May 15, 2009. Our failure to make the interest payment on or before June 15, 2009 constitutes an event of default under the indenture governing the senior notes and the trustee or holders of at least 25% of the outstanding principal amount of the notes could declare all of the notes immediately due and payable.

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
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of April 30, 2009, there is approximately $0.7 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed rate loan is fully amortizable over five years. Proceeds from the interest rate loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2009, approximately $4.2 million remains outstanding.
     As discussed above, we did not make the scheduled $12.0 million interest payment on our senior notes due 2010 scheduled to be made on May 15, 2009. If our senior notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business. Although the furniture and equipment loans are not technically in default, the Company entered into forbearance agreements with its lenders whereby the lenders agreed to forebear existing rights and remedies in the event of default.
Off-Balance Sheet Arrangements
     As of April 30, 2009, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Tabular Disclosure of Contractual Obligations
     The following table sets forth, as of April 30, 2009, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

	Payments due by Period
		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$204,922	$203,931	$991	$—	$—
Interest (a)	26,298	26,253	45	—	—

Total	$231,220	$230,184	$1,036	$—	$—

(a)	The Senior Notes bear interest at 12% per year, payable on May 15 and November 15 of each year until maturity on November 15, 2010. As a result of the default of the Senior Notes and pursuant to the Indenture, we have classified the senior Notes as current and we are obligated to pay interest on overdue installments at 13% per annum.
     A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with a yearly fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2007, 2008 and 2009 totaled approximately $92,000, $55,650 and $22,672 respectively.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the years ended April 30, 2009 or 2008, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual fiscal periods ending after June 15, 2009. The Company is required to adopt SFAS No. 165 in the first quarter of fiscal 2010 and does not expect that adoption of SFAS No. 165 will have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “the FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles”, Replaces SFAS No. 162, establishes the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 became on July 1, 2009. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term variable rate debt. As of April 30, 2009, we had no variable rate debt outstanding.
     Management has and will continue to limit our exposure to interest rate risk by maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level and fixing certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities.
     As of April 30, 2009, we held no derivative instruments.
Item 8. Financial Statements and Supplementary Data
     The financial statements required pursuant to this item are included in Part IV of this report and begin on page F-1. The supplementary financial information required by this item is included in “Item 6. Selected Financial Data.”
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Interim-Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this Report, have concluded that as of the date, our disclosure controls and procedures were effective.

     As of April 30, 2009, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Liz Foster-Anderson, the principal executive officer of the Company, and principal financial officer, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.
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
     Management has evaluated the effectiveness of internal control over financial reporting as of April 30, 2009, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2009.
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
Changes in Internal Control Over Financial Reporting
     During the Company’s fourth fiscal quarter ended April 30, 2009 and since the date of the evaluation noted above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.
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

     The following are our current officers and members of the Management Board of IMG Resort and Casino:

Name	Age	Position
Dr. Carleton Naiche-Palmer	62	Management Board Member (Chairperson), President of the Tribe
Jackie Blaylock	50	Management Board Member, Vice President of the Tribe
Hazel Botella-Spottedbird	52	Management Board Member, Treasurer of the Tribe
Gregory Mendez	49	Management Board Member Secretary of the Tribe
Manuel Lujan, Jr.	80	Management Board Member
R. Miles Ledgerwood	54	Management Board Member, Audit Committee Chair
Elizabeth Foster-Anderson	44	Chief Operating Officer of IMG Resort and Casino, Management Board Member and Interim-Chief Financial Officer of IMG Resort and Casino
     Mrs. Botella-Spottedbird is related to the following members of the Board: Jackie D. Blaylock, Sr. (cousin) and Carleton Naiche-Palmer (cousin).
     The Management Board met a total of 21 times during the fiscal year ended April 30, 2009. All members of the Management Board attended more than 90% of the time.
     Dr. Carleton Naiche-Palmer serves as Chairman of the Management Board of the Inn of the Mountain Gods Resort and Casino and President of the Mescalero Apache Tribe beginning January 11, 2009. Mr. Naiche-Palmer’s term as President of the Mescalero Apache Tribe, Chairman of the Tribal Council and Executive Committee expires in January 2010. Prior to his election as President of the Tribe, Mr. Naiche-Palmer was self employed as owner of a legal firm on the Mescalero Apache Reservation. Mr. Naiche-Palmer lived in Albuquerque, NM for 27 years where he was employed by several organizations over that span of time. These organizations include: All Indian Pueblo Council, National Indian Council on Aging, American Indian Business and Technologies and Sandia National Laboratories. Mr. Naiche-Palmer holds a Bachelor of Business degree, a Master of Business degree and a Ph. D in Social and Economic Development.
     Jackie Blaylock is the incoming Vice President elect of the Mescalero Apache Tribe with the term January 2009 through January 2010. Prior to his election, Mr. Blaylock has served in many different capacities with the Mescalero Apache Tribe the last 30 years. Mr. Blaylock has been the Utility Director for the tribe the last 5 years. Mr. Blaylock is currently serving on the Board of Directors for the Otero County Electric Cooper as Board Member and Secretary the last 5 years. Mr. Blaylock also currently serves on the Tribal Advisory Committee for the Indian Health Service construction services division as chairman.
     Hazel Botella-Spottedbird was elected to the Tribal Council in November 2008. She took office in January 2009. She was appointed as the Treasurer of the Mescalero Apache Tribal Council and by reason of such appointment, she was appointed to the Management Board of the Inn of the Mountain Gods. On the Management Board, she was elected Treasurer of the Management Board. Mrs. Botella-Spottedbird has been employed by the Inn of the Mountain Gods since June of 2005 where she is the Accounts Receivable Coordinator. Previously she was the Director of the Mescalero Substance Abuse Program for the period of 1996-2004. Mrs. Botella-Spottedbird is 52 years of age. She completed high school in 1977. She attended the International Business College for computer and accounting courses from 1989-1990. Ms. Botella Spotted-Bird is also a member of the Audit Committee of the Management Board.
     Gregory Mendez is a member of the Tribal Council. He served on the Tribal Council two different times. He was on the Council 2000-2003 and under his current term has been on the Council since 2006. Mr. Mendez is an employee of the BIA as a Range Land Specialist, which he has held for 20 years. Mr. Mendez is 49 year s of age. He has a bachelor degree from New Mexico State University. He served in the United States Marine Corps. He has held the following positions on the Tribal Council: A) Treasurer -2003 and B) Secretary 2009 forward.
     Manuel Lujan Jr. has served as an independent member of the Management Board of IMG Resort and Casino since January 2005. Mr. Lujan also currently serves as the Chairman of the board of directors of Laguna Construction Company, which is owned by the Pueblo of Laguna in New Mexico. Mr. Lujan served as U.S. Congressman representing the State of New Mexico from January 1969 to January 1989 and as Secretary of the Interior under the Bush Administration from 1989 to

1993. Since 1993, Mr. Lujan has served as a lobbyist in Washington, D.C. through his company Manuel Lujan Associates, a consulting firm dealing with matters involving federal agencies.
     R. Miles Ledgerwood has served as a member of the Management Board of IMG Resort and Casino since March 2005. Mr. Ledgerwood has also served as President and CEO of Alamogordo Federal Savings and Loan Association since 1983. Mr. Ledgerwood also currently serves as a member of the Board of Directors of Alamogordo Financial Corporation, Alamogordo Federal Savings and Loan Association and Space Age City Service Corporation. Mr. Ledgerwood is the Chairman of the IMG Resort and Casino Audit Committee.
     Elizabeth Foster-Anderson has been the Chief Operating Officer and Interim Chief Financial Officer of the Inn of the Mountain Gods Resort and Casino and a member of the Management Board of the IMG Resort and Casino since June 2009. Ms. Foster-Anderson was the CEO/General Manager of the Shooting Star Casino Hotel and Event Center from 2002-2008. Ms. Foster-Anderson holds gaming licenses from Minnesota and Oregon and is certified in Internal Audit IIA. Ms. Foster- Anderson has been published in Woman of White Earth Nation Book in 1994 as well as being named by Global Gaming as 1 of 25 Gaming Professionals.
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
     Compensation Committee. All members of our Management Board performed the responsibilities of the compensation committee, and participated in deliberations and made decisions concerning executive officer compensation during the course of regular board meetings or board activities conducted through unanimous consent board resolutions in lieu of meetings. Executive officers did not deliberate and vote on matters relating to their compensation as our executive officer. None of the members of the Management Board during the fiscal year ended April 30, 2009 served on the compensation committee of an entity whose executive officers served on the Management Board of the Company, and no executive officer of the Company during fiscal year 2009 served on the compensation committee or board of any company that employed any member of the Management Board.
     Disclosure Committee. The Disclosure Committee was established in February 2009 and met a total of three times during the fiscal year ended April 30, 2009. There are currently five members of the Disclosure Committee. There is no compensation for being on this committee.

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
Compensation Committee Report
The Management Board has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the Board’s review and discussions with management, recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year end April 30, 2009.
Report Submitted by:
THE MANAGEMENT BOARD
Dr. Carleton Naiche-Palmer, Chairman
Jackie Blaylock
Hazel Spottedbird
Gregory Mendez
Manuel Lujan, Jr.
R. Miles Ledgerwood
Elizabeth Foster-Anderson
Summary Compensation Table
     The following table sets forth, as to the Chief Operating Officer and Chief Financial Officer during fiscal year 2009 (referred to as the named executive officers); information concerning all compensation paid for services to us in all capacities for the year ended April 30, 2009 indicated below.

				All Other
				Compensation	Total
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	($)	($)
Tim Maland (2)	2009	27,500	—	—	27,500
Interim Chief Operating Officer and Chief Financial Officer

Doug Lentz (3)	2009	231,632	—	—	231,632
Former — Chief Operating Officer

Dan McCue (4)	2009	121,722	—	34,230	155,951
Former — Chief Financial Officer

Pamela Gallegos (5)	2009	184,408	—	—	184,408
Former Interim-Chief Financial Officer

Brian Parrish (6)	2009	86,414	—	365,768	452,183
Former Chief Operating Officer

(1)	All of our officers receiving compensation in excess of $100,000 during the last fiscal year are listed above. No other officers other than the COO and CFO receive compensation in excess of $100,000.

(2)	Mr. Maland was our Interim-Chief Operating Officer and Interim Chief Financial Officer from March 18 thru May 8, 2009.

(3)	Mr. Lentz was our Chief Operating Officer from June 1, 2008 thru March 18, 2009.

(4)	Mr. McCue was our Chief Financial Officer from September 1, 2008 thru March 18, 2009.

(5)	Ms. Gallegos served as the Company’s Casino Controller from December 2006 through July 31, 2007 and as the Director of Finance as of August 7, 2008. In addition, Ms. Gallegos temporarily served as the Company’s interim Chief Financial Officer from August 29, 2007 until September 2, 2008. On August 30, 2008, Ms. Gallegos was appointed the interim Chief Financial Officer. Ms. Gallegos left the Company on July 10, 2009.

(6)	Mr. Parrish was our Chief Operating Officer during fiscal year 2008. However, Mr. Parrish resigned from such position effective as of May 30, 2008.
DIRECTOR COMPENSATION

					Change in
					Pension
					Value and
					Non-qualified
				Non-Equity	Deferred
	Fees Earned or Paid			Incentive Plan	Compensation	All Other
	in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
Dr. Carleton Naiche-Palmer	4,200	—	—	—	—	—
Jackie Blaylock	4,200	—	—	—	—	—
Hazel Spottedbird	1,200	—	—	—	—	—
Gregory Mendez	1,400	—	—	—	—	—
Manual Lujan Jr	17,905	—	—	—	—	—
Miles Ledgerwood	12,023	—	—	—	—	—
Alfred LaPaz	3,000	—	—	—	—	—
Raymond Kirgan	2,800	—	—	—	—	—
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
Employment Agreements
     Elizabeth Foster-Anderson. The employment contract for Elizabeth Foster-Anderson is still being negotiated.
Other Post-Employment Compensation
Pamela Gallegos. The Inn of the Mountain Gods Resort and Casino (the Company) entered into an agreement with Ms. Pamela Gallegos on August 1, 2008 whereby Ms. Gallegos agreed to serve as Director of Finance of the Company from

August 7, 2008 through July 31, 2010 and the Company agreed to pay Ms. Gallegos an annual base salary of $176,000. Ms. Gallegos may participate in all employee benefit plans and programs. The agreement also provides that Ms. Gallegos may receive one month of severance for every three full months of employment with the Company up to twelve months total. Ms. Gallegos left the Company as of July 10, 2009. Final resolution regarding Ms. Gallegos’ severance payment, if any, is currently pending. A copy of Ms. Gallegos’ employment agreement is filed as Exhibit 10.4 to this Annual Report on Form 10-K.
Douglas Lentz. The Inn of the Mountain Gods Resort and Casino (the Company) entered into an agreement with Mr. Douglas Lentz on June 2, 2009 whereby Mr. Lentz was to serve as the Chief Operating Officer of the Company for a term of three (3) years from June 1, 2008 until May 31, 2011. Mr. Lentz’ base salary was set at $275,000 per year and he was entitled to participate in all general employee benefit plans and programs. After six months of employment, Mr. Lentz was entitled to receive his then-current monthly base salary and benefits for six months should his services be terminated whether by the Company or voluntarily. Mr. Lentz left the Company on March 18, 2009. At this time he has made no demand for severance or other post-termination compensation demands.
Daniel McCue. On September 2, 2008, the Inn of the Mountain Gods Resort and Casino (the “Company”) and Mr. Daniel McCue (“Mr. McCue”) entered into an agreement whereby the Company hired Mr. McCue as the Chief Financial Officer of the Company, effective as of September 1, 2008, pursuant to an Executive Employment Agreement (the “McCue Employment Agreement”), a copy of which was filed on Form 8-K on September 4, 2008. Mr. McCue left the Company on March 18, 2009.
Brian Parrish. Brian Parrish elected to resign from his position as Chief Operating Officer and Management Board member of the Inn of the Mountain Gods Resort and Casino effective May 30, 2008. He made the announcement on April 2, 2008. Mr. Parrish also resigned as a member of the Disclosure Committee. From June 1, 2008 through June 30, 2008 Mr. Parrish served as a consultant to the Company on an as needed basis. He received severance payments in accordance with Section 3.3 of his Employment Agreement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transaction Approval Policy
     The Board recognizes that related party transactions can present conflicts of interest and questions as to whether the transactions are in the best interests of the Company. Accordingly, effective as of July 18, 2009, the Management Board adopted a written policy for the review, approval and ratification of transactions with related persons. For the purposes of the policy, a “related party transaction” is a transaction or relationship involving a member of the Management Board, executive officer or their immediate family members that is reportable under the SEC’s rules regarding such transactions. The policy requires for the Audit Committee to review and approve all related party transactions, other than transactions involving amounts less than $100,000 in aggregate. As the policy was not adopted until after the end of the fiscal year, only transactions on a going-forward basis will be reviewed and approved pursuant to the policy.
Distributions to the Tribe with Other Payments
     Distributions to the Tribe were $8.0 million in government service payments. We make distributions to the Tribe under the terms of an annual Tribal budget resolution passed at the discretion of the Tribal Council. We intend to continue to make distributions to the Tribe subject to the restrictions set forth in the indenture, which generally provide we can make no distributions unless we meet certain debt leverage tests, other than the following: (a) $5.0 million in aggregate at any one time, (b) $8.0 million a year for government services and (c) amounts to fund a resolution of the Tribe’s dispute with the State of New Mexico regarding the 1997 Compact. IMG Resort and Casino’s reduced government service distribution to the Tribe in 2007 was due to its reduced cash on hand as a result of its not meeting its debt service from operations.

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
IMG Resort and Casino has recorded and paid $2.4 million for the years ended April 30, 2007, 2008 and 2009.
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
     The Tribe sponsors a federally-compliant 401(k) savings plan, which covers substantially all employees who work for IMG Resort and Casino and have attained 18 years of age. This plan became effective January 1, 2007. IMG Resort and Casino matches employee contribution up to 4%. Employees become eligible on the first day of the first quarter following the date of hire. The total amount of match made by IMG Resort and Casino was $850,924 for the year ending April 30, 2009. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2008 and 2009 for an employee, who is under 50 years old, is $15,500, and for an employee who is over 50 years old, is $20,500.
     The Tribe provides employee benefits to IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $3.3 million, $3.3 million, $3.4 million for the fiscal years ended April 30, 2007, 2008 and 2009.
     IMG Resort and Casino does not receive revenues from the use by our customers of the ATM machines provided at our business locations. Pursuant to agreements with third party ATM providers, the Tribe receives a portion of the transaction fees paid by ATM users. The Tribe will continue to receive payments related to the ATM services provided in our new facilities under similar arrangements, and we will receive no revenue from these services, for the remaining of the current contract which expires January 28, 2012.

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
Item 14. Principal Accounting Fees and Services
      Before our principal accountant is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission, such engagement is approved by the Audit Committee.
     The following table sets forth the aggregate fees for professional service provided to IMG Resort and Casino for fiscal 2008 and 2009 by BDO Seidman, LLP:

	Year Ended April 30,		Percentage of Services
	2008	2009	2008	2009
Audit Fees	$370,000	$370,000	88%	87%
Tax Fees	—	—	0%	0%
MICS Audit Fees and other	49,100	56,000	12%	13%

Total Fees	$419,100	$426,000	100%	100%

     “Audit Fees” billed during fiscal 2008 and 2009 were for professional services rendered for the audit of our financial statements quarterly reviews and services rendered in connection with regulatory filings for those fiscal years. “MICS Audit Fees” consists of fees related to agreed upon procedures applied to minimum internal control standards.
     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for IMG Resort and Casino by its independent auditor. The Audit Committee has considered the role of BDO Seidman, LLP in providing audit and MICS services to IMG Resort and Casino and has concluded that such services are compatible role as IMG Resort and Casino’s independent auditor.
Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	FINANCIAL STATEMENTS — See Index to Consolidated Financial Statements of this Annual Report on Form 10-K.

	(2)	FINANCIAL STATEMENT SCHEDULES — All financial statement schedules have been omitted because they are not applicable or are not required, or because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

	(3)	EXHIBITS — See Exhibit Index of this Annual Report on Form 10-K.

(b)	None.

(c)	See Exhibit Index of this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on the Reservation of the Mescalero Apache Tribe, State of New Mexico, on August 12, 2009.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

By:	/s/ Elizabeth Foster-Anderson Elizabeth Foster-Anderson
Its: Chief Operating Officer (Principal Executive Officer)

     Each person whose signature appears below constitutes and appoints Elizabeth Foster-Anderson, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Carleton Naiche-Palmer Dr. Carleton Naiche-Palmer	Chief Executive Officer Management Board Member (Chairperson)	August 12, 2009

/s/ Jackie Blaylock Jackie Blaylock	Vice Chairman, Management Board Management Board Member	August 12, 2009

/s/ Hazel Spottedbird-Botella Hazel Spottedbird-Botella	Treasurer, Board Member Management Board Member	August 12, 2009

/s/ R. Miles Ledgerwood R. Miles Ledgerwood	Chairman, Audit Committee Management Board Member	August 12, 2009

/s/ Elizabeth Foster-Anderson Elizabeth Foster-Anderson	Chief Operating Officer Interim-Chief Financial Officer (Principal Financial Officer)	August 12, 2009

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
UNINCORPORATED BUSINESS ENTERPRISES OF THE MESCALERO APACHE TRIBE
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico
We have audited the accompanying consolidated balance sheets of Inn of the Mountain Gods Resort and Casino and subsidiaries (the “Company”), unincorporated enterprises of the Mescalero Apache Tribe, as of April 30, 2008 and 2009, and the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inn of the Mountain Gods Resort and Casino and subsidiaries as of April 30, 2008 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, negative cash flows, has negative working capital, accumulated deficits, and negative equity which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
/s/ BDO Seidman, LLP
Los Angeles, California
August 12, 2009

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of April 30,

	2008	2009
Current assets
Cash and cash equivalents	$14,975,093	$7,556,735
Accounts receivable, net of allowance for doubtful accounts	567,236	380,936
Inventories	1,040,086	789,564
Prepaid expenses and other assets	855,754	449,368

Total current assets	17,438,169	9,176,603
Non-current assets
Property plant and equipment	299,344,711	307,605,269
Accumulated depreciation	(103,333,993)	(114,666,272)

Property plant and equipment, net	196,010,718	192,938,997
Other assets	50,000	161,000
Deferred financing cost	4,445,409	2,820,165

Total assets	$217,944,296	$205,096,765

Liabilites and Deficit
Current liabilities
Accounts payable	$2,093,653	$2,122,703
Accrued expenses	3,298,719	3,744,079
Accrued payroll and benefits	2,578,145	1,378,300
Accrued interest	11,200,000	11,200,000
Advance deposits	357,648	347,995
Current portion of long-term debt	3,534,414	203,931,091

Total current liabilities	23,062,579	222,724,168
Non-current liabilities
Long-term debt, net of current portion	204,639,002	990,786

Total liabilities	227,701,581	223,714,954

Deficit
Contributed capital	21,648,939	13,644,939
Accumulated deficit	(31,406,224)	(32,263,128)

Total deficit	(9,757,285)	(18,618,189)

Total liabilities and deficit	$217,944,296	$205,096,765

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended April 30,

	2007	2008	2009
Revenues:
Gaming	$76,473,428	$77,536,827	$74,383,388
Hotel	13,471,771	13,475,019	12,666,778
Food and beverage	13,939,008	14,953,253	13,161,233
Recreation and other	23,222,308	20,576,831	17,178,247

Gross revenue	127,106,515	126,541,930	117,389,646

Less-promotional allowances	2,254,707	2,105,256	881,666

Net revenue	124,851,808	124,436,674	116,507,980

Operating Expenses
Gaming	26,376,378	26,646,532	26,249,451
Hotel expenses	4,657,790	4,434,224	4,757,635
Food and beverage	14,215,130	15,348,515	13,546,888
Recreation and other	13,861,765	14,908,202	11,880,845
Marketing	8,815,853	10,004,622	8,343,783
General and administrative	11,192,172	11,389,837	13,252,082
Health insurance – Medical	2,291,743	2,117,140	2,382,845
Mescalero Apache 401 K	315,404	856,565	850,924
Mescalero Apache Telecom	199,573	197,040	190,538
Tribal Taxes	2,400,000	2,400,000	2,400,000
Depreciation and amortization	18,169,528	16,061,087	12,162,079
Insurance reimbursement (Note 11)	—	—	(5,406,380)
Storm costs (Note 11)	—	—	376,700
Loss on disposal of assets	7,439	63,847	293,896

Total Operating Expenses	102,502,775	104,427,611	91,281,286

Operating Income	22,349,033	20,009,063	25,226,694

Other Income
Interest income	286,823	189,391	41,795
Interest (expense)	(26,648,687)	(26,419,780)	(26,156,329)
Other Income	48,076	47,526	30,936

Total Other Expense	(26,313,788)	(26,182,863)	(26,083,598)

Net Loss	$(3,964,755)	$(6,173,800)	$(856,904)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Years Ended April 30, 2007, 2008 and 2009

	Contributed		Total
	Capital	Deficit	Equity
Balances, April 30, 2006	$52,633,096	$(21,267,669)	$31,365,427

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(22,980,157)	—	(22,980,157)
Net loss	—	(3,964,755)	(3,964,755)

Balances, April 30, 2007	29,652,939	(25,232,424)	4,420,515

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(8,004,000)	—	(8,004,000)
Net loss	—	(6,173,800)	(6,173,800)

Balances, April 30, 2008	21,648,939	(31,406,224)	(9,757,285)

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(8,004,000)	—	(8,004,000)
Net Loss	—	(856,904)	(856,904)

Balances, April 30, 2009	$13,644,939	$(32,263,128)	$(18,618,189)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For Years Ending April 30,

	Year Ended	Year Ended	Year Ended
	2007	2008	2009
Cash flows from operating activities:
Net loss	$(3,964,755)	$(6,173,800)	$(856,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,417,794	17,664,576	13,761,455
Insurance reimbursement (paid directly to contractor)	—	—	(4,467,324)
Loss on disposal of assets	7,439	63,857	293,896
Changes in assets and liabilities:
Accounts receivable	26,052	(27,868)	186,300
Inventories	43,131	(273,428)	250,522
Prepaid expenses	(221,704)	(261,276)	406,386
Other long-term assets	(70,497)	62,500	(111,000)
Accounts payable	(1,144,757)	631,740	29,050
Accrued expenses, payroll and benefits	(4,575,408)	(308,072)	(754,485)
Deposits and advanced payments	66,189	(81,011)	(9,653)

Net cash provided by operating activities	10,583,484	11,297,218	8,728,243

Cash flows from investing activities:
Purchase of property, plant and equipment	(472,204)	(1,298,349)	(4,536,436)
Construction accounts payable	(1,044,426)	—	—

Net cash used in investing activities	(1,516,630)	(1,298,349)	(4,536,436)

Cash flows from financing activities:
Cash held for construction payments	18,171,534	—	—
Principal payments on long-term debt	(4,096,973)	(3,949,406)	(3,606,165)
Distributions to Mescalero Apache Tribe	(22,980,157)	(8,004,000)	(8,004,000)

Net cash used in financing activities	(8,905,596)	(11,953,406)	(11,610,165)

Net increase (decrease) in cash and cash equivalents	161,258	(1,954,537)	(7,418,358)
Cash and cash equivalents, beginning of year	16,768,372	16,929,630	14,975,093

Cash and cash equivalents, end of year	$16,929,630	$14,975,093	$7,556,735

Supplemental cash flow information:
Cash paid for interest	$25,023,443	$24,794,536	$24,531,085

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$1,149,897	$289,420	$354,624

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the May 15, 2009 interest payment on its 12% senior notes due 2010. This non-payment of interest constitutes an event of default under the indenture governing the senior notes. The Company is currently in discussions with certain of its debtholders regarding these issues. As of April 30, 2009, the Company had negative working capital of approximately $214 million and a total deficit of approximately $18.7 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Historically, IMG Resort and Casino has not generated sufficient cash flow from operations to satisfy its capital requirements and relied upon debt financing arrangements to satisfy such requirements. The current cash flows and capital resources may force to reduce or delay activities and capital expenditures if IMG Resort and Casino is unable to refinance its debt. In the event that IMG Resort and Casino is unable to refinance or restructure its debt, IMG Resort and Casino will be left without sufficient liquidity and IMG Resort and Casino will not be able to meet the debt service requirements and repayment obligations.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
The Tribe has been exploring the potential to refinance the Notes. If the refinancing transaction fails to close on or before the maturity date of the outstanding Notes, the existing noteholders have certain rights under the Notes. If the existing noteholders pursue those rights upon the collateral securing the Notes; our financial viability may be materially and adversely impacted, and we may be forced to: (1) negotiate with the noteholders regarding the restructuring of the Notes; (2) sell some or all of the assets to satisfy our obligations under the Notes; or (3) pursue other alternatives available through formal proceedings, any of which would cause the business to suffer.
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
April 30, 2007, 2008 and 2009
Depreciation and amortization is provided over the estimated service lives of the respective assets, using the straight-line method based on the following useful lives:

Non —gaming equipment, furniture and other	3 — 15 years
Gaming equipment	5 — 7 years
Leasehold and land improvements, lake and golf course	5 — 30 years
Buildings, lifts and snowmaking equipment	10 — 39 years
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of the Resort Project financing were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $4,445,409 and $2,820,165 as of April 30, 2008 and, 2009, respectively. The amortization related to this deferred financing cost was $1,625,244 for the years ended April 30, 2007, 2008 and 2009. Should the Senior Notes be refinanced, any remaining unamortized deferred financing costs will be written off.
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
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The IMG Resort and Casino’s senior notes were approximately $25.0 million at April 30, 2009, versus $200.0 million recorded value, based on the most recent quoted market price. The notes are not heavily traded, and price quotes ranged from $88.00 to $7.00 during the fiscal year 2009.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Resort Project, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7).

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
Revenues
In accordance with gaming industry practice, the Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as accrued expenses in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was $250,448 and $271,060 at April 30, 2008 and 2009, respectively.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $2,255,000, $2,105,000 and $882,000 for the years ended April 30, 2007, 2008 and 2009, respectively.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point’s liability is included in accrued expenses and totaled $1,046,957 at April 30, 2008 and $1,153,398 at April 30, 2009.
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
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	Year Ended April 30,
	2007	2008	2009
Rooms	$1,085,932	$1,597,405	$144,089
Food and beverage	681,735	1,105,412	658,088
Other	10,671	21,645	(20)

	$1,778,338	$2,724,462	$802,157

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the years ended April 30, 2007, 2008 and 2009 were $8.8 million, $10.0 million and $8.3 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to Tribal taxes as long as its enterprises are not subject to New Mexico State Gross Receipts Tax. IMG Resort and Casino operations, other than a portion of the operations at Ski Apache, are not subject to the New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. There is also a Tribal excise tax that equals the difference between a fixed rate of $200,000 per month and the total of the non-Ski Apache taxes collected, should the taxes collected be less than $200,000 per month. The related tax ordinances are unclear as to what happens when the amount collected from sales is greater than $200,000 per month. Additionally, the taxes collected are included in net revenue and tax payments are included in expenses as opposed to being recorded as a liability and subsequent release of the liability. The tax payment is made at the beginning of the month of the same month that the taxes are being collected. IMG Resort and Casino has recorded and paid the Tribe $2.4 million for the years ended April 30, 2007, 2008 and 2009. The amount of taxes collected from sales materially approximates the amount paid to the Tribe each month.
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
April 30, 2007, 2008 and 2009
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual fiscal periods ending after June 15, 2009. The Company is required to adopt SFAS No. 165 in the first quarter of fiscal 2010 and does not expect that adoption of SFAS No. 165 will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “the FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles”, Replaces SFAS No. 162, establishes the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS No. 168 became on July 1, 2009. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.
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
The allowance for doubtful accounts was $19,513 as of April 30, 2008 and $37,104 as of April 30, 2009.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
NOTE 3 — INVENTORIES
Inventories consist of the following at April 30, 2008 and 2009:

	April 30, 2008	April 30, 2009
Food and beverage	$219,709	$240,183
Golf and pro shop	113,058	60,962
Gift shops, fuel and other	707,319	488,419

Inventories	$1,040,086	$789,564

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows at April 30, 2008 and 2009:

	April 30, 2008	April 30, 2009
Land	$538,894	$1,000,473
Buildings	209,507,247	212,103,949
Lifts and Snowmaking equipment	8,421,750	6,394,805
Non-gaming equipment, furniture and other	51,819,539	52,513,112
Gaming equipment	20,869,501	21,807,497
Leasehold and land improvements, lake and golf course	8,072,925	11,075,633

Subtotal	299,229,856	304,895,469
Less accumulated depreciation and amortization	(103,333,993)	(114,666,272)

Property, plant and equipment, net	195,895,863	190,229,197
Construction in progress (CIP)	114,855	2,709,800

Net Property, plant and equipment	$196,010,718	$192,938,997

For the year ended April 30, 2009 IMG Resort and Casino recorded approximately $4.8 million of fixed assets as a result of the insurance reimbursement (see note 11).
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
The indenture governing the Notes contains covenants that limit, among other things, IMG Resort and Casino and the guarantors’ ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities. IMG Resort and Casino was in compliance with all covenants required in the Notes as of April 30, 2009.
The Company did not make the scheduled $12.0 million interest payment on the Company’s Notes on May 15, 2009. Under the terms of the indenture governing the Notes (the “Indenture”), the Company had a 30 day grace period with respect to the interest payment but did not make this payment. Failure to make the interest payment on or before June 15, 2009 constitutes an event of default under the Indenture. Upon the occurrence of an event of default, the trustee or holders of at least 25% of the outstanding principal amount of the Senior Notes could declare all of the Senior Notes immediately due and payable. Pursuant to the indenture, we are obligated to pay interest on overdue installments of interest payable on the Senior Notes at a rate equal to 13% per annum (1% per annum in excess of the then applicable annual interest rate on the Senior Notes). The Tribe has engaged a financial advisor, to begin discussions with bondholders related to restructuring the Senior Notes. If the Notes are declared immediately due and payable, it would constitute a default under the terms of the Company’s furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable. Although the furniture and equipment loans are not technically in default, the Company entered into forbearance agreements with its lenders whereby the lenders agreed to forebear existing rights and remedies in the event of default. (See below). Due to the event of default, the Notes have been classified as current in the accompanying consolidated balance sheet.
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. Although the furniture and equipment loans are not technically in default, the Company entered into forbearance agreements with its lenders whereby the lenders agreed to forebear existing rights and remedies in the event of default. As of April 30, 2008 and January 31, 2009, $7.2 million and $4.8 million, respectively, remained outstanding on this facility.
Long-term debt at April 30, 2008 and 2009 is summarized as follows:

	April 30, 2008	April 30, 2009
Senior Notes, bearing interest at a fixed rates of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	929,904	673,505
Capital Equipment Loans,Three (3)to Five (5) year terms, interest ranging from 7.55% to 9.9%	7,243,512	4,248,372

	208,173,416	204,921,877
Less current portion	(3,534,414)	(203,931,091)

Long-term portion	$204,639,002	$990,786

The maturities of long-term debt as of April 30, 2009 are as follows (in thousands):

2010		$203,931
2011		848
2012		143

		$204,922

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
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
On June 22, 2004, the Department of the Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000, paid in quarterly installments of $25,000 on the first day of each calendar quarter. As of April 30, 2008 and April 30, 2009, the amount payable to the State was $423,540 and $392,817, respectively, for regulatory fees.
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
The Tribe sponsors a federally-compliant 401(k) savings plan, which covers substantially all employees who work for IMG Resort and Casino and have attained 18 years of age. This plan became effective January 1, 2007. IMG Resort and Casino matches employee contribution up to 4%. Employees become eligible on the first day of the first quarter following the date of hire. The total amount of match made by IMG Resort and Casino was $315,404, $856,565 and $850,924 for the years ending April 30, 2007, 2008 and 2009. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2008 and 2009 for an employee, who is under 50 years old, is $15,500, and for an employee who is over 50 years old, is $20,500.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the year ended April 30, 2009. (See Note 11)
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs.
The total amounts reimbursed to the Tribe were approximately $3,273,162, $3,369,825 and $3,548,342 for 2007, 2008 and 2009, respectively.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
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
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the years ended April 30, 2007, 2008 and 2009 totaled approximately $92,000, $55,650 and $22,672 respective1y.
Employment Agreements
The Inn of the Mountain Gods Resort and Casino (the Company) entered into an agreement with Ms. Pamela Gallegos on August 1, 2008 whereby Ms. Gallegos agreed to serve as Director of Finance of the Company from August 7, 2008 through July 31, 2010 and the Company agreed to pay Ms. Gallegos an annual base salary of $176,000. Ms. Gallegos may participate in all employee benefit plans and programs. The agreement also provides that Ms. Gallegos may receive one month of severance for every three full months of employment with the Company up to twelve months total. Ms. Gallegos left the Company as of July 10, 2009. A copy of Ms. Gallegos’ employment agreement is filed as Exhibit 10.4 to this Annual Report on Form 10-K.
Consulting Agreement
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
April 30, 2007, 2008 and 2009
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
The IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $200,000, $197,000 and $191,000 for the years ended April 30, 2007, 2008 and 2009, respectively, for such services.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $3.3 million, $3.3 million and $3.5 million for the fiscal years ended April 30, 2007, 2008 and 2009, respectively.
NOTE 11—STORM RECOVERY
In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. Damage was estimated at approximately $5.9 million. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated.
IMG Resort and Casino’s insurance carrier agreed to provide approximately $5.0 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA had deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy, which is $100,000. As of April 30, 2009, $5.4 million was received from the insurance carrier and FEMA. There are additional losses over $5.0 million that are being submitted to FEMA for reimbursement based on the limits placed on us by the insurance company, but those reimbursements cannot be guaranteed. Any further proceeds will be used to replace damaged equipment and buildings and make land improvements and will be capitalized to property and equipment.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
For the year ended April 30, 2009, IMG Resort and Casino has incurred approximately $0.4 million in costs associated with the storm recovery, which includes payroll, supplies and immediate repairs. For the year ended April 30, 2009 IMG Resort and Casino recorded approximately $4.8 million of fixed assets as a result of the insurance reimbursement.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2007, 2008 and 2009
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
$(000s)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Year ended:
April 30, 2007
Net Revenue	$46,312	$30,086	$1,332	$40,662	$6,460	$124,852
Operating Income (Loss)	36,767	24,357	377	10,234	(49,386)	22,349
Depreciation Expense	—	—	776	—	17,394	18,170
Interest Expense	—	—	—	—	(26,649)	(26,649)
Interest Income and Other	—	—	—	—	287	287

Year ended:
April 30, 2008
Net Revenue	$46,644	$30,175	$1,088	$41,621	$4,909	$124,437
Operating Income (Loss)	36,232	24,205	25	10,236	(50,689)	20,009
Depreciation Expense	—	—	—	—	16,061	16,061
Interest Expense	—	—	—	—	(26,420)	(26,420)
Interest Income and Other	—	—	—	—	189	189

Year ended:
April 30, 2009
Net Revenue	$44,281	$29,843	$923	$37,673	$3,788	$116,508
Operating Income (Loss)	33,514	23,668	5	9,296	(41,256)	25,227
Depreciation Expense	—	—	—	—	12,162	12,162
Interest Expense	—	—	—	—	(26,156)	(26,156)
Interest Income and Other	—	—	—	—	73	73
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$4,520,213	$3,036,522	$—	$7,556,735
Accounts receivable	113,195	267,741	—	380,936
Inventories	184,766	604,798	—	789,564
Prepaid expenses	449,368	—	—	449,368

Total current assets	5,267,542	3,909,061	—	9,176,603
Fixed Assets	—	307,605,269		307,605,269
Accumulated depreciation	—	(114,666,272)	—	(114,666,272)

Net fixed assets	—	192,938,997	—	192,938,997
Non-Current
Other assests	161,000	—		161,000
Deferred financing costs	2,820,165	—	—	2,820,165
Advances to subsidiaries	50,198,590	19,999,016	(70,197,606)	—
Investment in subsidiaries	164,711,796	—	(164,711,796)	—

Total Assets	$223,159,093	$216,847,074	$(234,909,402)	$205,096,765

Accounts payable	$2,122,703	$—	$—	$2,122,703
Accrued expenses	2,828,891	915,188	—	3,744,079
Accrued payroll and benefits	1,378,300	—	—	1,378,300
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	347,995	—	347,995
Current portion of long-term debt	203,655,133	275,958	—	203,931,091

Total current liabilities	221,185,027	1,539,141	—	222,724,168
Non-Current Liabilities
Advances from subsidiaries	19,999,016	50,198,590	(70,197,606)	—
Long-term debt, net of current portion	593,239	397,547	—	990,786

Total liabilities	241,777,282	52,135,278	(70,197,606)	223,714,954
Contributed Capital	13,644,939	(6,012,897)	6,012,897	13,644,939
Retained Earnings (accumulated deficit)	(32,263,128)	170,724,693	(170,724,693)	(32,263,128)

Total equity (deficit)	(18,618,189)	164,711,796	(164,711,796)	(18,618,189)

Total liabilities and equity (deficit)	$223,159,093	$216,847,074	$(234,909,402)	$205,096,765

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$74,383,388	$—	$74,383,388
Hotel	—	12,666,778	—	12,666,778
Food and beverage	—	13,161,233	—	13,161,233
Recreation and other	275,008	16,903,239	—	17,178,247

Gross revenue	275,008	117,114,638	—	117,389,646
Less -promotional allowances	77,010	804,656	—	881,666

Net revenue	197,998	116,309,982	—	116,507,980

Operating Expenses
Gaming	—	26,249,451	—	26,249,451
Hotel	—	4,757,635	—	4,757,635
Food and beverage	—	13,546,888	—	13,546,888
Recreation and other	—	11,880,845	—	11,880,845
Marketing	—	8,343,783	—	8,343,783
General and administrative	—	13,252,082	—	13,252,082
Health Insurance — Medical	—	2,382,845	—	2,382,845
Mescalero Apache- 401K	—	850,924	—	850,924
Mescalero Apache Telecom	—	190,538	—	190,538
Tribal Taxes	—	2,400,000	—	2,400,000
Depreciation and amortization	—	12,162,079	—	12,162,079
Insurance reimbursement (Note 11)	(5,406,380)	—	—	(5,406,380)
Storm Costs (Note 11)	376,700	—	—	376,700
Loss on disposal of assets	—	293,896	—	293,896

Total Operating Expenses	(5,029,680)	96,310,966	—	91,281,286

Operating Income	5,227,678	19,999,016	—	25,226,694

Other Income (Expense)
Interest income	41,795	—	—	41,795
Interest (expense)	(26,156,329)	—	—	(26,156,329)
Income from subsidiaries	19,999,016	—	(19,999,016)	—
Other income	30,936	—	—	30,936

Total other income (expense)	(6,084,582)	—	(19,999,016)	(26,083,598)

Net Income (Loss)	$(856,904)	$19,999,016	$(19,999,016)	$(856,904)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended April 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(856,904)	$19,999,016	$(19,999,016)	$(856,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,625,244	12,136,211	—	13,761,455
Insurance reimbursement (paid directly to contractor)	(4,467,324)	—		(4,467,324)
Loss on disposal of fixed assets	—	293,896	—	293,896
Changes in assets and liabilities:
Accounts receivable	(94,749)	281,049	—	186,300
Inventories	31,824	218,698	—	250,522
Prepaid expenses	233,036	173,350	—	406,386
Other long term assets	(161,000)	50,000	—	(111,000)
Accounts payable	29,050	—	—	29,050
Accrued expenses, payroll and benefits	(820,793)	66,308	—	(754,485)
Deposits and advance payments	—	(9,653)	—	(9,653)

Net cash provided by (used in) operating activities	(4,481,616)	33,208,875	(19,999,016)	8,728,243

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(4,536,436)	—	(4,536,436)
Investment in subsidiaries	(19,999,016)	—	19,999,016	—

Net cash provided by(used by) investing activities	(19,999,016)	(4,536,436)	19,999,016	(4,536,436)

Cash flows from financing activities:
Advances to (from) affiliates	29,271,215	(29,271,215)	—	—
Principal payments on debt	(3,349,764)	(256,401)	—	(3,606,165)
Distributions to Mescalero Apache Tribe	(8,004,000)	—	—	(8,004,000)

Net cash provided by (used in) financing activities	17,917,451	(29,527,616)	—	(11,610,165)

Net decrease in cash and cash equivalents	(6,563,181)	(855,177)	—	(7,418,358)
Cash and cash equivalents, beginning of period	11,083,394	3,891,699	—	14,975,093

Cash and cash equivalents, end of period	$4,520,213	$3,036,522	$—	$7,556,735

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2008

		Wholly-owned
	IMGRC	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$11,083,394	$3,891,699	$—	$14,975,093
Accounts receivable	18,446	548,790	—	567,236
Inventories	216,590	823,496	—	1,040,086
Prepaid expenses	682,404	173,350	—	855,754

Total current assets	12,000,834	5,437,335	—	17,438,169
Fixed Assets	—	299,344,711	—	299,344,711
Depreciation	—	(103,333,993)	—	(103,333,993)

Net fixed assets	—	196,010,718	—	196,010,718
Non Current Assets
Other Assets	—	50,000	—	50,000
Deferred financing costs	4,445,409	—	—	4,445,409
Advances to Subsidiaries	60,244,217	5,595,376	(65,839,593)	—
Investment in Subsidiaries	144,712,780	—	(144,712,780)	—

Total Assets	$221,403,240	$207,093,429	$(210,552,373)	$217,944,296

Accounts Payable and other short term liabilities	$2,093,653	$—	$—	$2,093,653
Accrued expenses	2,449,839	848,880	—	3,298,719
Accrued payroll and benefits	2,578,145	—	—	2,578,145
Accrued interest	11,200,000	—	—	11,200,000
Advanced deposits	—	357,648	—	357,648
Current portion of long-term debt	3,280,867	253,547	—	3,534,414

Total current liabilities	21,602,504	1,460,075	—	23,062,579
Non Current Liabilities:

Advances from subsidiaries	5,595,376	60,244,217	(65,839,593)	—
Long-term debt, net of current portion	203,962,645	676,357	—	204,639,002

Total liabilities	231,160,525	62,380,649	(65,839,593)	227,701,581

Contributed Capital	21,648,939	(6,012,897)	6,012,897	21,648,939
Retained earnings (deficit)	(31,406,224)	150,725,677	(150,725,677)	(31,406,224)

Total equity (deficit)	(9,757,285)	144,712,780	(144,712,780)	(9,757,285)

Total liabilities and equity (deficit)	$221,403,240	$207,093,429	$(210,552,373)	$217,944,296

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$77,536,827	$—	$77,536,827
Hotel	—	13,475,019	—	13,475,019
Food and beverage	—	14,953,253	—	14,953,253
Recreation and other	—	20,576,831	—	20,576,831

Gross revenue	—	126,541,930	—	126,541,930
Less -promotional allowances	44,849	2,060,407	—	2,105,256

Net revenue	(44,849)	124,481,523	—	124,436,674

Operating Expenses
Gaming	—	26,646,532	—	26,646,532
Hotel	—	4,434,224	—	4,434,224
Food and beverage	—	15,348,515	—	15,348,515
Recreation and other	—	14,908,202	—	14,908,202
Marketing	—	10,004,622	—	10,004,622
General and administrative	7,990,808	3,399,029	—	11,389,837
Health Insurance — Medical	—	2,117,140	—	2,117,140
Mescalero Apache- 401K	—	856,565	—	856,565
Mescalero Apache Telecom	—	197,040	—	197,040
Tribal Taxes	—	2,400,000	—	2,400,000
Depreciation and amortization	—	16,061,087	—	16,061,087
Loss on disposal of assets	63,847	—	—	63,847

Total Operating Expenses	8,054,655	96,372,956	—	104,427,611

Operating Income (loss)	(8,099,504)	28,108,567	—	20,009,063

Other Income (expense)
Interest income	189,391	—	—	189,391
Interest	(26,419,780)	—	—	(26,419,780)
Income from subsidiaries	28,108,567	—	(28,108,567)	—
Other income	47,526	—	—	47,526

Total other income (expense)	1,925,704	—	(28,108,567)	(26,182,863)

Net income (loss)	$(6,173,800)	$28,108,567	$(28,108,567)	$(6,173,800)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended April 30, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,173,800)	$28,108,567	$(28,108,567)	$(6,173,800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,625,244	16,039,332	—	17,664,576
Loss on disposal of fixed assets	—	63,857	—	63,857
Changes in assets and liabilities:
Accounts receivable	(18,446)	(9,422)	—	(27,868)
Tribal accounts receivable	—	—	—	—
Inventories	(74,402)	(199,026)	—	(273,428)
Prepaid expenses	(87,926)	(173,350)	—	(261,276)
Other long term assets	50,000	12,500	—	62,500
Accounts payable	631,740	—	—	631,740
Accrued expenses, payroll and benefits	(447,242)	139,170	—	(308,072)
Interest payable	—	—	—	—
Deposits and advance payments	—	(81,011)	—	(81,011)

Net cash provided by (used in) operating activities	(4,494,832)	43,900,617	(28,108,567)	11,297,218

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(1,298,349)	—	(1,298,349)
Investment in subsidiaries	28,108,567	—	(28,108,567)	—

Net cash used in investing activities	28,108,567	(1,298,349)	(28,108,567)	(1,298,349)

Cash flows from financing activities:
Advances to (from) affiliates	42,597,824	(42,597,824)	—	—
Principal payments on debt	(3,715,742)	(233,664)	—	(3,949,406)
Distributions to Mescalero Apache Tribe	(8,004,000)	—	—	(8,004,000)

Net cash provided by (used in) financing activities	30,878,082	(42,831,488)	—	(11,953,406)

Net decrease in cash and cash equivalents	(1,725,317)	(229,220)	—	(1,954,537)
Cash and cash equivalents, beginning of period	12,808,711	4,120,919	—	16,929,630

Cash and cash equivalents, end of period	$11,083,394	$3,891,699	$—	$14,975,093

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$76,473,428	$—	$76,473,428
Hotel	—	13,471,771	—	13,471,771
Food and beverage	—	13,939,008	—	13,939,008
Recreation and other	16,257	23,206,051	—	23,222,308

Gross revenue	16,257	127,090,258	—	127,106,515
Less-promotional allowances	3,974	2,250,733	—	2,254,707

Net revenue	12,283	124,839,525	—	124,851,808
Operating expenses
Gaming	75,569	26,300,809	—	26,376,378
Hotel expenses	—	4,657,790	—	4,657,790
Food and beverage	—	14,215,130	—	14,215,130
Recreation and other	—	13,861,765	—	13,861,765
Marketing	—	8,815,853	—	8,815,853
General and administrative	7,757,442	3,434,730	—	11,192,172
Health insurance — medical	—	2,291,743	—	2,291,743
401K	—	315,404	—	315,404
Mescalero Apache Telecom	—	199,573	—	199,573
Tribal Regulatory Fees	—	2,400,000	—	2,400,000
Depreciation and amortization	—	18,169,528	—	18,169,528
Loss on disposal of assets	—	7,439	—	7,439

Total operating expenses	7,833,011	94,669,764	—	102,502,775

Operating income (loss)	(7,820,728)	30,169,761	—	22,349,033

Other income (expense)
Interest income	286,823	—	—	286,823
Interest expense	(26,648,687)	—	—	(26,648,687)
Income from subsidiaries	30,169,761	—	(30,169,761)	—
Other income	48,076	—	—	48,076

Total other Income (expense)	3,855,973	—	(30,169,761)	(26,313,788)

Net income (loss)	$(3,964,755)	$30,169,761	$(30,169,761)	$(3,964,755)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended April 30, 2007

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,964,755)	$30,169,761	$(30,169,761)	$(3,964,755)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,625,244	18,792,550	—	20,417,794
Loss on disposal of assets	—	7,439	—	7,439
Changes in assets and liabilities:
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable, net of allowance	4,421	21,631	—	26,052
Inventories	(142,188)	185,319	—	43,131
Prepaid expenses	(259,818)	38,114	—	(221,704)
Other long term assets	—	(70,497)	—	(70,497)
Accounts payable	(1,144,757)	—	—	(1,144,757)
Accrued expenses, payroll and benefits	(5,616,324)	1,040,916	—	(4,575,408)
Deposits and advance payments	—	66,189	—	66,189

Net cash provided by (used in) operating activities	(9,498,177)	50,251,442	(30,169,761)	10,583,484
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(472,204)	—	(472,204)
Construction accounts payable	—	(1,044,426)	—	(1,044,426)
Investment in subsidiaries	(41,412,095)	—	41,412,095	—

Net cash used by investing activities	(41,412,095)	(1,516,630)	41,412,095	(1,516,630)
Cash flows from financing activities:
Cash held from construction payments	18,171,534	—	—	18,171,534
Advances to (from) affiliates	57,710,310	(46,467,976)	(11,242,334)	—
Principal payments on long-term debt, net	(293,933)	(3,803,040)	—	(4,096,973)
Distributions to Mescalero Apache Tribe	(22,980,157)	—	—	(22,980,157)

Net cash used in (provided by) financing activities	52,607,754	(50,271,016)	(11,242,334)	(8,905,596)

Net (decrease) increase in cash and cash equivalents	1,697,482	(1,536,224)	—	161,258
Cash and cash equivalents, beginning of period	11,111,229	5,657,143	—	16,768,372

Cash and cash equivalents, end of period	$12,808,711	$4,120,919	$—	$16,929,630

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, June 15, 2003 and June 15, 2003, respectively.

3.2*	Charter of the Management Board of IMG Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/Worth Group, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.

10.2*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.3*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.4***	Employment Agreement between the Mescalero Apache Tribe and Pamela Gallegos (filed herewith).

10.5**	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2005.

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

14.1**	Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort and Casino.

14.2**	Code of Ethics for Principal Executive Officer and Senior Financial Officer.

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney (Included with Signature Page).

31.1	Certification of Principal Executive Officer and Interim-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer and Interim-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to IMG Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2005 (SEC File No. 333-113140).

**	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2005.

***	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 24, 2008.