Form 10-Q
period 2009-07-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2009-09-21
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009
INDEX

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of April 30,	As of July 31,
	2009	2009 ( unaudited)
Current assets
Cash and cash equivalents	$7,556,735	$9,518,994
Accounts receivable, net of allowance for doubtful accounts	380,936	385,352
Inventories	789,564	870,680
Prepaid expenses and other assets	449,368	1,135,082

Total current assets	9,176,603	11,910,108
Non-current assets
Property plant and equipment	307,605,269	308,317,223
Accumulated depreciation	(114,666,272)	(117,624,698)

Property plant and equipment, net	192,938,997	190,692,525
Other assets	161,000	51,000
Deferred financing cost	2,820,165	2,990,306

Total assets	$205,096,765	$205,643,939

Liabilities and deficit
Current liabilities
Accounts payable	$2,122,703	$2,395,903
Accrued expenses	3,744,079	4,237,548
Accrued payroll and benefits	1,378,300	1,749,119
Accrued interest	11,200,000	17,200,000
Advance deposits	347,995	566,923
Current portion of long-term debt	203,931,091	203,474,802

Total current liabilities	222,724,168	229,624,295
Non-current liabilities
Long-term debt, net of current portion	990,786	492,452

Total liabilities	223,714,954	230,116,747

Deficit
Contributed capital	13,644,939	5,610,939
Accumulated deficit	(32,263,128)	(30,083,747)

Total deficit	(18,618,189)	(24,472,808)

Total liabilities and deficit	$205,096,765	$205,643,939

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended	Three months ended
	July 31, 2008	July 31, 2009
Revenues:
Gaming	$21,439,995	$20,779,971
Hotel	4,104,367	3,639,388
Food and beverage	3,866,700	3,628,663
Recreation and other	4,232,600	3,052,957

Gross revenue	33,643,662	31,100,979

Less-promotional allowances	256,784	173,205

Net revenue	33,386,878	30,927,774

Operating expenses
Gaming	7,346,919	6,750,288
Hotel expenses	1,421,946	965,671
Food and beverage	3,885,545	3,174,236
Recreation and other	3,589,158	2,304,600
Marketing	1,764,509	2,292,990
General and administrative	4,315,667	3,731,220
Depreciation and amortization	3,076,918	3,046,303
Insurance reimbursement (Note 11)	(1,100,000)	(20,000)
Storm costs (Note 11)	62,227	14,605
Loss on disposal of assets	46,118	—

Total operating expenses	24,409,007	22,259,913

Operating income	8,977,871	8,667,861

Other expense
Interest income	12,271	4,270
Interest expense	(6,559,504)	(6,497,499)
Other income	—	4,750

Total other expense	(6,547,233)	(6,488,479)

Net income	$2,430,638	$2,179,382

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended	Three months ended
	July 31, 2008	July 31, 2009
Cash flows from operating activities:
Net income	$2,430,638	$2,179,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,498,170	2,788,285
Insurance reimbursement (paid directly to contractor)	(1,100,000)	—
Loss on disposal of assets	46,118	—
Changes in assets and liabilities:
Accounts receivable	(27,895)	(4,416)
Tribal accounts receivable	(191,750)	—
Inventories	79,103	(81,116)
Prepaid expenses	(134,512)	(685,714)
Other long-term assets	(213,502)	110,000
Accounts payable	510,172	273,200
Accrued expenses, payroll and benefits	203,832	864,288
Accrued interest payable	(6,000,000)	6,000,000
Deposits and advanced payments	645,875	218,928

Net cash (used in) provided by operating activities	(253,751)	11,662,837

Cash flows from investing activities:
Purchase of property, plant and equipment	(494,032)	(711,954)

Net cash used in investing activities	(494,032)	(711,954)

Cash flows from financing activities:
Principal payments on long-term debt	(858,617)	(954,624)
Distributions to Mescalero Apache Tribe	(2,001,001)	(8,034,000)

Net cash used in financing activities	(2,859,618)	(8,988,624)

Net (decrease) increase in cash and cash equivalents	(3,607,401)	1,962,259
Cash and cash equivalents, beginning of period	14,975,093	7,556,735

Cash and cash equivalents, end of period	$11,367,692	$9,518,994

Supplemental cash flow information:
Cash paid for interest	$12,153,193	$497,499

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Reporting Entity and Operations
The Inn of the Mountain Gods Resort and Casino and subsidiaries (“IMG Resort and Casino” or the “Company"), an unincorporated enterprise of the Mescalero Apache Tribe (the “Tribe”), was established April 30, 2003 by the Tribe and manages and owns all resort, hotel and gaming enterprises of the Tribe including the Inn of the Mountain Gods Resort and Casino (the “Resort”), a gaming, hotel and resort complex opened on March 15, 2005, and its wholly-owned subsidiaries, each of which is an unincorporated enterprise of the Tribe: Casino Apache (the “Casino Apache Enterprise”), which owned and operated the Tribe’s former casino, Casino Apache, closed in February 2005; Casino Apache Travel Center (the “Travel Center”), which owns the Tribe’s second casino facility opened in May 2003 (the “Travel Center Casino”); Ski Apache (the “Ski Apache”), which owns the Tribe’s ski resort, Ski Apache (the “Ski Apache Resort”); and Inn of the Mountain Gods (the "Inn”), which owned the Tribe’s former resort hotel, Inn of the Mountain Gods (the “Inn Hotel”). The Tribe is the sole owner of IMG Resort and Casino. IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the May 15, 2009 interest payment on its 12% senior notes due 2010. This non-payment of interest constitutes an event of default under the indenture governing the senior notes. The Company is currently in discussions with certain of its debtholders regarding these issues. As of July 31, 2009, the Company had negative working capital of approximately $218 million and a total deficit of approximately $30.1 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Historically, IMG Resort and Casino has not generated sufficient cash flow from operations to satisfy its capital requirements and relied upon debt financing arrangements to satisfy such requirements. The current cash flows and capital resources may force IMG Resort and Casino to reduce or delay activities and capital expenditures if IMG Resort and Casino is unable to refinance its debt. In the event that IMG Resort and Casino is unable to refinance or restructure its debt, IMG Resort and Casino will be left without sufficient liquidity and IMG Resort and Casino will not be able to meet the debt service requirements and repayment obligations.
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
Deferred Financing and Refinancing Costs
Debt issuance costs incurred in connection with the issuance of the Resort Project financing were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.8 million as of April 30, 2009 and $3.0 million as of July 31, 2009, of which $576,451 was capitalized in association with the refinancing transaction described above during the quarter ended July 31, 2009 but are not currently being amortized.
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
The fair value of IMG Resort and Casino’s senior notes were approximately $28.0 million at July 31, 2009, versus $200.0 million recorded value, based on the most recent quoted market price. The notes are not heavily traded, and price quotes ranged from $41.00 to $14.00 during the quarter ended July 31, 2009.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Resort Project, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7). For the quarter ended July 31, 2009, IMG Resort and Casino distributed $8.0 million to the Tribe.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Revenues
In accordance with gaming industry practice, the Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as accrued expenses in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was approximately $271,000 and $213,000 at April 30, 2009 and July 31, 2009, respectively.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $257,000 and $173,000 for the three months ended July 31, 2008 and 2009, respectively.
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point liability is included in accrued expenses and totaled $1,153,398 at April 30, 2009 and $1,091,394 at July 31, 2009.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated retail cost of providing such discounted allowances, as they relate to operations, was included in casino expenses as follows:

	Quarter ended July 31,
	2008	2009
Rooms	$25,792	$55,272
Food and beverage	159,905	198,252
Other	(20)	(265)

Retail	$185,677	$253,259

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended July 31, 2008 and 2009 were $1.8 million and $2.3 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to Tribal taxes as long as its enterprises are not subject to New Mexico State Gross Receipts Tax. IMG Resort and Casino operations, other than a portion of the operations at Ski Apache, are not subject to the New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. There is also a Tribal excise tax that equals the difference between a fixed rate of $200,000 per month and the total of the non-Ski Apache taxes collected, should the taxes collected be less than $200,000 per month. The related tax ordinances are unclear as to what happens when the amount collected from sales is greater than $200,000 per month. Additionally, the taxes collected are included in net revenue and tax payments are included in expenses as opposed to being recorded as a liability and subsequent release of the liability. The tax payment is made at the beginning of the month of the same month that the taxes are being collected. IMG Resort and Casino has recorded and paid the Tribe $600,000 for the three months ended July 31, 2008 and 2009. The amount of taxes collected from sales materially approximates the amount paid to the Tribe each month.
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
In April 2008, the FASB issued Staff Position FSP FAS 142-3,“Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The company adopted SFAS No. 142 at the beginning of fiscal year 2010. The adoption did not have a significant effect on the Company’s financial statements.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments “(“FSP No. 107-1”). FSP No. 107-1 extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS No. 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did have a material impact on the Company’s consolidated financial position or results of operations.

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
In June 2009, the FASB issued SFAS No. 168, “the FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles”, Replaces SFAS No. 162, establishes the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non –SEC accounting and reporting standards. SFAS No. 168 became effective on July 1, 2009. The adoption of SFAS No. 168 did not have a material effect on the Company’s results of operations and financial position.
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
The allowance for doubtful accounts was $37,104 as of April 30, 2009 and $57,669 as of July 31, 2009.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	April 30, 2009	July 31, 2009
Food and beverage	$240,183	$229,027
Golf and pro shop	60,962	93,813
Gift shops, fuel and other	488,419	547,840

Inventories, net of reserves	$789,564	$870,680

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	April 30, 2009	July 31, 2009
Land	$1,000,473	$1,000,473
Buildings	212,103,949	212,103,949
Lifts and Snowmaking equipment	6,394,805	6,394,805
Non-gaming equipment, furniture and other	52,513,112	52,497,274
Gaming equipment	21,807,497	22,281,747
Leasehold and land improvements, lake and golf course	11,075,633	11,075,633

Subtotal	304,895,469	305,353,881
Less accumulated depreciation and amortization	(114,666,272)	(117,624,698)

Property, plant and equipment, net	190,229,197	187,729,183
Construction in progress (CIP)	2,709,800	2,963,342

Net Property, plant and equipment	$192,938,997	$190,692,525

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
The Company did not make the scheduled $12.0 million interest payment on the Company’s Notes on May 15, 2009. Under the terms of the indenture governing the Notes (the “Indenture”), the Company had a 30 day grace period with respect to the interest payment but did not make this payment. Failure to make the interest payment on or before June 15, 2009 constitutes an event of default under the Indenture. Upon the occurrence of an event of default, the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable. Pursuant to the indenture, we are obligated to pay interest on overdue installments of interest payable on the Notes at a rate equal to 13% per annum (1% per annum in excess of the then applicable annual interest rate on the Notes). The Tribe has engaged a financial advisor, to begin discussions with bondholders related to restructuring the Notes. If the Notes are declared immediately due and payable, it would constitute a default under the terms of the Company’s furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable. Although the furniture and equipment loans are not technically in default, the Company entered into forbearance agreements with its lenders whereby the lenders agreed to forebear existing rights and remedies in the event of default (see below). Due to the event of default, the Notes have been classified as current in the accompanying consolidated balance sheet.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. Although the furniture and equipment loans are not technically in default, the Company entered into forbearance agreements with its lenders whereby the lenders agreed to forebear existing rights and remedies in the event of default. As of April 30, 2009 and July 31, 2009, $4.2 million and $3.4 million, respectively, remained outstanding on this facility.
Long-term debt at April 30, 2009 and July 31, 2009 is summarized as follows:

	April 30, 2009	July 31, 2009
Senior Notes, bearing interest at a fixed rates of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	673,505	606,209
Capital Equipment Loans,Three (3)to Five (5) year terms, interest ranging from 7.55% to 9.9%	4,248,372	3,361,045

	204,921,877	203,967,254
Less current portion	(203,931,091)	(203,474,802)

Long-term portion	$990,786	$492,452

The maturities of long-term debt as of July 31, 2009 are as follows:

2010	$202,976,468
2011	847,467
2012	143,319

$203,967,254

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
On June 22, 2004, the Department of the Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar quarter and an annual regulatory fee of $100,000 paid in quarterly installments of $25,000 on the first day of each calendar quarter. As of April 30, 2009 and July 31, 2009, the amount payable to the State was $392,817 and $568,992, respectively, for regulatory fees.

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
On May 1, 2009, the Tribe suspended IMG Resort and Casino’s matching of employee contributions up to 4% in the Tribe sponsored 401(k) savings plan, as a cost saving measure. The total amount of match made by IMG Resort and Casino was $226,683 for the quarter ended July 31, 2008 and $0 for the quarter ended July 31, 2009. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2008 and 2009 for an employee, who is under 50 years old, is $15,500, and for an employee who is over 50 years old, is $20,500.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the period ended July 31, 2009.
The Tribe is self —insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs.
The total amounts reimbursed to the Tribe were approximately $849,000 and $846,401 for the three months ended July 31, 2008 and 2009, respectively.
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
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fees for the three months ended July 31, 2008 and July 31, 2009 were $0 and $24,712, respectively.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Employment Agreements
The Company entered into an agreement with Ms. Pamela Gallegos on August 1, 2008 whereby Ms. Gallegos agreed to serve as Director of Finance of the Company from August 7, 2008 through July 31, 2010 and the Company agreed to pay Ms. Gallegos an annual base salary of $176,000. Ms. Gallegos was allowed to participate in all employee benefit plans and programs. The agreement also provided that Ms. Gallegos may receive one month of severance for every three full months of employment with the Company up to twelve months total. Ms. Gallegos left the Company as of July 10, 2009. On August 23, 2009, IMG Resort and Casino’s management board declined to mediate the employment agreement.
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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $51,000 and $49,000 for the three months ended July 31, 2008 and 2009, respectively.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this health and dental insurance. IMG Resort and Casino paid the Tribe $849,000 and $846,401 for the quarters ended July 31, 2008 and 2009, respectively.
NOTE 11 — STORM RECOVERY
In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated.
IMG Resort and Casino’s insurance carrier agreed to provide approximately $5.0 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA had deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy.
For the period ended July 31, 2009, IMG Resort and Casino has incurred approximately $0.01 million in costs associated with the storm recovery compared to $0.06 million for the three months ended July 31, 2008.
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

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
(unaudited, in thousands)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Quarter ended
July 31, 2008
Net Revenue	$12,840	$8,463	$1	$12,109	$(26)	$33,387
Operating Income (Loss)	9,903	6,765	(1)	3,210	(10,899)	8,978
Depreciation Expense	—	—	—	—	3,077	3,077
Interest Expense	—	—	—	—	(6,560)	(6,560)
Interest Income and Other	—	—	—	—	12	12

Quarter ended
July 31, 2009
Net Revenue	$13,178	$7,597	$2	$10,299	$(148)	$30,928
Operating Income (Loss)	10,505	6,177	3	3,841	(11,858)	8,668
Depreciation Expense	—	—	—	—	3,046	3,046
Interest Expense	—	—	—	—	(6,497)	(6,497)
Interest Income and Other	—	—	—	—	9	9
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
The following consolidating information is presented as of July 31, 2009 and April 30, 2009 and for the three months ended July 31, 2009 and 2008.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of July 31, 2009
(unaudited)

		Wholly-owned
	IMGRC	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$5,125,756	$4,393,238	$—	$9,518,994
Accounts receivable	(14,689)	400,041	—	385,352
Inventories	222,218	648,462	—	870,680
Prepaid expenses	1,135,082	—	—	1,135,082

Total current assets	6,468,367	5,441,741	—	11,910,108
Fixed assets	—	308,317,223	—	308,317,223
Depreciation	—	(117,624,698)	—	(117,624,698)

Net fixed assets	—	190,692,525	—	190,692,525
Non current assets
Other assets	51,000	—	—	51,000
Deferred financing costs	2,990,306	—	—	2,990,306
Advances to subsidiaries	29,229,379	8,689,726	(37,919,105)	—
Investment in subsidiaries	173,401,522	—	(173,401,522)	—

Total Assets	$212,140,574	$204,823,992	$(211,320,627)	$205,643,939

Accounts payable	$2,395,903	$—	$—	$2,395,903
Accrued expenses	3,217,589	1,019,959	—	4,237,548
Accrued payroll and benefits	1,749,119	—	—	1,749,119
Accrued interest	17,200,000	—	—	17,200,000
Advance deposits	—	566,923	—	566,923
Current portion of long-term debt	203,192,938	281,864	—	203,474,802

Total current liabilities	227,755,549	1,868,746	—	229,624,295
Non current liabilities:
Advances from subsidiaries	8,689,726	29,229,379	(37,919,105)	—

Long-term debt, net of current portion	168,107	324,345	—	492,452

Total liabilities	236,613,382	31,422,470	(37,919,105)	230,116,747

Contributed capital	5,610,939	(6,012,897)	6,012,897	5,610,939
Retained earnings (deficit)	(30,083,747)	179,414,419	(179,414,419)	(30,083,747)

Total equity (deficit)	(24,472,808)	173,401,522	(173,401,522)	(24,472,808)

Total liabilities and equity (deficit)	$212,140,574	$204,823,992	$(211,320,627)	$205,643,939

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended July 31, 2009
(Unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$20,779,971	$—	$20,779,971
Hotel	—	3,639,388	—	3,639,388
Food and beverage	—	3,628,663	—	3,628,663
Recreation and other	—	3,052,957	—	3,052,957

Gross revenue	—	31,100,979	—	31,100,979
Less -promotional allowances	27,260	145,945	—	173,205

Net revenue	(27,260)	30,955,034	—	30,927,774

Operating expenses
Gaming	—	6,750,288	—	6,750,288
Hotel	—	965,671	—	965,671
Food and beverage	—	3,174,236	—	3,174,236
Recreation and other	—	2,304,600	—	2,304,600
Marketing	—	2,292,990	—	2,292,990
General and administrative	—	3,731,220	—	3,731,220
Depreciation and amortization	—	3,046,303	—	3,046,303
Insurance reimbursement (Note 11)	(20,000)	—	—	(20,000)
Storm costs	14,605	—	—	14,605

Total operating expenses	(5,395)	22,265,308	—	22,259,913

Operating income (loss)	(21,865)	8,689,726	—	8,667,861

Other income (expense)
Interest income	4,270	—	—	4,270
Interest expense	(6,497,499)	—	—	(6,497,499)
Income from subsidiaries	8,689,726	—	(8,689,726)	—
Other income	4,750	—	—	4,750

Total other income (expense)	2,201,247	—	(8,689,726)	(6,488,479)

Net income (loss)	$2,179,382	$8,689,726	$(8,689,726)	$2,179,382

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended July 31, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,179,382	$8,689,726	$(8,689,726)	$2,179,382
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	(170,141)	2,958,426	—	2,788,285
Changes in assets and liabilities:
Accounts receivable	127,884	(132,300)	—	(4,416)
Inventories	(37,452)	(43,664)	—	(81,116)
Prepaid expenses	(685,714)	—	—	(685,714)
Other long term assets	110,000	—	—	110,000
Accounts payable	273,200	—	—	273,200
Accrued expenses, payroll and benefits	759,517	104,771	—	864,288
Accrued interest	6,000,000	—	—	6,000,000
Deposits and advance payments	—	218,928	—	218,928

Net cash provided by (used in) operating activities	8,556,676	11,795,887	(8,689,726)	11,662,837

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(711,954)	—	(711,954)
Investment in subsidiaries	(8,689,726)	—	8,689,726	—

Net cash provided by (used by) investing activities	(8,689,726)	(711,954)	8,689,726	(711,954)

Cash flows from financing activities:
Advances to (from) affiliates	9,659,920	(9,659,920)	—	—
Principal payments on debt	(887,327)	(67,297)	—	(954,624)
Distributions to Mescalero Apache Tribe	(8,034,000)	—	—	(8,034,000)

Net cash provided by (used in) financing activities	738,593	(9,727,217)	—	(8,988,624)

Net increase in cash and cash equivalents	605,543	1,356,716	—	1,962,259
Cash and cash equivalents, beginning of period	4,520,213	3,036,522	—	7,556,735

Cash and cash equivalents, end of period	$5,125,756	$4,393,238	$—	$9,518,994

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$4,520,213	$3,036,522	$—	$7,556,735
Accounts receivable	113,195	267,741	—	380,936
Inventories	184,766	604,798	—	789,564
Prepaid expenses	449,368	—	—	449,368

Total current assets	5,267,542	3,909,061	—	9,176,603
Fixed assets	—	307,605,269		307,605,269
Accumulated depreciation	—	(114,666,272)	—	(114,666,272)

Net fixed assets	—	192,938,997	—	192,938,997
Non-current assets
Other assets	161,000	—		161,000
Deferred financing costs	2,820,165	—	—	2,820,165
Advances to subsidiaries	50,198,590	19,999,016	(70,197,606)	—
Investment in subsidiaries	164,711,796	—	(164,711,796)	—

Total Assets	$223,159,093	$216,847,074	$(234,909,402)	$205,096,765

Accounts payable	$2,122,703	$—	$—	$2,122,703
Accrued expenses	2,828,891	915,188	—	3,744,079
Accrued payroll and benefits	1,378,300	—	—	1,378,300
Accrued interest	11,200,000	—	—	11,200,000
Advance deposits	—	347,995	—	347,995
Current portion of long-term debt	203,655,133	275,958	—	203,931,091

Total current liabilities	221,185,027	1,539,141	—	222,724,168
Non-current liabilities
Advances from subsidiaries	19,999,016	50,198,590	(70,197,606)	—
Long-term debt, net of current portion	593,239	397,547	—	990,786

Total liabilities	241,777,282	52,135,278	(70,197,606)	223,714,954
Contributed Capital	13,644,939	(6,012,897)	6,012,897	13,644,939
Retained Earnings (accumulated deficit)	(32,263,128)	170,724,693	(170,724,693)	(32,263,128)

Total (deficit) equity	(18,618,189)	164,711,796	(164,711,796)	(18,618,189)

Total liabilities and equity (deficit)	$223,159,093	$216,847,074	$(234,909,402)	$205,096,765

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended July 31, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$21,439,995	$—	$21,439,995
Hotel	—	4,104,367	—	4,104,367
Food and beverage	—	3,866,700	—	3,866,700
Recreation and other	—	4,232,600	—	4,232,600

Gross revenue	—	33,643,662	—	33,643,662

Less -promotional allowances	15,402	241,382	—	256,784

Net revenue	(15,402)	33,402,280	—	33,386,878

Operating Expenses				—
Gaming	—	7,346,919	—	7,346,919
Hotel expenses	—	1,421,946	—	1,421,946
Food and beverage	—	3,885,545	—	3,885,545
Recreation and other	—	3,589,158	—	3,589,158
Marketing	—	1,764,509	—	1,764,509
General and administrative	2,370,546	1,945,121	—	4,315,667
Depreciation and amortization	—	3,076,918	—	3,076,918
Storm recovery	16,108	46,119	—	62,227
Insurance reimbursement on storm loss	(1,100,000)	—	—	(1,100,000)
Gain (loss) on disposal of assets	—	46,118	—	46,118

Total operating expenses	1,286,654	23,122,353	—	24,409,007

Operating income (loss)	(1,302,056)	10,279,927	—	8,977,871

Other income (expense)				—
Interest income	12,271	—	—	12,271
Interest expense	(6,559,504)	—	—	(6,559,504)
Income from subsidiaries	10,279,927	—	(10,279,927)	—

Total other income (expense)	3,732,694	—	(10,279,927)	(6,547,233)

Net income (loss)	$2,430,638	$10,279,927	$(10,279,927)	$2,430,638

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months ended July 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,430,638	$10,279,927	$(10,279,927)	$2,430,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	406,311	3,091,859	—	3,498,170
Insurance reimbursement (paid directly to contractor)	(1,100,000)	—	—	(1,100,000)
Loss on disposal of fixed assets	—	46,118	—	46,118
Changes in assets and liabilities:
Accounts receivable	(1,037)	(26,858)	—	(27,895)
Tribal accounts receivable	(191,750)	—	—	(191,750)
Inventories	16,337	62,766	—	79,103
Prepaid expenses	(307,862)	173,350	—	(134,512)
Other long term assets	—	(213,502)	—	(213,502)
Accounts payable	510,172	—	—	510,172
Accrued expenses, payroll and benefits	(28,929)	232,761	—	203,832
Accrued interest payable	(6,000,000)	—	—	(6,000,000)
Deposits and advance payments	—	645,875	—	645,875

Net cash (used in) provided by operating activities	(4,266,120)	14,292,296	(10,279,927)	(253,751)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(494,032)	—	(494,032)
Investment in subsidiaries	(10,279,927)	—	10,279,927	—

Net cash used by investing activities	(10,279,927)	(494,032)	10,279,927	(494,032)

Cash flows from financing activities:
Advances to (from) affiliates	13,526,182	(13,526,182)	—	—
Principal payments on debt	(796,880)	(61,737)	—	(858,617)
Distributions to Mescalero Apache Tribe	(2,001,001)	—	—	(2,001,001)

Net cash provided by (used in) financing activities	10,728,301	(13,587,919)	—	(2,859,618)

Net (decrease) increase in cash and cash equivalents	(3,817,746)	210,345	—	(3,607,401)
Cash and cash equivalents, beginning of period	11,083,394	3,891,699	—	14,975,093

Cash and cash equivalents, end of period	$7,265,648	$4,102,044	$—	$11,367,692

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Reference in this Quarterly Report on Form 10-Q (this “Form 10-Q” or this “Report”) to (a) the “Tribe” refers to the Mescalero Apache Tribe, a federally recognized Indian tribe, (b) “IMG Resort and Casino” or the “Company” refers to Inn of the Mountain Gods Resort and Casino, a business enterprise of the Tribe, (c) “Resort” refers to the Inn of the Mountain Gods Resort and Casino, (d) “Casino Apache” refers to Casino Apache, a business enterprise of the Tribe, (e) the “Inn” refers to Inn of the Mountain Gods, a business enterprise of the Tribe, (f) the “Travel Center” refers to Casino Apache Travel Center, a business enterprise of the Tribe and (g) “Ski Apache” refers to Ski Apache, a business enterprise of the Tribe. Each of Casino Apache, the Inn, the Travel Center and Ski Apache is a wholly-owned subsidiary of IMG Resort and Casino. Reference in this Form 10-Q to “we,” “our,” and “us” refer to IMG Resort and Casino.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the May 15, 2009 interest payment on its 12% senior notes due 2010. This non-payment of interest constitutes an event of default under the indenture governing the senior notes. As of April 30, 2009, the Company had negative working capital of approximately $218 million and a total deficit of approximately $30.1 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of July 31, 2009, we had 55,000-square feet of combined gaming space featuring 1,302 slot machines and 37 table games between our facilities at the Resort, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
     Food and Beverage. The Resort features: Wendell’s, a 116-seat casual and fine dining restaurant; Gathering of Nations Buffet, a 260-seat buffet style restaurant; a 72-seat sports bar; an 80-seat night club featuring live entertainment, dancing and DJ music; Wendell’s Lounge, a “piano” lounge featuring an oversized fireplace; and the Apache Summit BBQ, an 88-seat casual restaurant in the golf clubhouse. Casino Apache Travel Center features Smokey B’s, a 130-seat casual dining restaurant and one sports bar. Ski Apache operates one main restaurant and five satellite food and beverage outlets.
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
     Deferred Financing and Refinancing Costs. Debt issuance costs incurred in connection with the issuance of the Resort Project financing were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.8 million as of April 30, 2009 and $3.0 million as of July 31, 2009, of which $576,451 was capitalized in association with the refinancing transaction described above during the quarter ended July 31, 2009 but are not being amortized.
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
Results of Operations
Quarter Ended July 31, 2009 Compared to Quarter Ended July 31, 2008.
Net Revenues. Net revenues decreased $2.5 million, or 7%, to $30.9 million for the quarter ended July 31, 2009 from $33.4 million for the quarter ended July 31, 2008 due to a decrease in all areas of our business caused by a decline in the economy and discretionary spending of our guests. Gaming net revenues decreased $0.6 million, down 3% from the comparable prior period; food and beverage revenues decreased $0.3 million, or 6%, from the comparable prior period; hotel revenues decreased $0.5 million from a year ago. Recreation and other revenue for the 2009 period decreased $1.2 million, or 28%, from July 31, 2008. Promotional allowances decreased $0.1 million, or 33%, for the quarter ended July 31, 2009 compared to the quarter ended July 31, 2008.
     Gaming. Net gaming revenues decreased $0.6 million, or 3%, to $20.8 million for the quarter ended July 31, 2009 from $21.4 million for the quarter ended July 31, 2008. Slot revenues decreased to $19.1 million for the quarter ended July 31, 2009 from $19.7 million for the quarter ended July 31, 2008, a decrease of $0.6 million. Gross slot win per unit, per day was $159 for the quarter ended July 31, 2009 compared to $146 for the quarter ended July 31, 2008; the weighted average number of machines declined to 1,302 for the quarter ended July 31, 2009 from 1,462 for the quarter ended July 31, 2008. Table games revenue remained flat at $3.0 million for the quarters ended July 31, 2009 and 2008. Daily Net Win per Table for the quarter ended July 31, 2009 was $764 as compared to $660 for the same period a year ago, a 16% increase.
     Hotel. Hotel revenue for the quarter ended July 31, 2009 decreased $0.5 million to $3.6 million from $4.1 million from the quarter ended July 31, 2008. Occupancy rates averaged 86%, a decrease of 1%, for the quarter ended July 31, 2009, the average daily rate decreased to $181, for the quarter ended July 31, 2009; as compared to $184 for the same period a year ago. Revenue per available room was $157 for the quarter ended July 31, 2009, a 2% decrease.
     Food and Beverage. Food and beverage revenues decreased $0.3 million, or 6%, to $3.6 million for the quarter ended July 31, 2009 from $3.9 million for the quarter ended July 31, 2008 due to a decrease in covers.
     Recreation and Other. Recreation and other revenues decreased $1.2 million, or 28% to $3.1 million for the quarter ended July 31, 2009 compared to $4.2 million for the quarter ended July 31, 2008 due to a decrease in fuel sales price.
     Promotional Allowances. Promotional allowances were $0.2 million for the quarter ended July 31, 2009 compared to $0.3 million for the quarter ended July 31, 2008, a decrease of $0.1 million or 33%.

     Total Operating Expenses. Total operating expenses decreased $2.2 million to $22.2 million for the quarter ended July 31, 2009 from $24.4 million for the quarter ended July 31, 2008 due to decreases in various divisions throughout the organization.
     Gaming. Gaming expenses decreased $0.6 million, or 8%, for the quarter ended July 31, 2009 to $6.8 million from $7.3 million for the quarter ended July 31, 2008 due to a decrease in salaries, wages, benefits, and supplies.
     Hotel. Hotel expenses decreased $0.4 million to $1.0 million for the quarter ended July 31, 2009 from $1.4 million for the quarter ended July 31, 2008, due a decrease in salaries, wages and benefits. Hotel is running at a 73% profit for the quarter ended July 31, 2009 up 12% from the comparable prior 2008 period.
     Food and Beverage. Food and beverage expenses decreased $0.7 million, or 18%, to $3.2 million for the quarter ended July 31, 2009 from $3.9 million for the quarter ended July 31, 2008.
     Recreation and Other. Recreation and other costs decreased $1.3 million, or 36% to $2.3 million for the quarter ended July 31, 2009 from $3.6 million for the quarter ended July 31, 2008 due to a decrease in cost of goods sold in the areas of gas and diesel and merchandise.
     Marketing. Marketing costs increased $0.5 million to $2.3 million for the quarter ended July 31, 2009 from $1.8 million for the quarter ended July 31, 2008 due to an increase in direct marketing costs associated with gaming and hotel offers.
     General and Administrative. General and administrative expenses decreased $0.6 million, or 14%, to $3.7 million for the quarter ended July 31, 2009 from $4.3 million for the quarter ended July 31, 2008 due to a decrease in salaries and wages.
     Depreciation. Depreciation decreased $0.1 million to $3.0 million for the quarter ended July 31, 2009 from $3.1 million for the quarter ended July 31, 2008 due to fully depreciated equipment.
     Storm Costs. Storm costs were $0.01 million for the quarter ended July 31, 2009 and $0.06 for the quarter ended July 31, 2008.
     Income from Operations. Income from operations decreased $0.3 million, or 3%, to $8.7 million for the quarter ended July 31, 2009 from $9.0 million for the quarter ended July 31, 2008 due to a decrease in both revenue and operating expenses.
     Other Income (Expenses). Other non-operating expenses remained flat at $6.5 million for the quarter ended July 31, 2009 and 2008. Other income (expenses) is comprised primarily of interest income and interest expense along with other expenses.
Liquidity and Capital Resources
     As of July 31, 2009 and April 30, 2009, we had cash and cash equivalents of $9.5 million and $7.6 million, respectively. Our principal source of liquidity for the three months ended July 31, 2009 was cash provided by operating activities of $11.7 million primarily due to not making the $12.0 million required interest payment.
     Cash used in investing activities for the three months ended July 31, 2009 was $0.7 million which consisted of capital expenditures in the form of purchases of snowmaking equipment and gaming equipment.
     Cash used in financing activities for the three months ended July 31, 2009 was $9.0 million, which primarily consisted of $8.0 million in distributions to the Tribe and $1.0 million in principal payments on our capital equipment loan.
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
Description of Indebtedness
The Senior Notes
     On November 3, 2003, we issued $200.0 million senior notes, with fixed interest payable at a rate of 12% per annum. Interest on the notes is payable semi-annually on May 15 and November 15. The notes mature on November 15, 2010. As of July 31, 2009 accrued interest payable on the Senior Notes was $17.2 million.
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
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of July 31, 2009, there is approximately $0.6 million outstanding on the BIA Note.

Credit Facility
     On June 15, 2004, we entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed rate loan is fully amortizable over five years. Proceeds from the interest rate loan were used to fund furniture, fixtures and equipment for the Resort. As of July 31, 2009, approximately $3.4 million remains outstanding.
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
Credit Rating
     On August 14, 2009, Moody’s Investor Service lowered IMG Resort and Casino probability of default rating to ‘Ca/LD’ from ‘Ca’. The ‘Ca/LD’ probability of default rating recognizes a payment default under the $200 million 12% Senior Notes due November 2010. The last rating action by Moody’s Investor Service was on March 20, 2009, at which time they lowered IMG Resort and Casino’s rating from ‘Caa2’ to ‘Ca’.
     On May 18, 2009, Standard and Poor’s Ratings Services lowered its issuer credit rating for IMG Resort and Casino to ‘D’ from ‘CCC’, as well as lowered the issue-level rating on IMG Resort and Casino’s $200 million 12% senior unsecured notes due Nov. 15, 2010 to ‘D’ from ‘CCC’. The rationale behind the decrease in the ratings was due to IMG Resort and Casino not making its $12 million interest payment on its senior note scheduled for May 15, 2009, as described below.
Off-Balance Sheet Arrangements
     As of July 31, 2009, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the periods ended July 31, 2009 or 2008, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of July 31, 2009, we had no variable rate debt outstanding.
     As of July 31, 2009, we held no derivative instruments.

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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
See “Notes to Consolidated Financial Statements (unaudited) — Note 9- Commitments and Contingencies- Legal Matters”
Item 1A. Risk Factors.
     There were no material changes during the three months ended July 31, 2009 to our risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
     Ben Martinez, age 38, was appointed to the position of Chief Financial Officer for the IMG Resort and Casino August 25, 2009. Mr. Martinez worked in banking with JP Morgan / Chase from June 1994 to September 2000. During his tenure with JP Morgan / Chase he completed the Officer Development Program focusing on financial analysis and credit underwriting. Upon completion of the bank’s formal program, Mr. Martinez worked with the institutional trust division as an investment analyst prior to progressing to a portfolio manager in the investment management area. In September 2000, Mr. Martinez went to work with BOK Financial as a Vice President and Sr. Portfolio Manager working with the company’s investment management team managing roughly $1 billion in trust assets. In June 2003 Mr. Martinez started an investment advisory venture providing a range of financial advisory services. In January 2006, he accepted a position with a mergers and acquisitions boutique in Dallas, Texas. In this capacity he performed a wide range of business valuation and consultation services and finished his tenure in a deal making capacity. In October 2008, Mr. Martinez accepted the position of Administrator with the Mescalero Apache Tribe. In this role, he oversaw the tribe’s governmental and 638 federal programs. Additionally, he worked closely with tribal, state, and federal governmental officials as they related to a variety of tribal issues and programs. In 1994, Mr. Martinez graduated from New Mexico State University with a bachelor of business administration with a concentration in Finance.

Mr. Martinez’ employment contract is still being negotiated.
On September 3, 2009, Board of Directors of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year end, effective September 30, 2009. This change in fiscal year end makes the Company’s year-end coincide with the Mescalero Apache Tribe’s Fiscal Year End. A transition report covering the five month period from May 1, 2009 to September 30, 2009 will be filed on Form-10QT.
Since September 1, 2009, IMG Resort and Casino have made distributions to the Tribe of $7.7 million. These funds are being held in a bank account and have not been expended.
There is currently a proposal being considered for a joint Tribal Council and Management Board model.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Interim-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Interim-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: September 14, 2009	By	/s/ Liz Foster Anderson

		Name:	Liz Foster Anderson
		Its:	Chief Operating Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Interim-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Interim-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.