Form 10-QT
period 2009-09-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2009-11-16
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
PERIOD ENDED
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM May 1, 2009 TO September 30, 2009
Commission file number 333-113140
INN OF THE MOUNTAIN GODS RESORT AND CASINO
(Exact name of registrant as specified in its charter)

Not Applicable	75-3158926
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

287 Carrizo Canyon Road
Mescalero, New Mexico	88340
(Address of principal executive offices)	(Zip Code)
575-464-7777
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
FORM 10-QT
FOR THE TRANSITION PERIOD FROM MAY 1, 2009 TO SEPTEMBER 30, 2009
INDEX

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of April 30,	As of September 30,
	2009	2009 (unaudited)
Current assets
Cash and cash equivalents	$7,556,735	$5,629,436
Accounts receivable, net of allowance for doubtful accounts	380,936	617,433
Inventories, net	789,564	862,251
Prepaid expenses and other assets	559,368	1,321,812

Total current assets	9,286,603	8,430,932
Non-current assets
Property, plant and equipment	307,605,269	308,443,306
Accumulated depreciation	(114,666,272)	(119,376,921)

Property, plant and equipment, net	192,938,997	189,066,385
Other assets	51,000	51,000
Deferred financing cost	2,820,165	2,078,017

Total assets	$205,096,765	$199,626,334

Liabilites and deficit
Current liabilities
Accounts payable	$2,122,703	$1,422,304
Accrued expenses	3,744,079	5,469,293
Accrued payroll and benefits	1,378,300	1,941,522
Accrued interest	11,200,000	22,386,667
Advance deposits	347,995	413,046
Current portion of long-term debt	203,931,091	202,924,922

Total current liabilities	222,724,168	234,557,754
Non-current liabilities
Long-term debt, net of current portion	990,786	395,634

Total liabilities	223,714,954	234,953,388

Deficit
Contributed capital	13,644,939	(5,389,062)
Accumulated deficit	(32,263,128)	(29,937,992)

Total deficit	(18,618,189)	(35,327,054)

Total liabilities and deficit	$205,096,765	$199,626,334

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Five months ended	Five months ended
	September 30, 2008	September 30, 2009
Revenues:
Gaming	$34,986,709	$35,069,897
Hotel	6,679,258	5,992,150
Food and beverage	6,573,494	6,050,638
Recreation and other	8,163,464	5,651,371

Gross revenue	56,402,925	52,764,056

Less-promotional allowances	418,598	339,630

Net revenue	55,984,327	52,424,426

Operating expenses
Gaming	12,101,024	10,832,233
Hotel expenses	2,305,626	1,556,422
Food and beverage	6,496,677	5,308,467
Recreation and other	5,935,466	4,224,312
Marketing	3,240,187	3,894,648
General and administrative	7,810,109	7,210,574
Depreciation and amoritzation	5,124,738	5,072,973
Insurance reimbursement (Note 11)	(1,100,000)	—
Storm costs (Note 11)	116,512	14,605
Loss (gain) on disposal of assets	46,118	—

Total operating expenses	42,076,457	38,114,234

Operating income	13,907,870	14,310,192

Other expense
Interest income	27,396	8,394
Interest expense	(10,910,950)	(12,070,420)
Other income	16,912	76,970

Total other expense	(10,866,642)	(11,985,056)

Net income	$3,041,228	$2,325,136

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Five months ended	Five months ended
	September 30, 2008	September 30, 2009
Cash flows from operating activities:
Net income	$3,041,228	$2,325,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,370,576	5,451,085
Gain on disposal of assets	(46,118)	—
Changes in assets and liabilities:
Accounts receivable	(163,698)	(236,497)
Tribal accounts receivable	(166,750)	—
Inventories	54,988	(72,687)
Prepaid expenses	(116,391)	(762,444)
Storm recovery receivable	(1,100,000)	—
Other long-term assets	4,160	—
Accounts payable	685,642	(700,399)
Accrued expenses, payroll and benefits	1,848,027	2,288,436
Accrued interest payable	(2,000,000)	11,186,667
Deposits and advanced payments	(89,354)	65,051

Net cash provided by operating activities	7,322,310	19,544,348

Cash flows from investing activities:
Purchase of property, plant and equipment	(998,876)	(836,323)

Net cash used in investing activities	(998,876)	(836,323)

Cash flows from financing activities:
Principal payments on long-term debt	(1,095,057)	(1,601,323)
Distributions to Mescalero Apache Tribe	(3,291,221)	(19,034,001)

Net cash used in financing activities	(4,386,278)	(20,635,324)

Net increase (decrease) in cash and cash equivalents	1,937,156	(1,927,299)
Cash and cash equivalents, beginning of period	14,975,093	7,556,735

Cash and cash equivalents, end of period	$16,912,249	$5,629,436

Supplemental cash flow information:
Cash paid for interest	$12,244,127	$141,605

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$354,624	$—

Property, plant and equipment acquired through reduction in storm recovery receivable	$1,100,000	$25,000

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Fiscal Year
On September 3, 2009, Board of Directors (the “Board”) of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year end, effective September 30, 2009. This change in fiscal year end makes the Company’s year-end coincide with the Mescalero Apache Tribe’s Fiscal Year End.
Therefore, this report for the transition period ended September 30, 2009 is for the five months ended September 30, 2009. This report contains five months statements of operations for the period ended September 30, 2009 and 2008; a consolidated statement of cash flows for the five months ended September 30, 2009 and 2008, and includes balance sheet information for April 30, 2009 and September 30, 2009.
Reporting Entity and Operations
The Inn of the Mountain Gods Resort and Casino and subsidiaries (“IMG Resort and Casino” or the “Company”), an unincorporated enterprise of the Mescalero Apache Tribe (the “Tribe”), was established April 30, 2003 by the Tribe and manages and owns all resort, hotel and gaming enterprises of the Tribe including the Inn of the Mountain Gods Resort and Casino (the “Resort”), a gaming, hotel and resort complex opened on March 15, 2005, and its wholly-owned subsidiaries, each of which is an unincorporated enterprise of the Tribe: Casino Apache (the “Casino Apache Enterprise”), which owned and operated the Tribe’s former casino, closed in February 2005; Casino Apache Travel Center (the “Travel Center”), which owns the Tribe’s second casino facility opened in May 2003 (the “Travel Center Casino”); Ski Apache, which owns the Tribe’s ski resort, Ski Apache Resort (“Ski Apache”); and Inn of the Mountain Gods (the “Inn”), which owned the Tribe’s former resort hotel, Inn of the Mountain Gods (the “Inn Hotel”). The Tribe is the sole owner of IMG Resort and Casino. IMG Resort and Casino is a separate legal entity from the Tribe and is managed by a separate management board.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the May 15, 2009, interest payment on its 12% senior Notes due 2010 (the “Notes”). This non-payment of interest constitutes an event of default under the Indenture governing the Notes. The Company is currently in discussions with certain of

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
its debtholders regarding these issues. As of September 30, 2009, the Company had negative working capital of approximately $226 million and a total deficit of approximately $34.5 million.
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
Deferred Financing and Refinancing Costs
Debt issuance costs incurred in connection with the issuance of the Resort Project financing were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.8 million as of April 30, 2009 and $3.1 million as of September 30, 2009, of which $954,453 was expensed in association with the refinancing transaction described above during the five months ended September 30, 2009.
Impairment of Long Lived Assets
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards FASB ASC 360-10, Property, Plant and Equipment, (prior authoritative literature: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“FASB ASC 360-10 (SFAS No. 144)”) which established the approach to be used in the determination of impairment.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Under the provisions of FASB ASC 360-10 (SFAS No. 144), a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
During the five months ended September 30, 2008, IMG Resort and Casino recorded a loss on disposal of assets of $46,118 related to storm damage. During the five months ended September 30, 2008, IMG Resort and Casino recorded other expenses of $116,512 related to storm damage. (See Note 11)
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value.
The fair value of IMG Resort and Casino’s senior Notes were approximately $28.0 million at September 30, 2009, versus $200.0 million recorded value, based on the most recent quoted market price. The Notes are not heavily traded, and price quotes ranged from $46.50 to $14.00 during the five months ended September 30, 2009.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Resort Project, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7). For the five months ended September 30, 2009 IMG distributed $8.0 million to the tribe as provided under the existing Indenture agreement. Additionally, IMG distributed $11.0 million to the tribe which is being held in a reserve account.
Revenues
In accordance with gaming industry practice, the Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as accrued expenses in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was approximately $271,060 and $150,000 at April 30, 2009 and September 30, 2009, respectively.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates are recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $419,000 and $341,000 for the five months ended September 30, 2008 and 2009, respectively.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point liability is included in accrued expenses and totaled $1,153,398 at April 30, 2009 and $884,821 at September 30, 2009.
Emerging Issues Task Force (“EITF”) FASB ASC 605-50, Revenue Recognition, Customer payments and Incentives (prior authoritative literature: FASB EIFT Issue No. 00-14, Accounting for Certain Sales Incentives (“FASB ASC 605-50 (FAS Issue No. 00-14)”), requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted FASB ASC 605-50 (FAS Issue No. 00-14) on April 30, 2001. IMG Resort and Casino’s accounting policy related to free or discounted food and beverage and other services already complies with FASB ASC 605-50 (FAS Issue No. 00-14), and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
The estimated cost of providing such promotional allowances, as they relate to operations, was included in casino expenses as follows:

	The five months ended September 30,
	2008	2009
Rooms	$20,385	$18,027
Food and beverage	282,409	285,060

	$302,794	$303,087

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the five months ended September 30, 2008 and 2009 were $3.7 million and $3.9 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to Tribal taxes as long as its enterprises are not subject to New Mexico State Gross Receipts Tax. IMG Resort and Casino operations, other than a portion of the operations at Ski Apache, are not subject to the New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. There is also a Tribal excise tax that equals the difference between a fixed rate of $200,000 per month and the total of the non-Ski Apache taxes collected, should the taxes collected be less than $200,000 per month. The related tax ordinances are unclear as to what happens when the amount collected from sales is greater than $200,000 per month. Additionally, the taxes collected are included in net revenue and tax payments are included in expenses as opposed to being recorded as a liability and subsequent release of the liability. The tax payment is made at the beginning of the month of the same month that the taxes are being collected. IMG Resort and Casino has recorded and paid the Tribe $1,000,000 for the five months ended September 30, 2008 and 2009. The amount of taxes collected from sales materially approximates the amount paid to the Tribe each month.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Classification of Departmental Costs
Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs employed in gaming departments, casino-based supply costs and other direct operating costs of the casinos (including costs in operating our player’s club). Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our head quarters, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy, facilities, utility costs and other indirect costs not included in the direct costs of our operating departments.
Income Taxes
As unincorporated enterprises of the Tribe, IMG Resort and Casino and its subsidiaries are exempt from federal and state income taxes.
New Accounting Pronouncements
FASB issued FASB ASC 820-10, Fair Value Measurements and Disclosures (prior authoritative literature: FASB SFAS No. 157 Fair Value Measurement, issued September 2006 (“FASB ASC 820-10 (SFAS 157”)). FASB ASC 825-10 (SFAS 157) provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FASB ASC 825-10 (FAS 157) was effective for the Company as of May 1, 2008 and the adoption of this standard did not have a material effect on IMG Resort and Casino’s financial statements.
The FASB issued FASB ASC 825-10, Financial Instruments (prior authoritative literature: FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, issued February 2007) (“FASB ASC 825-10 (SFAS No. 159)”). FASB ASC 825-10 (SFAS 159) provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. FASB ASC 825-10 (SFAS 159) is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt FASB ASC 825-10 (SFAS 159) as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within FASB ASC 825-10 (SFAS 159)’s scope at the date they initially adopt FASB ASC 825-10 (SFAS 159).

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt FASB ASC 825-10 (SFAS 159) early must also adopt all of FASB ASC 825-10’s (SFAS 157) requirements at the early adoption date. The adoption of this standard did not have a material effect on IMG Resort and Casino’s financial statements.
In April 2008, the FASB issued Staff Position FASB ASC 350, Intangible- Goodwill and Other, (Prior authoritative literature: FASB SFAS 142-3: Determination of the Useful Life of Intangible Assets, issued April 2008) (“FASB ASC 350 (FSP FAS 142-3)”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350 (SFAS No. 142), “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 (SFAS No. 142) and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The company adopted FASB ASC 350 (SFAS No. 142) at the beginning of fiscal year 2010. The adoption did not have a significant effect on the Company’s financial statements.
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No.107-1”). FASB ASC 825-10 (FSP No. 107-1) extends the disclosure requirements of FASB ASC 825-10 (SFAS No. 107), “Disclosures about Fair Value of Financial Instruments”, to interim period financial statements, in addition to the existing requirements for annual periods and reiterates FASB ASC 825-10’s (SFAS No. 107) requirement to disclose the methods and significant assumptions used to estimate fair value. FASB ASC 825-10 (FSP No.107-1) if effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did have material impact on the Company’s consolidated financial position or results of operations.
The FASB issued FASB FAS 855-10, Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 165, Subsequent Events, issued May 2009) (“FASB ASC 105-10 (SFAS No. 165)”). FASB 105-10 (SFAS No. 165) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB 105-10 (SFAS No. 165) is effective for interim and annual fiscal periods ending after June 15, 2009. The Company is required to adopt FASB 105-10 (SFAS No. 165) in the first five months of fiscal 2010 and does not expect that adoption of FASB 105-10 (SFAS No. 165) will have a material impact on its consolidated financial statements.
The FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 106-10-65 (SFAS No. 168)”), replaces SFAS No. 162, establishes the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non —SEC accounting and reporting standards. FASB ASC 106-10 (SFAS No. 168) is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10 (SFAS 168) did not have a material impact on our consolidated financial statements.

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
The allowance for doubtful accounts was $37,104 at April 30, 2009 and $44,538 at September 30, 2009.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	April 30, 2009	September 30, 2009
Food and beverage	$240,183	$237,361
Golf and pro shop	60,962	65,853
Gift shops, fuel and other	488,419	559,037

Inventories, net of reserves	$789,564	$862,251

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	April 30, 2009	September 30, 2009
Land	$1,000,473	$1,000,473
Buildings	212,103,949	210,005,387
Lifts and Snowmaking equipment	6,394,805	8,493,368
Non-gaming equipment, furniture and other	52,513,112	52,480,709
Gaming equipment	21,807,497	22,470,190
Leasehold and land improvements, lake and golf course	11,075,633	11,075,633

Subtotal	304,895,469	305,525,760
Less accumulated depreciation and amortization	(114,666,272)	(119,375,209)

Property, plant and equipment, net	190,229,197	186,150,551
Construction in progress	2,709,800	2,915,833

Net Property, plant and equipment	$192,938,997	$189,066,384

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Indenture governing the Notes (the “Indenture”) contains covenants that limit, among other things, IMG Resort and Casino and the guarantors’ ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities.
The Company did not make the scheduled $12.0 million interest payment on the Company’s Notes on May 15, 2009. Under the terms of the Indenture, the Company had a 30 day grace period with respect to the interest payment but did not make this payment. Failure to make the interest payment on or before June 15, 2009 constitutes an event of default under the Indenture. Upon the occurrence of an event of default, the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable.
Pursuant to the Indenture, we are obligated to pay interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%) or 13%, and to pay interest on overdue installments of interest payable on the Notes at the same rate. As of September 30, 2009 the interest accrued as a result was $1,186,667.
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
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of April 30, 2009 and September 30, 2009, $4.2 million and $2.5 million, respectively, remained outstanding on this facility.
Long-term debt at April 30, 2009 and September 30, 2009 is summarized as follows:

	April 30, 2009	September 30, 2009
Senior Notes, bearing interest at a fixed rates of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	673,505	560,554
Capital Equipment Loans with Key Equipment, Five (5) year term, 7.65% interest	4,248,372	2,519,922
Xerox (3) year term,	—	240,080

Total	204,921,877	203,320,556
Less current portion	(203,931,091)	(202,924,922)

Long-term portion	$990,786	$395,634

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The maturities of long-term debt as of September 30, 2009 are as follows:

2010	$202,924,922
2011	395,634
2012	—

$203,320,556

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
On June 1, 2004 the Tribe and the State of New Mexico (the “State”) entered into a Tribal-State Compact (the “Compact”) to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subject the Casino to various regulatory fees and revenues sharing payable to the State.
On June 22, 2004, the Department of the Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar month and an annual regulatory fee of $100,000 paid in quarterly installments of $25,000 on the first day of each calendar month. As of April 30, 2009 and September 30, 2009, the amount payable to the State was $392,817 and $1,546,113, respectively, for regulatory fees.
NOTE 7 — EMPLOYEE BENEFITS
In connection with the issuance of the original Notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement (see Note 10), which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, worker’s compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG Resort and Casino reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.
On May 1, 2009, the Tribe suspended the 4% matching contribution as a cost saving measure. The total amount of match made by IMG Resort and Casino was $378,442 for the five months ended September 30, 2008 and $0 for the five months ended September 30, 2009. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2008 and 2009 for an employee, who is under 50 years old, is $15,500, and for an employee who is over 50 years old, is $20,500.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the period ended September 30, 2009.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Tribe is self —insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs.
The total amounts reimbursed to the Tribe were approximately $1,414,947 and $1,370,315 for the five months ended September 30, 2008 and 2009, respectively.
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
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fees for the five months ended September 30, 2008 and September 30, 2009 were $70,000 and $24,712 respectively.
Employment Agreements
The Board for IMG has discontinued the practice of employment agreements for the Company.
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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $95,011 and $81,088 for the five months ended September 30, 2008 and 2009, respectively.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this health and dental insurance. IMG Resort and Casino paid the Tribe $1,414,947 and $1,370,315 for the five months ended September 30, 2008 and 2009, respectively.
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
For the five months ended September 30, 2009, IMG Resort and Casino has incurred approximately $0.01 million in costs associated with the storm recovery compared to $116,500 for the five months ended September 30, 2008.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On September 4, 2008, IMG Resort and Casino’s insurance carrier agreed to provide at least $1.1 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy, which is $100,000. Any further proceeds will be used to replace damaged equipment, building and land and will be capitalized to property and equipment.
The net book value of assets written off as a result of the flood was $46,118. For the five months ended September 30, 2008, IMG Resort and Casino incurred approximately $10,000 in costs associated with the storm recovery, which includes payroll, supplies and immediate repairs.
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

SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
(unaudited, in thousands)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Five months ended
September 30, 2008
Net Revenue	$20,956	$13,882	$2	$21,209	$(65)	$55,984
Operating Income (Loss)	16,099	11,072	(2)	6,371	(19,632)	13,908
Depreciation Expense	—	—	—	—	5,125	5,125
Interest Expense	—	—	—	—	(10,911)	(10,911)
Interest Income and Other	—	—	—	—	87	87
Five months ended
September 30, 2009
Net Revenue	$22,002	$12,983	$4	$17,913	$(478)	$52,424
Operating Income (Loss)	17,980	10,671	5	6,556	(20,902)	14,310
Depreciation Expense	—	—	—	—	5,073	5,073
Interest Expense	—	—	—	—	(12,070)	(12,070)
Interest Income and Other	—	—	—	—	68	68
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
The following consolidating information is presented as of September 30, 2009 and April 30, 2009 and for the five months ended September 30, 2009 and 2008.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of September 30, 2009
(unaudited)

		Wholly-owned
	IMGRC	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,972,250	$3,657,186	$—	$5,629,436
Restricted cash and cash equivalents	—	—	—	—
Accounts receivable	(12,305)	629,738	—	617,433
Tribal accounts receivale	—	—	—	—
Inventories	223,821	638,430	—	862,251
Prepaid expenses	1,321,812	—	—	1,321,812

Total current assets	3,505,578	4,925,354	—	8,430,932
Fixed assets	—	308,443,306	—	308,443,306
Depreciation	—	(119,376,921)	—	(119,376,921)

Net fixed assets	—	189,066,385	—	189,066,385
Non current assets
Other assets	51,000	—	—	51,000
Deferred financing costs	2,078,017	—	—	2,078,017
Advances to subsidiaries	26,423,434	14,345,107	(40,768,541)	—
Investment in subsidiaries	179,056,903	—	(179,056,903)	—

Total Assets	$211,114,932	$208,336,846	$(219,825,444)	$199,626,334

Accounts payable	$1,422,304	$—	$—	$1,422,304
Accrued expenses	3,586,384	1,882,909	—	5,469,293
Accrued payroll and benefits	1,941,522	—	—	1,941,522
Accrued interest	22,386,667	—	—	22,386,667
Advance deposits	—	413,046	—	413,046
Current portion of long-term debt	202,630,139	294,783	—	202,924,922

Total current liabilities	231,967,016	2,590,738	—	234,557,754
Non current liabilities:
Advances from subsidiaries	14,345,107	26,423,434	(40,768,541)	—

Long-term debt, net of current portion	129,863	265,771	—	395,634

Total liabilities	246,441,986	29,279,943	(40,768,541)	234,953,388

Contributed capital	(5,389,062)	(6,012,897)	6,012,897	(5,389,062)
Retained earnings (deficit)	(29,937,992)	185,069,800	(185,069,800)	(29,937,992)

Total equity (deficit)	(35,327,054)	179,056,903	(179,056,903)	(35,327,054)

Total liabilities and equity (deficit)	$211,114,932	$208,336,846	$(219,825,444)	$199,626,334

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Five Months Ended September 30, 2009
(Unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$35,069,897	$—	$35,069,897
Hotel	—	5,992,150	—	5,992,150
Food and beverage	—	6,050,638	—	6,050,638
Recreation and other	—	5,651,371	—	5,651,371

Gross revenue	—	52,764,056	—	52,764,056
Less -promotional allowances	34,915	304,715	—	339,630

Net revenue	(34,915)	52,459,341	—	52,424,426

Operating expenses
Gaming	—	10,832,233	—	10,832,233
Hotel	—	1,556,422	—	1,556,422
Food and beverage	—	5,308,467	—	5,308,467
Recreation and other	—	4,224,312	—	4,224,312
Marketing	—	3,894,648	—	3,894,648
General and administrative	—	7,210,574	—	7,210,574
Depreciation and amortization	—	5,072,973	—	5,072,973
Storm costs (Note 11)	—	14,605	—	14,605

Total operating expenses	—	38,114,234	—	38,114,234

Operating (loss) income	(34,915)	14,345,107	—	14,310,192

Other income (expense)
Interest income	8,394	—	—	8,394
Interest expense	(12,070,420)	—	—	(12,070,420)
Income from subsidiaries	14,345,107	—	(14,345,107)	—
Other income	76,970	—	—	76,970

Total other income (expense)	2,360,051	—	(14,345,107)	(11,985,056)

Net income	$2,325,136	$14,345,107	$(14,345,107)	$2,325,136

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Five Months ended September 30, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,325,136	$14,345,107	$(14,345,107)	$2,325,136
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	742,148	4,708,937	—	5,451,085
Changes in assets and liabilities:
Accounts receivable	125,500	(361,997)	—	(236,497)
Inventories	(39,055)	(33,632)	—	(72,687)
Prepaid expenses	(762,444)	—	—	(762,444)
Accounts payable	(700,399)	—	—	(700,399)
Accrued expenses, payroll and benefits	1,320,715	967,721	—	2,288,436
Accrued interest	11,186,667	—	—	11,186,667
Deposits and advance payments	—	65,051	—	65,051

Net cash provided by (used in) operating activities	14,198,268	19,691,187	(14,345,107)	19,544,348

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(836,323)	—	(836,323)
Investment in subsidiaries	(14,345,107)	—	14,345,107	—

Net cash provided by (used by) investing activities	(14,345,107)	(836,323)	14,345,107	(836,323)

Cash flows from financing activities:
Advances to (from) affiliates	18,121,247	(18,121,247)	—	—
Principal payments on debt	(1,488,370)	(112,953)	—	(1,601,323)
Distributions to Mescalero Apache Tribe	(19,034,001)	—	—	(19,034,001)

Net cash provided by (used in) financing activities	(2,401,124)	(18,234,200)	—	(20,635,324)

Net increase in cash and cash equivalents	(2,547,963)	620,664	—	(1,927,299)
Cash and cash equivalents, beginning of period	4,520,213	3,036,522	—	7,556,735

Cash and cash equivalents, end of period	$1,972,250	$3,657,186	$—	$5,629,436

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of April 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$4,520,213	$3,036,522	$—	$7,556,735
Accounts receivable	113,195	267,741	—	380,936
Inventories	184,766	604,798	—	789,564
Prepaid expenses	559,368	—	—	559,368

Total current assets	5,377,542	3,909,061	—	9,286,603
Fixed assets	—	307,605,269		307,605,269
Accumulated depreciation	—	(114,666,272)	—	(114,666,272)

Net fixed assets	—	192,938,997	—	192,938,997
Other assests	51,000	—		51,000
Deferred financing costs	2,820,165	—	—	2,820,165
Advances to subsidiaries	50,198,590	19,999,016	(70,197,606)	—
Investment in subsidiaries	164,711,796	—	(164,711,796)	—

Total Assets	$223,159,093	$216,847,074	$(234,909,402)	$205,096,765

Accounts payable	$2,122,703	$—	$—	$2,122,703
Accrued expenses	2,828,891	915,188	—	3,744,079
Accrued payroll and benefits	1,378,300	—	—	1,378,300
Accrued interest	11,200,000	—	—	11,200,000
Advance deposits	—	347,995	—	347,995
Current portion of long-term debt	203,655,133	275,958	—	203,931,091

Total current liabilities	221,185,027	1,539,141	—	222,724,168
Non-current liabilities
Advances from subsidiaries	19,999,016	50,198,590	(70,197,606)	—
Long-term debt, net of current portion	593,239	397,547	—	990,786

Total liabilities	241,777,282	52,135,278	(70,197,606)	223,714,954
Contributed Capital	13,644,939	(6,012,897)	6,012,897	13,644,939
Retained Earnings (accumulated deficit)	(32,263,128)	170,724,693	(170,724,693)	(32,263,128)

Total (deficit) equity	(18,618,189)	164,711,796	(164,711,796)	(18,618,189)

Total liabilities and equity (deficit)	$223,159,093	$216,847,074	$(234,909,402)	$205,096,765

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Five Months Ended September 30, 2008

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated

Revenues:
Gaming	$—	$34,986,709	$—	$34,986,709
Hotel	—	6,679,258	—	6,679,258
Food and beverage	—	6,573,494	—	6,573,494
Recreation and other	—	8,163,464	—	8,163,464

Gross revenue	—	56,402,925	—	56,402,925

Less -promotional allowances	48,663	369,935	—	418,598

Net revenue	(48,663)	56,032,990	—	55,984,327

Operating Expenses
Gaming	—	12,101,024	—	12,101,024
Hotel expenses	—	2,305,626	—	2,305,626
Food and beverage	—	6,496,677	—	6,496,677
Recreation and other	—	5,935,466	—	5,935,466
Marketing	—	3,240,187	—	3,240,187
General and administrative	—	7,810,109	—	7,810,109
Depreciation and amortization	—	5,124,738	—	5,124,738
Insurance reimbursement on storm loss	(1,100,000)	—	—	(1,100,000)
Storm costs	116,512	—	—	116,512
Loss on disposal of assets	—	46,118	—	46,118

Total operating expenses	(983,488)	43,059,945	—	42,076,457

Operating income (loss)	934,825	12,973,045	—	13,907,870

Other income (expense)
Interest income	27,396	—	—	27,396
Interest expense	(10,910,950)	—	—	(10,910,950)
Income from subsidiaries	12,973,045	—	(12,973,045)	—
Other income	16,912	—	—	16,912

Total other income (expense)	2,106,403	—	(12,973,045)	(10,866,642)

Net income	$3,041,228	$12,973,045	$(12,973,045)	$3,041,228

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Five Months ended September 30, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$3,041,228	$12,973,045	$(12,973,045)	$3,041,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	677,185	4,693,391	—	5,370,576
Loss on disposal of fixed assets	—	(46,118)	—	(46,118)
Changes in assets and liabilities:
Accounts receivable	(12,685)	(151,013)	—	(163,698)
Tribal accounts receivable	(166,750)	—	—	(166,750)
Inventories	(1,371)	56,359	—	54,988
Prepaid expenses	(289,741)	173,350	—	(116,391)
Storm recovery receivable	(1,100,000)	—	—	(1,100,000)
Other long term assets	43,110	(38,950)	—	4,160
Accounts payable	685,642	—	—	685,642
Accrued expenses, payroll and benefits	512,557	1,335,470	—	1,848,027
Accrued interest payable	(2,000,000)	—	—	(2,000,000)
Deposits and advance payments	—	(89,354)	—	(89,354)

Net cash provided by operating activities	1,389,175	18,906,180	(12,973,045)	7,322,310

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(998,876)	—	(998,876)
Investment in subsidiaries	(12,956,937)	—	12,956,937	—

Net cash used by investing activities	(12,956,937)	(998,876)	12,956,937	(998,876)

Cash flows from financing activities:
Advances to (from) affiliates	17,547,878	(17,547,878)	—	—
Principal payments on debt	(989,483)	(105,574)	—	(1,095,057)
Distributions to Mescalero Apache Tribe	(3,291,221)	—	—	(3,291,221)

Net cash provided by (used in) financing activities	13,267,174	(17,653,452)	—	(4,386,278)

Net increase (decrease) in cash and cash equivalents	1,699,412	253,852	(16,108)	1,937,156
Cash and cash equivalents, beginning of period	11,083,394	3,891,699	—	14,975,093

Cash and cash equivalents, end of period	$12,782,806	$4,145,551	$—	$16,912,249

FORWARD—LOOKING STATEMENTS
     This Form 10-QT includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding our expected financial condition, results of operations, business, strategies and financing plans under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-QT are forward-looking statements. In addition, in those and other portions of this Form 10-QT, the words “anticipate,” “expect,” “plan,” “intend,” “will,” “designed,” “estimate,” “adjust” and similar expressions, as they relate to us or our management, indicate forward-looking statements. These forward-looking statements may prove to be incorrect. Important factors that could cause actual results to differ materially from these forward-looking statements disclosed in this Form 10-QT include, without limitation, risks relating to the following: (a) our levels of leverage and ability to meet our debt service obligations; (b) our financial performance; (c) restrictive covenants in our debt instruments; (d) realizing the benefits of our business plan and business strategies; (e) changes in gaming laws or regulations, including potential legalization of gaming in certain jurisdictions; (f) the impact of competition in our markets; (g) our ability to attract increasing numbers of customers; and (h) general local, domestic and global economic conditions
     You are urged to consider these factors carefully in evaluating the forward-looking statements contained in this Form 10-QT. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. The forward-looking statements included in this Form 10-QT are made only as of the date of this Form 10-QT. We do not intend, and undertake no obligation, to update these forward-looking statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Reference in this Transition Report on Form 10-QT (this “Form 10-QT” or this “Report”) to (a) the “Tribe” refers to the Mescalero Apache Tribe, a federally recognized Indian tribe, (b) “IMG Resort and Casino” or” the Company” refers to Inn of the Mountain Gods Resort and Casino, a business enterprise of the Tribe, (c) “Resort” refers to the Inn of the Mountain Gods Resort and Casino, (d) “Casino Apache” refers to Casino Apache, a business enterprise of the Tribe, (e) the “Inn” refers to Inn of the Mountain Gods, a business enterprise of the Tribe, (f) the “Travel Center” refers to Casino Apache Travel Center, a business enterprise of the Tribe and (g) “Ski Apache” refers to Ski Apache, a business enterprise of the Tribe. Each of Casino Apache, the Inn, the Travel Center and Ski Apache is a wholly-owned subsidiary of IMG Resort and Casino. Reference in this Form 10-QT to “we,” “our,” and “us” refer to IMG Resort and Casino.
On September 3, 2009, the Board of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year ending September 30. This change in fiscal year makes the Company’s year-end coincide with the Tribe’s fiscal year end. This transition report covers the five month period from May 1, 2009 to September 30, 2009.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the May 15, 2009 interest payment on its 12% senior Notes due 2010. This non-payment of interest constitutes an event of default under the Indenture governing the senior Notes. As of April 30, 2009, the Company had negative working capital of approximately $214 million and a total deficit of approximately $18.6 million. As of September 30, 2009, the Company had negative working capital of $226 million and a total deficit of approximately $35.3 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We did not make the scheduled $12.0 million interest payment on our senior Notes due 2010 scheduled to be made on May 15, 2009. Our failure to make the interest payment on or before June 15, 2009 constitutes an event of default under the Indenture governing the senior Notes and the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable. Pursuant to the Indenture, we are obligated to pay interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%) or 13%, and to pay interest on overdue installments of interest payable on the Notes at the same rate. The Tribe has engaged financial advisors to assist the Company with the evaluation and implementation of financial and strategic alternatives. If our senior Notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business. We are currently in discussions with certain of our debtholders regarding these issues.
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
     If our expected operating performance or success in increasing operating efficiencies and reducing operating expenses does not meet management expectations, we may need to arrange for additional sources of funding in the form of borrowings under our Indenture or contributions from the Tribe, which sources of funding cannot be assured.
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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of September 30, 2009, we had 55,000-square feet of combined gaming space featuring 1,302 slot machines and 37 table games between our facilities at the Resort, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
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
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates and assumptions, are presented in the Notes to our consolidated financial statements included elsewhere in this Form 10-QT. Our management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. Actual results could differ from those estimates.
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
     Emerging Issues Task Force (“EITF”) FASB ASC 605-50, Revenue Recognition, Customer payments and Incentives (prior authoritative literature: FASB EIFT Issue No. 00-14 Emerging Issues Task Force Issue No. 00-14: Accounting for Certain Sales Incentives )(“FASB ASC 605-50 (FAS Issue No. 00-14)”),, requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. We adopted EITF 00-14 on April 30, 2001. Our accounting policy related to free or discounted food and beverage and other services already complies with EITF 00-14, and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, we, through our wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.

     Classification of Departmental Costs. Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs for casino-based supply costs, certain (including costs in operating our players’ clubs) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our five months, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments.
     Deferred Financing and Refinancing Costs. Debt issuance costs incurred in connection with the issuance of the Resort Project financing were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.8 million as of April 30, 2009 and $3.1 million as of September 30, 2009, of which $954,453 was expensed in association with the refinancing transaction described above during the five months ended September 30, 2009.
     Impairment of Long Lived Assets. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards FASB ASC 360-10-35, Property, Plant and Equipment, (prior authoritative literature SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), which established the approach to be used in the determination of impairment.
     Under the provisions of FASB ASC 360-10-35, Property, Plant and Equipment, (prior authoritative literature SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
Results of Operations
Five months Ended September 30, 2009 Compared to Five months Ended September 30, 2008.
Net Revenues. Net revenues decreased $3.6 million, or 6%, to $52.4 million for the five months ended September 30, 2009 from $56.0 million for the five months ended September 30, 2008 due to a decrease in certain areas of our business caused by a decline in the economy and leisure and business travel discretionary spending of our guests. Gaming net revenues increased $0.1 million from the comparable prior period; food and beverage revenues decreased $0.5 million, or 8%, from the comparable prior period; hotel revenues decreased $0.7 million from a year ago. Recreation and other revenue for the 2009 period decreased $2.5 million, or 30%, from September 30, 2008. Promotional allowances decreased $0.1 million, or 19%, for the five months ended September 30, 2009 compared to the five months ended September 30, 2008.
     Gaming. Net gaming revenues increased $0.1 million to $35.1 million for the five months ended September 30, 2009 from $35.0 million for the five months ended September 30, 2008. Slot revenues decreased to $32.0 million for the five months ended September 30, 2009 from $32.1 million for the five months ended September 30, 2008 a decrease of $0.1 million. Gross slot win per unit, per day was $161 for the five months ended September 30, 2009 compared to $142 for the five months ended September 30, 2008; the weighted average number of machines declined to 1,304 for the five months ended September 30, 2009 from 1,456 for the five months ended September 30, 2008. Table games revenue increased $0.2 million to $4.4 million for the five months ended September 30, 2009 from $4.2 million for the five months ended September 30, 2008. Daily Net Win per Table for the five months ended September 30, 2009 was $774 as compared to $653 for the same period a year ago, a 20% increase.
     Hotel. Hotel revenue for the five months ended September 30, 2009 decreased $0.7 million to $6.0 million from $6.7 million from the five months ended September 30, 2008. This decline is attributed to an increased discounting of hotel rates or marketing discounts of $558,546 and the decline in group/leisure sales. Occupancy rates averaged

87%, an increase of 1%, for the five months ended September 30, 2009, the average daily rate decreased to $173, for the five months ended September 30, 2009; as compared to $184 for the same period a year ago. Revenue per available room was $153 for the five months ended September 30, 2009, a 1% decrease.
     Food and Beverage. Food and beverage revenues decreased $0.5 million, or 8%, to $6.0 million for the five months ended September 30, 2009 from $6.7 million for the five months ended September 30, 2008 due to a decrease in covers and decline in group business sales.
     Recreation and Other. Recreation and other revenues decreased $2.5 million, or 30% to $5.7 million for the five months ended September 30, 2009 compared to $8.2 million for the five months ended September 30, 2008 due to a decrease in fuel sales price. Gas and diesel volume sale has increased however the retail price has declined significantly compared to last year. Due to the state of the economy, the recreational hunt packages were discounted $0.8 million from the prior year.
     Promotional Allowances. Promotional allowances were $0.3 million for the five months ended September 30, 2009 compared to $0.4 million for the five months ended September 30, 2008, a decrease of $0.1 million or 18%.
     Total Operating Expenses. Total operating expenses decreased $4.0 million to $38.1 million for the five months ended September 30, 2009 from $42.1 million for the five months ended September 30, 2008 due to decreases in various divisions throughout the organization.
     Gaming. Gaming expenses decreased $1.3 million, or 11%, for the five months ended September 30, 2009 to $10.8 million from $12.1 million for the five months ended September 30, 2008 due to a decrease in head count, wages, benefits, and supplies.
     Hotel. Hotel expenses decreased $0.7 million to $1.6 million for the five months ended September 30, 2009 from $2.3 million for the five months ended September 30, 2008, resulting from a decrease in salaries, wages, benefits and supplies expense. Hotel is running at a 74% profit for the five months ended September 30, 2009 up 8% from the comparable prior 2008 period.
     Food and Beverage. Food and beverage expenses decreased $1.2 million, or 18%, to $5.3 million for the five months ended September 30, 2009 from $6.5 million for the five months ended September 30, 2008 due to a decrease in salaries, wages, and benefits due to a decrease in head count. Supplies expense and an employee meal cost program also reduced expenses.
     Recreation and Other. Recreation and other costs decreased $1.7 million, or 29% to $4.2 million for the five months ended September 30, 2009 from $5.9 million for the five months ended September 30, 2008 due to a decrease in cost of goods sold in the areas of gas and diesel and merchandise.
     Marketing. Marketing costs increased $0.7 million to $3.9 million for the five months ended September 30, 2009 from $3.2 million for the five months ended September 30, 2008 due to an increase in direct marketing costs associated with gaming and hotel offers.
     General and Administrative. General and administrative expenses decreased $0.6 million, or 8%, to $7.2 million for the five months ended September 30, 2009 from $7.8 million for the five months ended September 30, 2008 due to a decrease in salaries, wages, benefits and outside services, offset by legal and consulting fees related to the bond restructuring.
     Depreciation. Depreciation remained flat at $5.1 million for the five months ended September 30, 2009 and 2008 due to fully depreciated equipment.
     Storm Costs. Storm costs were $14,600 for the five months ended September 30, 2009 and $116,500 for the five months ended September 30, 2008.

     Income from Operations. Income from operations increased $400,000, or 3%, to $14.3 million for the five months ended September 30, 2009 from $13.9 million for the five months ended September 30, 2008 due to a decrease operating expenses.
     Other Income (Expenses). Other non-operating expenses were $12.0 million for the five months ended September 30, 2009 and $10.9 million for the five months ended September 30, 2008. Other income (expenses) is comprised primarily of interest income and interest expense along with other expenses.
Liquidity and Capital Resources
     As of September 30, 2009 and April 30, 2009, we had cash and cash equivalents of $5.7 million and $7.6 million, respectively. Our principal source of liquidity for the five months ended September 30, 2009 was cash provided by operating activities of $19.6 million primarily due to not making the $12.0 million required interest payment as well as the increase in operating income before due to cost savings measurement and new marketing strategies to slow the growth of declining revenues
     Cash used in investing activities for the five months ended September 30, 2009 was $0.8 million which consisted of capital expenditures in the form of purchases gaming equipment as well as non gaming equipment.
     Cash used in financing activities for the five months ended September 30, 2009 was $20.6 million, which primarily consisted of $19.0 million in distributions to the Tribe and $1.6 million in principal payments on our capital equipment loan.
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
Description of Indebtedness
The Senior Notes
     On November 3, 2003, we issued $200.0 million senior Notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. As of September 30, 2009 accrued interest payable on the Senior Notes was $22.4 million.
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

General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of September 30, 2009, there is approximately $0.6 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed rate loan is fully amortizable over five years. Proceeds from the interest rate loan were used to fund furniture, fixtures and equipment for the Resort. As of September 30, 2009, approximately $2.7 million remains outstanding.
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
     On May 18, 2009, Standard and Poor’s Ratings Services lowered its issuer credit rating for IMG Resort and Casino to ‘D’ from ‘CCC’, as well as lowered the issue-level rating on IMG Resort and Casino’s $200 million 12% senior unsecured Notes due Nov. 15, 2010 to ‘D’ from ‘CCC’. The rationale behind the decrease in the ratings was due to IMG Resort and Casino not making its $12 million interest payment on its senior note scheduled for May 15, 2009, as described above.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the periods ended September 30, 2009 or 2008, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of September 30, 2009, we had no variable rate debt outstanding.
     As of September 30, 2009, we held no derivative instruments.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
See “Notes to Consolidated Financial Statements (unaudited) — Note 9 — Commitments and Contingencies — Legal Matters”
Item 1A. Risk Factors.
     There were no material changes during the five months ended September 30, 2009 to our risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5. Other Information.
On September 3, 2009, the Mescalero Apache Tribal Council (the “Council”) passed by unanimous resolution to increase membership of the management board to include all members of the Tribal council, the Chief Operating Officer, the Chief Financial Offier, and two outside directors, currently the two outside directors are Manual Lujan Jr and Miles Legderwood.

Chair	President Carleton Naiche-Palmer

Vice Chair	Vice President Jackie Blaylock

Secretary	Greg Mendez

Treasurer	Hazel Botella-Spottedbird

Member	Frederick Chino, Sr.

Member	Pamela Cordova

Member	Sandra Platero

Member	Oliver Enjady

Member	Silas Cochise, Sr.

Member	Randy Bell

Member	Manuel Lujan, Jr.

Member	Miles Ledgerwood

Member	Liz Foster-Anderson, COO

Member	Ben Martinez, CFO

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this five months report to be signed on its behalf by the undersigned, thereunto duly authorized.

INN OF THE MOUNTAIN GODS RESORT AND CASINO
Date: November 14, 2009	By	/s/ Liz Foster Anderson
		Name:	Liz Foster Anderson
		Its:	Chief Operating Officer (Principal Executive Officer)

Date: November 14, 2009	By	/s/ Ben Martinez
		Name:	Ben Martinez
		Its:	Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.