Form 10-Q
period 2009-12-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2010-02-16
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER FROM ___________ TO _________
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
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009
INDEX

Pages
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements:
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2009 (unaudited)	3
Consolidated Income Statements for the Three Month Periods Ended December 31, 2008 (unaudited) and 2009 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Month Periods Ended December 31, 2008 (unaudited) and 2009 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4T. Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities.	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 5. Other Information	34
Item 6. Exhibits	36
Signatures	37
EX-31.1
EX-32.1
EX-31.1
EX-31.2
EX-32.1

EX-10.1
EX-31.1
EX-31.2
EX-32.1

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30,	As of December 31,
	2009	2009
Current assets
Cash and cash equivalents	$5,629,436	$6,648,067
Accounts receivable, net of allowance for doubtful accounts	617,433	1,149,023
Inventories, net	862,251	903,590
Prepaid expenses and other assets	1,321,812	1,342,754

Total current assets	8,430,932	10,043,434
Non-current assets
Property, plant and equipment, net	189,066,385	187,394,995
Other assets	51,000	51,000
Deferred financing cost	2,078,017	1,632,727

Total assets	$199,626,334	$199,122,156

Liabilities and deficit
Current liabilities
Accounts payable	$1,422,304	$1,837,623
Accrued expenses	5,469,293	3,900,366
Accrued payroll and benefits	1,941,522	1,481,612
Accrued interest	22,386,667	29,621,603
Advance deposits	413,046	240,101
Current portion of long-term debt	202,924,922	201,995,343

Total current liabilities	234,557,754	239,076,648
Non-current liabilities
Long-term debt, net of current portion	395,634	338,445

Total liabilities	234,953,388	239,415,093

Deficit
Contributed capital	(5,389,062)	(7,389,062)
Accumulated deficit	(29,937,992)	(32,903,875)

Total deficit	(35,327,054)	(40,292,937)

Total liabilities and deficit	$199,626,334	$199,122,156

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three months ended	Three months ended
	December 31, 2008	December 31, 2009
Revenues:
Gaming	$16,546,046	$16,168,109
Hotel	2,600,075	2,175,376
Food and beverage	3,201,745	2,934,841
Recreation and other	4,002,634	4,398,312

Gross revenue	26,350,500	25,676,638

Less-promotional allowances	172,511	238,881

Net revenue	26,177,989	25,437,757

Operating expenses
Gaming	6,619,171	5,373,560
Hotel	1,131,983	781,436
Food and beverage	3,556,592	3,223,781
Recreation and other	2,627,022	2,548,161
Marketing	1,796,111	2,344,236
General and administrative	5,183,042	4,554,801
Depreciation and amortization	3,023,656	3,042,632
Insurance reimbursement (Note 11)	(3,677,047)	(1,185,023)
Storm costs (Note 11)	232,022	—
Gain on disposal of assets	(2,563)	—

Total operating expenses	20,489,989	20,683,584

Operating income	5,688,000	4,754,173

Other expense
Interest expense, net	(6,533,294)	(7,737,702)

Other income	303	17,646

Total other expense	(6,532,991)	(7,720,056)

Net loss	$(844,991)	$(2,965,883)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended	Three months ended
	December 31, 2008	December 31, 2009
Cash flows from operating activities:
Net loss	$(844,991)	$(2,965,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,083,484	3,488,950
Changes in assets and liabilities:
Accounts receivable	341,857	(531,590)
Tribal accounts receivable	143,910	—
Inventories	131,083	(41,339)
Prepaid expenses	160,905	(20,942)
Insurance reimbursement	(2,777,047)	—
Other long-term assets	(4,160)	—
Accounts payable	803,927	415,319
Accrued expenses, payroll and benefits	2,093,634	(2,028,837)
Accrued interest payable	(6,000,000)	7,234,936
Deposits and advanced payments	(126,331)	(172,945)

Net cash (used in) provided by operating activities	(2,993,729)	5,377,669

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,741,923)	(1,372,271)

Net cash used in investing activities	(5,741,923)	(1,372,271)

Cash flows from financing activities:
Principal payments on long-term debt	(909,988)	(986,767)
Distributions to Mescalero Apache Tribe	(2,001,000)	(2,000,000)

Net cash used in financing activities	(2,910,988)	(2,986,767)

Net (decrease) increase in cash and cash equivalents	(11,646,640)	1,018,631
Cash and cash equivalents, beginning of period	16,912,249	5,629,436

Cash and cash equivalents, end of period	$5,265,609	$6,648,067

Supplemental cash flow information:
Cash paid for interest	$12,138,528	$59,737

Non-cash investing and financing activities
Property, plant and equipment acquired through reduction in storm recovery receivable	$3,253,273	$1,185,023

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
This report contains unaudited three months consolidated statements of operations for the period ended December 30, 2009 and 2008; an unaudited consolidated statement of cash flows for the three months ended December 31, 2009 and 2008, and includes unaudited consolidated balance sheet information as of September 30, 2009 and December 31, 2009.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the May 15, 2009 and November 15, 2009, interest payments on its 12% senior Notes due 2010 (the “Notes”). This non-payment of interest constitutes an event of default under the Indenture governing the Notes.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company is currently in discussions with certain of its debtholders regarding these issues. As of December 31, 2009, the Company had negative working capital of approximately $229.0 million and a total deficit of approximately $40.3 million.
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
Reclassifications
Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current presentation.
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
Deferred Financing and Refinancing Costs
Debt issuance costs incurred in connection with the issuance of the Resort Project financing were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.1 million as of September 30, 2009 and $1.6 million as of December 31, 2009.
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
During the three months ended December 31, 2008, IMG Resort and Casino recorded a gain on disposal of assets of $2,563 related to storm damage. During the three months ended December 31, 2009, IMG Resort and Casino recorded other expenses of $0 related to storm damage. (See Note 11)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The fair value of IMG Resort and Casino’s senior Notes were approximately $84.0 million at December 31, 2009, versus $200.0 million recorded value, based on the most recent quoted market price. The Notes are not heavily traded, and price quotes ranged from $45.88 to $40.00 during the three months ended December 31, 2009.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the Resort Project, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7). For the three months ended December 31, 2009 IMG distributed $2.0 million to the Tribe which is being held in a reserve account. The accumulated reserve is $13.0 million as of December 31, 2009.
Revenues
In accordance with gaming industry practice, the Casino recognizes casino revenue as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. Such anticipated jackpot payments are reflected as accrued expenses in the accompanying consolidated balance sheets. The total accrual for jackpots and progressives was approximately $150,000 and $71,000 at September 30, 2009 and December 30, 2009, respectively.
Revenues from food and beverage, rooms, recreation and other are recognized at the time the related service or sale is completed. Revenues include the retail value of food and beverages and other items which are provided to customers on a reward basis.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The retail value of these player rebates is recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $172,511 and $238,881 for the three months ended December 31, 2008 and 2009, respectively. The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain promotion dollars, complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The player’s club point liability is included in accrued expenses and totaled $884,821 at September 30, 2009 and $805,545 at December 31, 2009.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Emerging Issues Task Force (“EITF”) FASB ASC 605-50, Revenue Recognition, Customer payments and Incentives (prior authoritative literature: FASB EITF Issue No. 00-14, Accounting for Certain Sales Incentives (“FASB ASC 605-50 (FAS Issue No. 00-14)”), requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. IMG Resort and Casino adopted FASB ASC 605-50 (FAS Issue No. 00-14) on April 30, 2001. IMG Resort and Casino’s accounting policy related to free or discounted food and beverage and other services already complies with FASB ASC 605-50 (FAS Issue No. 00-14), and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, IMG Resort and Casino, through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
The estimated cost of providing such promotional allowances, as they relate to operations, was included in casino expenses as follows:

	The three months ended December 31,
	2008	2009
Rooms	$18,558	$16,823
Food and beverage	143,651	208,148

	$162,209	$224,971

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended December 31, 2008 and 2009 were $1.8 million and $2.3 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to Mescalero Apache Tribal taxes which employs an alternative minimum tax system. Other than a portion of the operations at Ski Apache, IMGRC’s operations are not subject to New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. Under the tribe’s alternative minimum tax system, IMGRC is assessed the greater of a fixed rate of $200,000 or the amount collected from sales taxes on a per month basis. In prior periods the taxes collected were included in net revenue and tax payments included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Currently, taxes are being collected and recorded as a liability on IMGRC’s balance sheet and are no longer included in net revenue. Excess tax amounts due under the alternative minimum tax system are expensed in the month they are due. The tax payment is made at the beginning of the month in which the taxes are being collected. For the three months ended December 31, 2009, IMGRC collected $444,986 in taxes, paid the $600,000 alternative minimum tax due, and recorded $155,014 in alternative minimum tax expense.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following chart highlights IMGRC’s tribal tax activity for the three months ended December 31, 2009.

Three Months Ended
December 31, 2009
Alternative minimum tax due	$600,000
Total taxes collected	(444,986)

Alternative minimum tax expensed	$155,014

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
The FASB issued FASB FAS 855-10, Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 165, Subsequent Events, issued May 2009) (“FASB ASC 105-10 (SFAS No. 165)”). FASB 105-10 (SFAS No. 165) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB 105-10 (SFAS No. 165) is effective for interim and annual fiscal periods ending after June 15, 2009. The Company is required to adopt FASB 105-10 (SFAS No. 165) in the first three months of fiscal 2010 and does not expect that adoption of FASB 105-10 (SFAS No. 165) will have a material impact on its consolidated financial statements.
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
The allowance for doubtful accounts was $44,538 at September 30, 2009 and $96,982 at December 31, 2009.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	September 30, 2009	December 31, 2009
Food and beverage	$237,361	$244,026
Golf and pro shop	65,853	50,654
Gift shops, fuel and other	559,037	608,910

Inventories, net of reserves	$862,251	$903,590

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	September 30, 2009	December 31, 2009
Land	$1,000,473	$1,000,473
Buildings	210,005,387	216,396,686
Lifts and Snowmaking equipment	8,493,368	5,686,867
Non-gaming equipment, furniture and other	52,480,709	52,580,605
Gaming equipment	22,470,190	22,550,738
Leasehold and land improvements, lake and golf course	11,075,633	11,075,633

Subtotal	305,525,760	309,291,002
Less accumulated depreciation and amortization	(119,375,209)	(122,419,554)

Property, plant and equipment, net	186,150,551	186,871,448
Construction in progress	2,915,834	523,547

Net Property, plant and equipment	$189,066,385	$187,394,995

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
The Company did not make the scheduled $12.0 million interest payments on the Company’s Notes on May 15, 2009 and November 15, 2009. Under the terms of the Indenture, the Company had a 30 day grace period with respect to each interest payment but did not make these payments. Failure to make the interest payments on or before June 15, 2009 and December 15, 2009 constituted separate events of default under the Indenture. Upon the occurrence of an event of default, the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable.

THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Pursuant to the Indenture, we are obligated to pay penalty interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. As of December 31, 2009 the interest accrued as a result was $1,335,000.
The Tribe has engaged a financial advisor, and is in discussions with bondholders related to restructuring the Notes. If the Notes are declared immediately due and payable, it would constitute a default under the terms of the Company’s furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable. Due to the events of default, the Notes have been classified as current in the accompanying consolidated balance sheet.
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of September 30, 2009 and December 31, 2009, $2.5 million and $1.6 million, respectively, remained outstanding on this facility.
Long-term debt at September 30, 2009 and December 31, 2009 is summarized as follows:

	September 30, 2009	December 31, 2009
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs, unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	560,554	490,628
Capital Equipment Loans with Key Equipment, Five (5) year term, 7.65% interest	2,519,922	1,631,995
Xerox (3) year term,	240,080	211,165

Total	203,320,556	202,333,788
Less current portion	(202,924,922)	(201,995,343)

Long-term portion	$395,634	$338,445

The maturities of long-term debt as of December 31, 2009 are as follows:

2010	$201,995,343
2011	338,445

$202,333,788

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On June 22, 2004, the Department of the Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar month and an annual regulatory fee of $100,000 paid in quarterly installments of $25,000 on the first day of each calendar month. As of September 30, 2009 and December 31, 2009, the amount payable to the State was $1,546,113 and $1,162,156, respectively, for regulatory fees.
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
On May 1, 2009, the Tribe suspended the 4% matching contribution as a cost saving measure. The total amount of match made by IMG Resort and Casino was $214,300 for the three months ended December 31, 2008 and $0 for the three months ended December 31, 2009. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2008 and 2009 for an employee, who is under 50 years old, is $15,500, and for an employee who is over 50 years old, is $20,500.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the period ended December 31, 2009.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $864,230 and $694,197 for the three months ended December 31, 2008 and 2009, respectively.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fees for the three months ended December 31, 2008 and December 30, 2009 were $29,317 and $14,191 respectively.
Employment Agreements
The Board for IMG has discontinued the practice of employment agreements for the Company.
Consulting Agreement and Management Agreement
On January 6, 2010, Inn of the Mountain Gods Resort and Casino (the “Registrant”), a tribal enterprise wholly-owned by the Mescalero Apache Tribe (the “Tribe”), a federally-recognized Indian tribe, along with the Registrant’s tribally-chartered subsidiaries, Casino Apache Travel Center and Ski Apache (collectively, the “Tribal Parties”), entered into a management agreement (the “Management Agreement”) with WG-IMG, LLC (the “Manager”), a Nevada limited liability company. The majority owner of the Manager, William W. Warner, and the Tribe each signed a joinder to the Management Agreement. The Management Agreement became effective following approval by the National Indian Gaming Commission (“NIGC”) in a letter dated January 19, 2010.
The Management Agreement grants the Manager the exclusive right and obligation to manage, operate and maintain the casino and other businesses of the Registrant and its subsidiaries and to train the Tribe in the operation and maintenance thereof during the term of the Management Agreement. The Manager has a duty to physically maintain the facilities, operate the facilities consistent with “4-star/4-diamond” hospitality standards, pay bills and expenses, advertise and provide security. The Manager may enter into contracts on behalf of the Registrant or its subsidiaries provided that it receives approval in advance for contracts with a value, or potential exposure, in excess of $50,000 from the management board of the Registrant, as selected by the Tribe (the “Management Board”). The Manager is entitled to receive a management fee for its services under the Management Agreement. This management fee is calculated based on the EBITDA of the businesses of the Registrant, but shall be no less than $60,000 per month.
The term of the Management Agreement is five years from the date the NIGC approved the Management Agreement. The Tribal Parties may terminate the Management Agreement if, among other things, the Manager breaches the Management Agreement, including a change of ownership of the Manager. After two years, the Registrant may terminate the Management Agreement by paying the Manager an amount equal to the discounted value of the future fees the Manager was entitled to receive under the Management Agreement. The Manager may terminate the Management Agreement if, among other things, a Tribal Party fails to pay any amount due to the Manager, if a Tribal Party breaches the Management Agreement, or if the Manager does not receive its minimal monthly fee for three consecutive months. The Manager also has the right to terminate the Management Agreement within 60 days of a legally required suspension of gaming operations.
The foregoing description of the Management Agreement is not complete and is subject to and qualified in its entirety by reference to the Management Agreement, a copy of which is attached as Exhibit 33.1 and is incorporated herein by reference.

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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $32,191 and $49,992 for the three months ended December 31, 2008 and 2009, respectively.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this health and dental insurance. IMG Resort and Casino paid the Tribe $864,230 and $694,197 for the three months ended December 31, 2008 and 2009, respectively.
NOTE 11—INSURANCE RECOVERIES
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
For the three months ended December 31, 2009, IMG Resort and Casino has incurred approximately $0 in costs associated with the storm recovery compared to $232,022 for the three months ended December 31, 2008, which includes payroll, supplies and immediate repairs.

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
During the quarter ended December 31, 2009 IMG Resort and Casino received $1,185,023 in insurance reimbursement for the damage that occurred at Ski Apache, which was dispensed to a third party for expenses related to the damage.
NOTE 12 — OPERATING SEGMENTS
The IMG Resort and Casino has four operating segments and a consolidating segment: Gaming at the IMG, Gaming at the Travel Center, Ski, and all other non-gaming. The Gaming segments include the activities of the two casinos. The Ski segment includes Ski lifts and Ski school at Ski Apache. The Non-Gaming segment includes the hotel, hunts, golf, food and beverage, banquets, conferences, retail shops, convenience store and truck stop fuel sales. As a result of realigning its operations, the resulting reporting of the segments has changed. Due to the change in fiscal year, the Company has restated prior year’s segment information to be consistent with the current reporting and operating structure in place today. Assets and liabilities have been consolidated under the non-segment group, and as a result, depreciation and interest expenses are not broken out separately by segment, which is consistent with the internal decision makers’ information requirements.
These operating segments represent distinct business activities, which are managed separately from a profit and loss perspective, but jointly from a balance sheet perspective.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
(unaudited, in thousands)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Three months ended December 31, 2008
Net Revenue	$9,829	$6,705	$397	$7,638	$1,609	$26,178
Operating Income (Loss)	6,756	5,168	65	961	(7,262)	5,688
Depreciation Expense	—	—	—	—	3,024	3,024
Interest Expense	—	—	—	—	(6,533)	(6,533)
Interest Income and Other	—	—	—	—	8	8
Three months ended December 31, 2009
Net Revenue	$9,865	$6,240	$397	$6,927	$2,009	$25,438
Operating Income (Loss)	7,691	5,062	36	1,126	(9,161)	4,754
Depreciation Expense	—	—	—	—	3,043	3,043
Interest Expense	—	—	—	—	(7,738)	(7,738)
Interest Income and Other	—	—	—	—	18	18
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
Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for IMG Resort and Casino and the wholly owned Guarantors of the Notes. This consolidating financial information has been prepared from the books and records maintained by IMG Resort and Casino and the wholly-owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the wholly-owned Guarantors operated as independent entities. The separate financial statements of the wholly-owned Guarantors are not presented because management has determined they would not be material to investors. The following consolidating information is presented as of September 30, 2009 and December 31, 2009 and for the three months ended December 31, 2008 and 2009.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of December 31, 2009
(unaudited)

		Wholly-owned
	IMGRC	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,890,254	$4,757,813	$—	$6,648,067

Accounts receivable	705,349	443,674	—	1,149,023

Inventories	222,724	680,866	—	903,590
Prepaid expenses	1,342,754	—	—	1,342,754

Total current assets	4,161,081	5,882,353	—	10,043,434
Property, plant and equipment, net	—	187,394,995	—	187,394,995
Other assets	51,000	—	—	51,000
Deferred financing costs	1,632,727	—	—	1,632,727
Advances to subsidiaries	11,869,171	3,588,793	(15,457,964)	—
Investment in subsidiaries	182,645,696	—	(182,645,696)	—

Total Assets	$200,359,675	$196,866,141	$(198,103,660)	$199,122,156

Accounts payable	$1,837,623	$—	$—	$1,837,623
Accrued expenses	2,279,821	1,620,545	—	3,900,366
Accrued payroll and benefits	1,481,612	—	—	1,481,612
Accrued interest	29,621,603	—	—	29,621,603
Advance deposits	—	240,101	—	240,101
Current portion of long-term debt	201,753,752	241,591	—	201,995,343

Total current liabilities	236,974,411	2,102,237	—	239,076,648
Non current liabilities:
Advances from subsidiaries	3,588,793	11,869,171	(15,457,964)	—

Long-term debt, net of current portion	89,408	249,037	—	338,445

Total liabilities	240,652,612	14,220,445	(15,457,964)	239,415,093

Contributed capital	(7,389,062)	(6,012,897)	6,012,897	(7,389,062)
Retained earnings (deficit)	(32,903,875)	188,658,593	(188,658,593)	(32,903,875)

Total equity (deficit)	(40,292,937)	182,645,696	(182,645,696)	(40,292,937)

Total liabilities and equity (deficit)	$200,359,675	$196,866,141	$(198,103,660)	$199,122,156

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$16,168,109	$—	$16,168,109
Hotel	—	2,175,376	—	2,175,376
Food and beverage	—	2,934,841	—	2,934,841
Recreation and other	—	4,398,312	—	4,398,312

Gross revenue	—	25,676,638	—	25,676,638
Less-promotional allowances	19,643	219,238	—	238,881

Net revenue	(19,643)	25,457,400	—	25,437,757

Operating expenses
Gaming	—	5,373,560	—	5,373,560
Hotel	—	781,436	—	781,436
Food and beverage	—	3,223,781	—	3,223,781
Recreation and other	—	2,548,161	—	2,548,161
Marketing	—	2,344,236	—	2,344,236
General and administrative	—	4,554,801	—	4,554,801
Depreciation and amortization	—	3,042,632	—	3,042,632
Insurance reimbursement (Note 11)	(1,185,023)	—	—	(1,185,023)

Total operating expenses	(1,185,023)	21,868,607	—	20,683,584

Operating income	1,165,380	3,588,793	—	4,754,173

Other income (expense)

Interest expense	(7,737,702)	—	—	(7,737,702)
Income from subsidiaries	3,588,793	—	(3,588,793)	—
Other income	17,646	—	—	17,646

Total other expense	(4,131,263)	—	(3,588,793)	(7,720,056)

Net income (loss)	$(2,965,883)	$3,588,793	$(3,588,793)	$(2,965,883)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 31, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,965,883)	$3,588,793	$(3,588,793)	$(2,965,883)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	445,290	3,043,660	—	3,488,950
Changes in assets and liabilities:
Accounts receivable	(717,654)	186,064	—	(531,590)
Inventories	1,097	(42,436)	—	(41,339)
Prepaid expenses	(20,942)	—	—	(20,942)
Accounts payable	415,319	—	—	415,319
Accrued expenses, payroll and benefits	(1,766,473)	(262,364)	—	(2,028,837)
Accrued interest	7,234,936	—	—	7,234,936
Deposits and advance payments	—	(172,945)	—	(172,945)

Net cash provided by (used in) operating activities	2,625,690	6,340,772	(3,588,793)	5,377,669

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(1,372,271)	—	(1,372,271)
Investment in subsidiaries	(3,588,793)	—	3,588,793	—

Net cash provided by (used by) investing activities	(3,588,793)	(1,372,271)	3,588,793	(1,372,271)

Cash flows from financing activities:
Advances to (from) affiliates	3,797,949	(3,797,949)	—	—
Principal payments on debt	(916,842)	(69,925)	—	(986,767)
Distributions to Mescalero Apache Tribe	(2,000,000)	—	—	(2,000,000)

Net cash provided by (used in) financing activities	881,107	(3,867,874)	—	(2,986,767)

Net increase in cash and cash equivalents	(81,996)	1,100,627	—	1,018,631
Cash and cash equivalents, beginning of period	1,972,250	3,657,186	—	5,629,436

Cash and cash equivalents, end of period	$1,890,254	$4,757,813	$—	$6,648,067

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of September 30, 2009
(unaudited)

		Wholly-owned
	IMGRC	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,972,250	$3,657,186	$—	$5,629,436
Accounts receivable	(12,305)	629,738	—	617,433
Inventories	223,821	638,430	—	862,251
Prepaid expenses	1,321,812	—	—	1,321,812

Total current assets	3,505,578	4,925,354	—	8,430,932
Property, plant and equipment, net	—	189,066,385	—	189,066,385
Other assets	51,000	—	—	51,000
Deferred financing costs	2,078,017	—	—	2,078,017
Advances to subsidiaries	26,423,434	14,345,107	(40,768,541)	—
Investment in subsidiaries	179,056,903	—	(179,056,903)	—

Total Assets	$211,114,932	$208,336,846	$(219,825,444)	$199,626,334

Accounts payable	$1,422,304	$—	$—	$1,422,304
Accrued expenses	3,586,384	1,882,909	—	5,469,293
Accrued payroll and benefits	1,941,522	—	—	1,941,522
Accrued interest	22,386,667	—	—	22,386,667
Advance deposits	—	413,046	—	413,046
Current portion of long-term debt	202,630,139	294,783	—	202,924,922

Total current liabilities	231,967,016	2,590,738	—	234,557,754
Non current liabilities:
Advances from subsidiaries	14,345,107	26,423,434	(40,768,541)	—
Long-term debt, net of current portion	129,863	265,771	—	395,634

Total liabilities	246,441,986	29,279,943	(40,768,541)	234,953,388

Contributed capital	(5,389,062)	(6,012,897)	6,012,897	(5,389,062)
Retained earnings (deficit)	(29,937,992)	185,069,800	(185,069,800)	(29,937,992)

Total equity (deficit)	(35,327,054)	179,056,903	(179,056,903)	(35,327,054)

Total liabilities and equity (deficit)	$211,114,932	$208,336,846	$(219,825,444)	$199,626,334

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated

Revenues:
Gaming	$—	$16,546,046	$—	$16,546,046
Hotel	—	2,600,075	—	2,600,075
Food and beverage	—	3,201,745	—	3,201,745
Recreation and other	—	4,002,634	—	4,002,634

Gross revenue	—	26,350,500	—	26,350,500

Less-promotional allowances	12,543	159,968	—	172,511

Net revenue	(12,543)	26,190,532	—	26,177,989

Operating Expenses
Gaming	—	6,619,171	—	6,619,171
Hotel	—	1,131,983	—	1,131,983
Food and beverage	—	3,556,592	—	3,556,592
Recreation and other	—	2,627,022	—	2,627,022
Marketing	—	1,796,111	—	1,796,111
General and administrative	900,056	4,282,986	—	5,183,042
Depreciation and amortization	—	3,023,656	—	3,023,656
Insurance reimbursement on storm loss (Note 11)	—	(3,677,047)	—	(3,677,047)
Storm costs (Note 11)	—	232,022	—	232,022
Loss on disposal of assets	—	(2,563)	—	(2,563)

Total operating expenses	900,056	19,589,933	—	20,489,989

Operating income (loss)	(912,599)	6,600,599	—	5,688,000

Other income (expense)

Interest expense, net	(6,533,294)	—	—	(6,533,294)
Income from subsidiaries	6,600,599	—	(6,600,599)	—
Other income	303	—	—	303

Total other income (expense)	67,608	—	(6,600,599)	(6,532,991)

Net income (loss)	$(844,991)	$6,600,599	$(6,600,599)	$(844,991)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended December 31, 2008
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(844,991)	$6,600,599	$(6,600,599)	$(844,991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	406,311	2,677,173	—	3,083,484
Changes in assets and liabilities:
Accounts receivable	2,567	339,290	—	341,857
Tribal accounts receivable	143,910	—	—	143,910
Inventories	3,928	127,155	—	131,083
Prepaid expenses	160,905	—	—	160,905
Insurance reimbursement	(2,777,047)	—	—	(2,777,047)
Other long term assets	(43,110)	38,950	—	(4,160)
Accounts payable	803,927	—	—	803,927
Accrued expenses, payroll and benefits	2,537,988	(444,354)	—	2,093,634
Accrued interest payable	(6,000,000)	—	—	(6,000,000)
Deposits and advance payments	—	(126,331)	—	(126,331)

Net cash provided by (used in) operating activities	(5,605,612)	9,212,482	(6,600,599)	(2,993,729)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(5,741,923)	—	(5,741,923)
Investment in subsidiaries	(6,600,599)	—	6,600,599	—

Net cash used by investing activities	(6,600,599)	(5,741,923)	6,600,599	(5,741,923)

Cash flows from financing activities:
Advances to (from) affiliates	12,218,320	(12,218,320)	—	—
Principal payments on debt	(9,577,136)	8,667,148	—	(909,988)
Distributions to Mescalero Apache Tribe	(2,001,000)	—	—	(2,001,000)

Net cash provided by (used in) financing activities	640,184	(3,551,171)	—	(2,910,988)

Net increase (decrease) in cash and cash equivalents	(11,566,027)	(80,612)	—	(11,646,640)
Cash and cash equivalents, beginning of period	12,782,806	4,129,443	—	16,912,249

Cash and cash equivalents, end of period	$1,216,779	$4,048,831	$—	$5,265,609

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
On September 3, 2009, the Board of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year ending September 30. This change in fiscal year makes the Company’s year-end coincide with the Tribe’s fiscal year end. This quarterly report covers the three month period ended December 31, 2009.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the May 15, 2009 and November 15, 2009 interest payments on its 12% senior Notes due 2010. These non-payments of interest constituted events of default under the Indenture governing the senior Notes. As of September 30, 2009, the Company had negative working capital of $226 million and a total deficit of approximately $35.3 million. As of December 31, 2009, the Company had negative working capital of approximately $229.0 million and a total deficit of approximately $40.3 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We did not make the scheduled $12.0 million interest payments on our senior Notes due 2010 scheduled to be made on May 15, 2009 and November 15, 2009. Our failure to make the interest payments on or before June 15, 2009 and December 15, 2009 constituted separate events of default under the Indenture governing the senior Notes and the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable. Pursuant to the Indenture, we are obligated to pay interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. The Tribe has engaged financial advisors, and is in discussions with bondholders related to restructuring the Notes. If the Notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business.
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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988, or IGRA, our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of December 31, 2009, we had 55,000-square feet of combined gaming space featuring 1,280 slot machines and 37 table games between our facilities at the Resort, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
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
     Classification of Departmental Costs. Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs for casino-based supply costs, certain (including costs in operating our players’

clubs) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our three months, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments.
     Deferred Financing and Refinancing Costs. Debt issuance costs incurred in connection with the issuance of the Resort Project financing were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.1 million as of September 30, 2009 and $1.6 million as of December 31, 2009.
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
Results of Operations
Three months Ended December 31, 2009 Compared to Three months Ended December 31, 2008.
     Net Revenues. Net revenues decreased $0.8 million, or 2%, to $25.4 million for the three months ended December 31, 2009 from $26.2 million for the three months ended December 31, 2008 due to a decrease in certain areas of our business caused by a decline in the economy and leisure and business travel discretionary spending of our guests. Gaming net revenues decreased $0.4 million from the comparable prior period; food and beverage revenues decreased $0.3 million, or 9%, from the comparable prior period; hotel revenues decreased $0.4 million from a year ago. Recreation and other revenue for the 2009 period increased $0.4 million, or 10%, from December 31, 2008. Promotional allowances remained flat at $0.2 million for the three months ended December 31, 2008 and 2009.
     Gaming. Net gaming revenues decreased $0.3 million to $16.2 million for the three months ended December 31, 2009 from $16.5 million for the three months ended December 31, 2008. Slot revenues decreased to $15.0 million for the three months ended December 31, 2009 from $15.1 million for the three months ended December 31, 2008 a decrease of $0.1 million. Gross slot win per unit, per day was $127 for the three months ended December 31, 2009 compared to $114 for the three months ended December 31, 2008; the weighted average number of machines declined to 1,280 for the three months ended December 31, 2009 from 1,438 for the three months ended December 31, 2008. Table games revenue decreased $0.3 million to $1.7 million for the three months ended December 31, 2009 from $2.0 million for the three months ended December 31, 2008. Daily Net Win per Table for the three months ended December 31, 2009 was $483 as compared to $528 for the same period a year ago, a 9% decrease.
     Hotel. Hotel revenue for the three months ended December 31, 2009 decreased $0.4 million to $2.2 million from $2.6 million from the three months ended December 31, 2008. Occupancy rates averaged 69%, an increase of 15%, for the three months ended December 31, 2009, the average daily rate decreased to $150, for the three months ended December 31, 2009; as compared to $173 for the same period a year ago. Revenue per available room remained flat at $103 for the three months ended December 31, 2008 and 2009.

     Food and Beverage. Food and beverage revenues decreased $0.3 million, or 9%, to $2.9 million for the three months ended December 31, 2009 from $3.2 million for the three months ended December 31, 2008 due to a decrease in covers and decline in group business sales.
     Recreation and Other. Recreation and other revenues increased $0.4 million, or 10% to $4.4 million for the three months ended December 31, 2009 compared to $4.0 million for the three months ended December 31, 2008 due to an increase in ski revenue associated with new snow making equipment and an increase in natural snowfall for the 2009-2010 ski season.
     Promotional Allowances. Promotional allowances were $0.2 million for the three months ended December 31, 2009 compared to $0.2 million for the three months ended December 31, 2008.
     Total Operating Expenses. Total operating expenses increased $0.2 million to $20.7 million for the three months ended December 31, 2009 from $20.5 million for the three months ended December 31, 2008 due to decreases in various divisions throughout the organization, as well as credit to expense associated with the fire damage experienced at Ski Apache.
     Gaming. Gaming expenses decreased $1.2 million, or 19%, for the three months ended December 31, 2009 to $5.4 million from $6.6 million for the three months ended December 31, 2008 due to a decrease in head count, wages, benefits, supplies and regulatory fees associated with a decrease in gaming revenue.
     Hotel. Hotel expenses decreased $0.3 million to $0.8 million for the three months ended December 31, 2009 from $1.1 million for the three months ended December 31, 2008, resulting from a decrease in salaries, wages, benefits and supplies expense. Hotel is running at a 64% profit for the three months ended December 31, 2009 up 8% from the comparable prior 2008 period.
     Food and Beverage. Food and beverage expenses decreased $0.4 million, or 11%, to $3.2 million for the three months ended December 31, 2009 from $3.6 million for the three months ended December 31, 2008 due to a decrease in head count resulting in a reduction of salaries, wages and benefits, as well as an employee meal cost program.
     Recreation and Other. Recreation and other costs decreased $0.1 million, or 4% to $2.5 million for the three months ended December 31, 2009 from $2.6 million for the three months ended December 31, 2008 due to a decrease in cost of goods sold in the areas of gas and diesel and merchandise.
     Marketing. Marketing costs increased $0.5 million to $2.3 million for the three months ended December 31, 2009 from $1.8 million for the three months ended December 31, 2008 due to an increase in direct marketing costs associated with gaming and hotel offers. Marketing programs were discontinued in the first quarter of 2008 as a cost saving measure and were reinstated in March 2009.
     General and Administrative. General and administrative expenses decreased $0.6 million, or 12%, to $4.6 million for the three months ended December 31, 2009 from $5.2 million for the three months ended December 31, 2008 due to a decrease in salaries, wages, benefits and outside services, offset by legal and consulting fees related to the bond restructuring.
     Depreciation. Depreciation remained flat at $3.0 million for the three months ended December 31, 2009 and 2008 due to fully depreciated equipment.
     Storm Costs. Storm costs were $0 for the three months ended December 31, 2009 and $232,022 for the three months ended December 31, 2008.
     Income from Operations. Income from operations decreased $0.9 million, or 16%, to $4.8 million for the three months ended December 31, 2009 from $5.7 million for the three months ended December 31, 2008 due to an insurance recovery of $3.6 million in 2008.

     Other Income (Expenses). Other non-operating expenses were $7.7 million for the three months ended December 31, 2009 and $6.5 million for the three months ended December 31, 2008. Other income (expenses) is comprised primarily of interest income and interest expense along with other expenses.
Liquidity and Capital Resources
     As of September 30, 2009 and December 31, 2009, we had cash and cash equivalents of $5.6 million and $6.6 million, respectively. Our principal source of liquidity for the three months ended December 31, 2009 was cash provided by operating activities of $5.3 million primarily due to not making the November 15, 2009 $12.0 million required interest payment as well as the increase in operating income due to cost savings measurement and new marketing strategies to slow the growth of declining revenues.
     Cash used in investing activities for the three months ended December 31, 2009 was $1.4 million which consisted of capital expenditures in the form of purchases of gaming equipment, non-gaming equipment and the re-building of the maintenance building destroyed in a fire.
     Cash used in financing activities for the three months ended December 31, 2009 was $3.0 million, which primarily consisted of $2.0 million in distributions to the Tribe and $1.0 million in principal payments on our capital equipment loan.
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
     We currently have outstanding $200.0 million aggregate principal amount of 12% Senior Notes due 2010 (the “Senior Notes”). We did not make the scheduled $12.0 million interest payments on our senior Notes due 2010 scheduled to be made on May 15, 2009 and November 15, 2009.
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
Description of Indebtedness
The Senior Notes
     On November 3, 2003, we issued $200.0 million senior Notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. As of December 31, 2009 accrued interest payable on the Senior Notes was $29.6 million.
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
     We did not make the scheduled $12.0 million interest payments on our senior Notes due 2010 scheduled to be made on May 15, 2009 and November 15, 2009. Our failure to make the interest payments on or before June 15, 2009 and December 15, 2009 constituted separate events of default under the Indenture governing the senior Notes and the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable.

General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, which we refer to as the BIA Note in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of December 31, 2009, there is approximately $0.5 million outstanding on the BIA Note.
Credit Facility
     On June 15, 2004, we entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed rate loan is fully amortizable over five years. Proceeds from the interest rate loan were used to fund furniture, fixtures and equipment for the Resort. As of December 31, 2009, approximately $1.6 million remains outstanding.
     As discussed above, we did not make the scheduled $12.0 million interest payments on our senior Notes due 2010 scheduled to be made on May 15, 2009 and November 15, 2009. If our senior Notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business.
     Pursuant to the Indenture, we are obligated to pay penalty interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. As of December 31, 2009 the interest accrued as a result was $1,335,000.
     The Tribe has engaged financial advisors, and is in discussions with bondholders related to restructuring the Notes. If the Notes are declared immediately due and payable, it would constitute a default under the terms of the Company’s furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business. Due to the events of default, the Notes have been classified as current in the accompanying consolidated balance sheet.
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
     On May 18, 2009, Standard and Poor’s Ratings Services lowered its issuer credit rating for IMG Resort and Casino to ‘D’ from ‘CCC’. As well as lowered the issue-level rating on IMG Resort and Casino’s $200 million 12% senior unsecured Notes due November 15, 2010 to ‘D’ from ‘CCC”. The rationale behind the decrease in the ratings was due to IMG Resort and Casino not making its $12 million interest payment on its senior note scheduled for May 15, 2009, as described above.
Off-Balance Sheet Arrangements
     As of December 31, 2009, we have no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation. We have certain contractual obligations including long-term debt, operating leases and employment contracts.

Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the periods ended December 31, 2008 or 2009, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of December 31, 2009, we had no variable rate debt outstanding.
     As of December 31, 2009, we held no derivative instruments.
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
     There were no material changes during the three months ended December 31, 2009 to our risk factors disclosed in our Annual Report on Form 10-QT for the year ended September 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.
Item 5. Other Information.
On November 9, 2009, the Mescalero Apache Tribe (the “Tribe”) elected Mark Chino to serve as President of the Tribe and Sandra Platero to serve as Vice President of the Tribe, Kenny Blazer, Pamela Cordova, Gregory Mendez and Randy Bell to serve as Members of the Tribal Council, effective as of January 8, 2010. Peter D. Kazhe was appointed to serve on the Tribal council and as of January 25, 2010 was approved by the Tribal council. As a result of the elections and the appointment all will serve as members of the Inn of the Mountain Gods Resort and Casino’s (the “Company”) Management Board (the “Board”). As a result of Mr. Chino’s election as the President of the Tribe he will also serve as the Chairman of the Board and Chief Executive Officer of the Company. Mr. Chino will serve in these positions for a minimum of two years.
Listed below are member of the IMG Resort and Casino’s management.

Chair	President Mark R. Chino
Vice Chair	Vice President Sandra Platero
Secretary	Greg Mendez
Treasurer	Frederick Chino, Sr.
Member	Hazel Botella-Spottedbird
Member	Pamela Cordova
Member	Oliver Enjady
Member	Randy Bell
Member	Kenny Blazer
Member	Peter D. Kazhe
Member	Manuel Lujan, Jr.
Member	Miles Ledgerwood
Member	Liz Foster-Anderson, COO
Member	Ben Martinez, CFO
Mark Chino was elected President of the Mescalero Apache Tribe on November 3, 2009. President Chino was inaugurated and began his term on January 8, 2010. The President received his Bachelor of Sciences from New Mexico State University. President Chino held various law enforcement positions with the Bureau of Indian Affairs before retiring in 2004. He was previously elected and served two continuous terms as President of the Mescalero Apache Tribe, from 2004 to 2008.
President Chino holds no outside directorships. As President of the Tribe, he will serve as the Chief Executive Officer (CEO) for the Inn of the Mountain Gods Resort and Casino. President Chino served as CEO during his past terms as President of the Tribe. The President was elected to a two (2) year term which will expire in January of

2012. President Chino is 55 years of age.
For the three months ended December 31, 2009 IMG Resort and Casino made distributions to the Tribe of $2.0 million. Since December 31, 2009, IMG Resort and Casino has made distributions to the Tribe of $4.0 million. The accumulated reserve is $17.0 million as of February 16, 2010. These funds are being held in a bank account and have not been expended.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amended and Restated Management Agreement among the Inn of the Mountain Gods Resort and Casino, Casino Apache Travel Center, Ski Apache and WG-IMG, LLC dated as of January 6, 2010. Approved by NIGC January 19, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this three months report to be signed on its behalf by the undersigned, thereunto duly authorized.

INN OF THE MOUNTAIN GODS RESORT AND CASINO
Date: February 16, 2010	By	/s/ Liz Foster Anderson
		Name:	Liz Foster Anderson
		Its:	Chief Operating Officer (Principal Executive Officer)

Date: February 16, 2010	By	/s/ Ben Martinez
		Name:	Ben Martinez
		Its:	Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amended and Restated Management Agreement among the Inn of the Mountain Gods Resort and Casino, Casino Apache Travel Center, Ski Apache and WG-IMG, LLC dated as of January 6, 2010. Approved by NIGC January 19, 2010.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.