Form 10-Q
period 2010-03-31
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2010-05-25
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER FROM ___________ TO _________
Commission file number 333-113140
INN OF THE MOUNTAIN GODS RESORT AND CASINO
(Exact name of registrant as specified in its charter)

Not Applicable	75-3158926
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

287 Carrizo Canyon Road	88340
Mescalero, New Mexico	(Zip Code)
(Address of principal executive offices)
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
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010
INDEX

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30,	As of March 31,
	2009	2010
Current assets
Cash and cash equivalents	$5,629,436	$8,581,058
Accounts receivable, net of allowance for doubtful accounts	617,433	491,102
Inventories, net	862,251	802,262
Prepaid expenses and other assets	1,321,812	914,864

Total current assets	8,430,932	10,789,286
Non-current assets
Property, plant and equipment, net	189,066,385	184,756,542
Other assets	51,000	51,000
Deferred financing cost	2,078,017	1,187,438

Total assets	$199,626,334	$196,784,266

Liabilities and deficit
Current liabilities
Accounts payable	$1,422,304	$1,103,666
Accrued expenses	4,604,088	3,598,253
Accrued payroll and benefits	2,806,727	2,546,490
Accrued interest	22,386,667	36,700,000
Advance deposits	413,046	744,406
Current portion of long-term debt	202,924,922	201,149,867

Total current liabilities	234,557,754	245,842,682
Non-current liabilities
Long-term debt, net of current portion	395,634	177,402

Total liabilities	234,953,388	246,020,084

Deficit
Contributed capital	(5,389,062)	(16,389,062)
Accumulated deficit	(29,937,992)	(32,846,756)

Total deficit	(35,327,054)	(49,235,818)

Total liabilities and deficit	$199,626,334	$196,784,266

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended	Three Months Ended	Six months Ended	Six months Ended
	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
Revenues:
Gaming	$17,610,289	$16,763,379	$34,156,335	$32,931,488
Hotel	2,636,886	2,154,970	5,236,961	4,330,345
Food and beverage	2,509,197	3,435,498	5,710,942	6,370,339
Recreation and other	4,483,343	7,631,769	8,485,977	12,030,081

Gross Revenue	27,239,715	29,985,616	53,590,215	55,662,253

Less-promotional allowances	217,014	200,087	389,525	438,968

Net Revenue	27,022,701	29,785,529	53,200,690	55,223,285

Operating Expenses
Gaming	5,810,229	5,428,057	12,429,400	10,801,617
Hotel expenses	1,011,829	867,433	2,143,812	1,648,869
Food and beverage	2,603,021	3,234,404	6,159,613	6,458,185
Recreation and other	2,665,792	3,033,264	5,292,814	5,581,425
Marketing	2,134,579	2,064,170	3,930,690	4,408,407
General and administrative	4,382,827	4,708,278	9,565,917	9,263,076
Management fees (Note 9)	—	165,140	—	165,140
Depreciation and amortization	3,100,684	2,966,036	6,124,341	6,008,669
Insurance reimbursement (Note 11)	(495,637)	(281,635)	(4,175,247)	(1,466,658)
Storm costs (Note 11)	28,136	1,329	260,157	1,329

Total operating expenses	21,241,460	22,186,476	41,731,497	42,870,059

Operating income	5,781,241	7,599,053	11,469,193	12,353,226

Other income (Expense)
Interest Expense	(6,526,194)	(7,563,395)	(13,067,292)	(15,303,357)
Other income (expense)	14,972	21,461	23,079	41,367

Total other income (expense)	(6,511,222)	(7,541,934)	(13,044,213)	(15,261,990)

Net income (loss)	$(729,981)	$57,119	$(1,575,020)	$(2,908,764)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended	Six months ended
	March 31, 2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(1,575,020)	$(2,908,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,725,887	6,008,669
Changes in assets and liabilities:
Accounts receivable	512,383	126,331
Tribal accounts receivable	166,750	—
Inventories	146,092	59,989
Prepaid expenses	470,867	406,948
Insurance reimbursement	1,100,000	—
Deferred financing cost	812,622	890,579
Other long-term assets	(10,160)	—
Accounts payable	(1,868,523)	(318,638)
Accrued expenses, payroll and benefits	(96,281)	(1,266,072)
Accrued interest payable	—	14,313,333
Deposits and advanced payments	(222,677)	331,360

Net cash provided by operating activities	5,161,940	17,643,735

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,954,912)	(1,698,826)

Net cash used in investing activities	(6,954,912)	(1,698,826)

Cash flows from financing activities:
Principal payments on long-term debt	(1,902,635)	(1,993,287)
Distributions to Mescalero Apache Tribe	(4,002,000)	(11,000,000)

Net cash used in financing activities	(5,904,635)	(12,993,287)

Net (decrease) increase in cash and cash equivalents	(7,697,607)	2,951,622
Cash and cash equivalents, beginning of period	16,912,249	5,629,436

Cash and cash equivalents, end of period	$9,214,642	$8,581,058

Supplemental cash flow information:
Cash paid for interest	$12,255,263	$99,446

Non-cash investing and financing activities:
Property, plant and equipment acquired through reduction in fire recovery receivable	$3,075,247	$1,466,658

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Fiscal Year
On September 3, 2009, the Board of Directors (the “Board”) of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year end, effective September 30, 2009. This change in fiscal year end makes the Company’s year end coincide with the Mescalero Apache Tribe’s fiscal year end.
This report contains unaudited three and six months consolidated statements of operations for the period ended March 31, 2010 and 2009; an unaudited consolidated statement of cash flows for the six months ended March 31, 2010 and 2009, and includes unaudited consolidated balance sheet information as of September 30, 2009 and March 31, 2010.
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
The Resort, which opened for commercial business on March 15, 2005, is located on tribal land in Mescalero, New Mexico and consists of the Inn of the Mountain Gods Casino offering Class III gaming as defined by the Indian Gaming Regulatory Act (“IGRA”) and a 273 luxury room resort hotel. The Travel Center Casino, which opened for business on May 22, 2003, also offers Class III gaming as defined by IGRA, on tribal land in Mescalero. Ski Apache operates the Ski Apache Resort, a ski resort located within the Tribe’s reservation in Mescalero and on the U.S. Forest Service land.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the interest payments on its 12% senior Notes due 2010 (the “Notes”) since November 15, 2008. This non-payment of interest constitutes an event of default under the Indenture governing the Notes.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company is currently in discussions with certain of its debtholders regarding these issues. As of March 31, 2010, the Company had negative working capital of approximately $235.1 million and a total deficit of approximately $49.2 million.
The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Historically, IMG Resort and Casino has not generated sufficient cash flow from operations to satisfy its capital requirements and relied upon debt financing arrangements to satisfy such requirements. The current cash flows and capital resources may force IMG Resort and Casino to reduce or delay activities and capital expenditures if IMG Resort and Casino is unable to refinance its debt. In the event that IMG Resort and Casino is unable to refinance or restructure its debt, IMG Resort and Casino will be left without sufficient liquidity and IMG Resort and Casino will not be able to meet its debt service requirements and repayment obligations.
Reclassifications
Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and the revenues and expenses during the period. Significant estimates included in the accompanying financial statements relate to the liability associated with the unredeemed Apache Spirit Club points, the estimated lives of depreciable assets, the determination of bad debt, inventory reserves, asset impairment and the capitalization of construction bond interest costs. Actual results could differ from those estimates.
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
Deferred Financing and Refinancing Costs
Debt issuance costs incurred in connection with the issuance of the Notes were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.1 million as of September 30, 2009 and $1.2 million as of March 31, 2010. The Resort Project was a two-phase construction project with the first phase consisting of the construction of the Apache Travel Center in May 2003 at a cost of $16.0 million and the second phase consisting of the construction of the Resort in March 2005 at a cost of $171.3 million.
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
For the three months ended March 31, 2009, IMG Resort and Casino has incurred approximately $28,136 in costs associated with the storm recovery compared to $1,329 for the three months ended March 31, 2010. IMG Resort and Casino has incurred $260,157 in costs associated with the storm recovery for the six months ended March 31, 2009, compared to $1,329 for the six months ended March 31, 2010, which included payroll, supplies and immediate repairs. (See Note 11)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The fair value of IMG Resort and Casino’s senior Notes were approximately $84.0 million at March 31, 2010, versus $200.0 million recorded value, based on the most recent quoted market price. The Notes are not heavily traded, and price quotes ranged from $49.75 to $42.00 per $100 of principal amount during the three months ended March 31, 2010.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the IMG Resort and Casino, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7). For the three months ended March 31, 2010, IMG Resort and Casino distributed $11.0 million to the Tribe which is being held in a reserve account. The accumulated reserve is $22.0 million as of March 31, 2010.
Revenues
In accordance with gaming industry practice, we recognize gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. These anticipated jackpot payments are reflected as current liabilities on our balance sheets. The total accrual for jackpots and progressives was approximately $150,000 and $82,000 at September 30, 2009 and March 31, 2010, respectively. Net slot win represents all amounts played in the slot machines reduced by the winnings paid out. Table games net win represents the difference between table game wins and losses. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Revenues from food, beverage, rooms, recreation, retail and other are recognized at the time the related service or sale is completed. Player reward redemptions for food and beverage, hotel rooms and other items are included in gross revenue at full retail value.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain promotion dollars, complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The retail value of these player rebates is recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $217,014 and $200,087 for the three months ended March 31, 2009 and 2010, respectively. The total vouchers recognized by IMG Resort and Casino were approximately $389,525 and $438,968 for the six months ended March 31, 2009 and 2010, respectively. The Apache Spirit Club liability is included in accrued expenses and totaled $884,821 at September 30, 2009 and $830,606 at March 31, 2010.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Emerging Issues Task Force (“EITF”) FASB ASC 605-50, Revenue Recognition, Customer payments and Incentives (prior authoritative literature: FASB EITF Issue No. 00-14, Accounting for Certain Sales Incentives (“FASB ASC 605-50 (FAS Issue No. 00-14)”), requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. We adopted FASB ASC 605-50 (FAS Issue No. 00-14) on April 30, 2001. Our accounting policy related to free or discounted food and beverage and other services already complies with FASB ASC 605-50 (FAS Issue No. 00-14), and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, we through our wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
The estimated cost of providing such promotional allowances, as they relate to operations, was included in casino expenses as follows:

	The three months ended March 31,
	2009	2010
Rooms	$10,795	$5,834
Food and beverage	195,520	174,531

Total	$206,315	$180,365

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended March 31, 2009 and 2010 were $2.1 million and for the six months ended March 31, 2009 and 2010 were $3.9 million and $4.4 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to Mescalero Apache Tribal taxes which employs an alternative minimum tax system. Other than a portion of the operations at Ski Apache, IMG Resort and Casino’s operations are not subject to New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. Under the tribe’s alternative minimum tax system, IMG Resort and Casino is assessed the greater of a fixed rate of $200,000 or the amount collected from sales taxes on a per month basis. In prior periods the taxes collected were included in net revenue and tax payments included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Currently, taxes are being collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are no longer included in net revenue. Excess tax amounts due under the alternative minimum tax system are expensed in the month they are due. The tax payment is made at the beginning of the month in which the taxes are being collected. For the three months ended March 31, 2010, IMG Resort and Casino collected $886,246 in taxes, paid the $1,200,000 alternative minimum tax due, and recorded $313,754 in alternative minimum tax expense.
The following chart highlights IMG Resort and Casino’s tribal tax activity for the three months ended March 31, 2010.

Three Months Ended
March 31, 2010
Alternative minimum tax due	$1,200,000
Total taxes collected	(886,246)

Alternative minimum tax expensed	$313,754

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Classification of Departmental Costs
Gaming direct costs are comprised of all costs of the Resorts’ gaming operation, including labor costs for casino-based supply costs, certain (including costs in operating our player’s clubs). and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our three months, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments.
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
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Accordingly, we will adopt the new guidance in the first second quarter of 2011. The adoption of this new guidance is not expected to have a material impact on our condensed consolidated financial statements.
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
The allowance for doubtful accounts was $44,538 at September 30, 2009 and $135,995 at March 31, 2010.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	September 30, 2009	March 31, 2010
Food and beverage	$237,361	$235,211
Golf and pro shop	65,853	44,762
Gift shops, fuel and other	559,037	522,289

Inventories, net of reserves	$862,251	$802,262

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	September 30, 2009	March 31, 2010
Land	$1,000,473	$1,000,473
Buildings	210,005,387	216,396,686
Lifts and Snowmaking equipment	8,493,368	5,686,867
Non-gaming equipment, furniture and other	52,480,709	52,579,920
Gaming equipment	22,470,190	22,550,738
Leasehold and land improvements, lake and golf course	11,075,633	11,075,633

Subtotal	305,525,760	309,290,317
Less accumulated depreciation and amortization	(119,375,209)	(125,385,590)

Property, plant and equipment, net	186,150,551	183,904,727
Construction in progress	2,915,834	851,815

Net Property, plant and equipment	$189,066,385	$184,756,542

NOTE 5—LONG-TERM DEBT
On November 3, 2003, IMG Resort and Casino issued $200.0 million of its Notes. The Notes bear interest at 12% per year, payable on May 15 and November 15 of each year, beginning on May 15, 2004. The Notes will mature on November 15, 2010. The Notes may be redeemed at any time on or after November 15, 2007 at fixed redemption prices plus accrued and unpaid interest, if any. If a change in control occurs, holders of the Notes will have the right to require the repurchase of their Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The Notes are guaranteed by all of IMG Resort and Casino’s subsidiaries.
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
The Company has not made the scheduled $12.0 million interest payments on the Company’s Notes since November 15, 2008. Under the terms of the Indenture, the Company had a 30 day grace period with respect to each interest payment but did not make these payments. Failure to make the May 15, 2009, November 15, 2009 and May 15, 2010 interest payments on or before June 15, 2009, December 15, 2009 and June 15, 2010, respectively, constituted separate events of default under the Indenture. Upon the occurrence of an event of default, the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable.
Pursuant to the Indenture, we are obligated to pay penalty interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. As of March 31, 2010 the interest accrued as a result was $1,897,205.
The Tribe has engaged a financial advisor, and negotiations between the Mescalero Apache Tribal Council and holders of the Notes continue. If the Notes are declared immediately due and payable, it would constitute a default under the terms of the Company’s furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable. Due to the events of default, the Notes have been classified as current in the accompanying consolidated balance sheet.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of September 30, 2009 and March 31, 2010, $2.5 million and $0.7 million, respectively, remained outstanding on this facility.
Long-term debt at September 30, 2009 and March 31, 2010 is summarized as follows:

	September 30, 2009	March 31, 2010
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs (“BIA”), unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	560,554	418,563
Capital Equipment Loans with Key Equipment, Five (5) year term, 7.65% interest	2,519,922	726,953
Xerox (3) year term,	240,080	181,753

Total	203,320,556	201,327,269
Less current portion	(202,924,922)	(201,149,867)

Long-term portion	$395,634	$177,402

The maturities of long-term debt as of March 31, 2010 are as follows:

2010	$200,900,497
2011	426,772

$201,327,269

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
On June 22, 2004, the Department of the Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar month and an annual regulatory fee of $100,000 paid in quarterly installments of $25,000 on the first day of each calendar month. As of September 30, 2009 and March 31, 2010, the amount payable to the State was $1,546,113 and $1,150,636, respectively, for regulatory fees.

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
On May 1, 2009, the Tribe suspended the 4% matching contribution as a cost saving measure. The total amount of match made by IMG Resort and Casino was $215,311 for the three months ended March 31, 2009 and $0 for the three months ended March 31, 2010. The total amount of match made by IMG Resort and Casino was $429,611 for the six months ended March 31, 2009 and $0 for the six months ended March 31, 2010. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2008 and 2009 for an employee, who is under 50 years old, is $15,500, and for an employee who is over 50 years old, is $20,500.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the period ended March 31, 2010.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $958,923 and $721,698 for the three months ended March 31, 2009 and 2010, respectively. The total amounts reimbursed to the Tribe were approximately $1,823,153 and $1,415,895 for the six months ended March 31, 2009 and 2010, respectively.
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
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Matters
The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, are not expected to materially affect the IMG Resort and Casino’s financial position or the results of its operations.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fees for the three months ended March 31, 2009 and March 31, 2010 were $0 and $14,919, respectively. Occupancy fees for the six months ended March 31, 2009 were $29,317 and $29,110 for the six months ended March 31, 2010.
Employment Agreements
The Board for IMG has discontinued the practice of employment agreements for the Company.
Consulting Agreement and Management Agreement
On January 6, 2010, Inn of the Mountain Gods Resort and Casino (the “Registrant”), a tribal enterprise wholly-owned by the Tribe, a federally-recognized Indian tribe, along with the Registrant’s tribally-chartered subsidiaries, Casino Apache Travel Center and Ski Apache (collectively, the “Tribal Parties”), entered into a management agreement (the “Management Agreement”) with WG-IMG, LLC (the “Manager”), a Nevada limited liability company. The majority owner of the Manager, William W. Warner, and the Tribe each signed a joinder to the Management Agreement. The Management Agreement became effective following approval by the National Indian Gaming Commission (“NIGC”) in a letter dated January 19, 2010.
The Management Agreement grants the Manager the exclusive right and obligation to manage, operate and maintain the casino and other businesses of the Registrant and its subsidiaries and to train the Tribe in the operation and maintenance thereof during the term of the Management Agreement. The Manager has a duty to physically maintain the facilities, operate the facilities consistent with “4-star/4-diamond” hospitality standards, pay bills and expenses, advertise and provide security. The Manager may enter into contracts on behalf of the Registrant or its subsidiaries provided that it receives approval in advance for contracts with a value, or potential exposure, in excess of $50,000 from the management board of the Registrant, as selected by the Tribe (the “Management Board”). The Manager is entitled to receive a management fee for its services under the Management Agreement. This management fee is calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses of the Registrant, but shall be no less than $60,000 per month.
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
The foregoing description of the Management Agreement is not complete and is subject to and qualified in its entirety by reference to the Management Agreement, a copy of which is attached as Exhibit 33.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 16, 2010.

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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $49,963 and $44,462 for the three months ended March 31, 2009 and 2010, respectively. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $99,955 and $76,833 for the six months ended March 31, 2009 and 2010, respectively.
Shared Services and Cost Allocations
In connection with the issuance of the Notes, IMG Resort and Casino and the Tribe entered into a service and cost allocation agreement, which provides that the Tribe or its enterprises will continue to provide IMG Resort and Casino and its resort enterprises the following services in accordance with past practice: (i) insurance; (ii) telecommunications; (iii) propane; and (iv) gaming regulation, and that IMG Resort and Casino and its resort enterprises will pay, on behalf of the Tribe, for (a) revenue sharing and regulatory fee obligations required under the 2001 Compact or any new compact, (b) federal regulatory fees required by IGRA, (c) an amount equal to the monthly payments required under the promissory note dated September 1, 1982, in favor of the Department of Interior, Bureau of Indian Affairs (See Note 5) and (d) amounts for certain other miscellaneous liabilities. IMG Resort and Casino reimburses the Tribe for its direct costs as billed by the third party.
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
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this health and dental insurance. IMG Resort and Casino paid the Tribe $958,923 and $721,698 for the three months ended March 31, 2009 and 2010, respectively. The total amounts reimbursed to the Tribe were approximately $1,823,153 and $1,415,895 for the six months ended March 31, 2009 and 2010, respectively.
NOTE 11—INSURANCE RECOVERIES
In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated. IMG Resort and Casino’s insurance carrier agreed to provide approximately $4.7 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA had deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended March 31, 2009, IMG Resort and Casino has incurred approximately $28,136 in costs associated with the storm recovery compared to $1,329 for the three months ended March 31, 2010. IMG Resort and Casino has incurred $260,157 in costs associated with the storm recovery for the six months ended March 31, 2009, compared to $1,329 for the six months ended March 31, 2010, which included payroll, supplies and immediate repairs.
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
On the morning of November 7, 2008, Ski Apache experienced a fire. The fire was confined to a single metal building used largely for maintenance and repair parts for ski operations related equipment. The IMG Resort and Casino carries an insurance policy with a $100,000 deductible on all property losses. The actual insured value of the maintenance building is $1,012,492. The contents have an insured value of $62,312. The replacement costs for the damaged building, its contents, other large equipment, and vehicles affected should be adequately insured to cover the replacement costs and/or actual cash value after the deductible is met.
During the quarter ended March 31, 2010 IMG Resort and Casino received $1,461,658 in insurance reimbursement for the damage that occurred at Ski Apache, which was dispensed to a third party for expenses related to the damage.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
(unaudited, in thousands)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Three months ended March 31, 2009
Net Revenue	$10,651	$7,098	$524	$6,583	$2,167	$27,023
Operating Income (Loss)	8,229	5,665	(49)	1,520	(9,584)	5,781
Depreciation Expense	—	—	—	—	3,101	3,101
Interest Expense	—	—	—	—	(6,526)	(6,526)
Interest Income and Other	—	—	—	—	15	15
Three months ended March 31, 2010
Net Revenue	$10,231	$6,454	$1,029	$6,669	$5,403	$29,786
Operating Income (Loss)	8,081	5,281	367	1,254	(7,384)	7,599
Depreciation Expense	—	—	—	—	2,966	2,966
Interest Expense	—	—	—	—	(7,563)	(7,563)
Interest Income and Other	—	—	—	—	21	21
Six months ended March 31, 2009
Net Revenue	$20,217	$13,803	$921	$14,221	$4,039	$53,201
Operating Income (Loss)	14,985	10,833	17	2,481	(16,847)	11,469
Depreciation Expense	—	—	—	—	6,124	6,124
Interest Expense	—	—	—	—	(13,067)	(13,067)
Interest Income and Other	—	—	—	—	23	23
Six months ended March 31, 2010
Net Revenue	$20,096	$12,693	$1,426	$13,596	$7,412	$55,223
Operating Income (Loss)	15,771	10,342	403	2,380	(16,543)	12,353
Depreciation Expense	—	—	—	—	6,009	6,009
Interest Expense	—	—	—	—	(15,303)	(15,303)
Interest Income and Other	—	—	—	—	41	41
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
Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for IMG Resort and Casino and the wholly-owned Guarantors of the Notes. This consolidating financial information has been prepared from the books and records maintained by IMG Resort and Casino and the wholly-owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the wholly- owned Guarantors operated as independent entities. The separate financial statements of the wholly-owned Guarantors are not presented because management has determined they would not be material to investors. The following consolidating information is presented as of September 30, 2009 and March 31, 2010 and for the three months ended March 31, 2009 and 2010.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of March 31, 2010
(unaudited)

		Wholly-owned
	IMGRC	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$4,176,463	$4,404,595	$—	$8,581,058

Accounts receivable	111,921	379,181	—	491,102

Inventories	203,549	598,713	—	802,262
Prepaid expenses	914,864	—	—	914,864

Total current assets	5,406,797	5,382,489	—	10,789,286
Property, plant and equipment, net	—	184,756,542	—	184,756,542
Other assets	51,000	—	—	51,000
Deferred financing costs	1,187,438	—	—	1,187,438
Advances to subsidiaries	8,347,274	12,557,969	(20,905,243)	—
Investment in subsidiaries	191,614,872	—	(191,614,872)	—

Total Assets	$206,607,381	$202,697,000	$(212,520,115)	$196,784,266

Accounts payable	$1,103,666	$—	$—	$1,103,666
Accrued expenses	2,026,368	1,571,885	—	3,598,253
Accrued payroll and benefits	2,546,490	—	—	2,546,490
Accrued interest	36,700,000	—	—	36,700,000
Advance deposits	—	744,406	—	744,406
Current portion of long-term debt	200,851,629	298,238	—	201,149,867

Total current liabilities	243,228,153	2,614,529	—	245,842,682
Non current liabilities:
Advances from subsidiaries	12,557,969	8,347,274	(20,905,243)	—

Long-term debt, net of current portion	57,077	120,325	—	177,402

Total liabilities	255,843,199	11,082,128	(20,905,243)	246,020,084

Contributed capital	(16,389,062)	(6,012,897)	6,012,897	(16,389,062)
Retained earnings (deficit)	(32,846,756)	197,627,769	(197,627,769)	(32,846,756)

Total equity (deficit)	(49,235,818)	191,614,872	(191,614,872)	(49,235,818)

Total liabilities and equity (deficit)	$206,607,381	$202,697,000	$(212,520,115)	$196,784,266

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$16,763,379	$—	$16,763,379
Hotel	—	2,154,970	—	2,154,970
Food and beverage	—	3,435,498	—	3,435,498
Recreation and other	—	7,631,769	—	7,631,769

Gross revenue	—	29,985,616	—	29,985,616
Less-promotional allowances	18,631	181,456	—	200,087

Net revenue	(18,631)	29,804,160	—	29,785,529

Operating expenses
Gaming	—	5,428,057	—	5,428,057
Hotel	—	867,433	—	867,433
Food and beverage	—	3,234,404	—	3,234,404
Recreation and other	—	3,033,264	—	3,033,264
Marketing	—	2,064,170	—	2,064,170
General and administrative	—	4,708,278	—	4,708,278
Management fees (Note 9)	165,140	—	—	165,140
Depreciation and amortization	—	2,966,036	—	2,966,036
Storm costs (Note 11)	1,329	—	—	1,329
Insurance reimbursement (Note 11)	—	(281,635)	—	(281,635)

Total operating expenses	166,469	22,020,007	—	22,186,476

Operating income (loss)	(185,100)	7,784,153	—	7,599,053

Other income (expense)
Interest expense	(7,563,395)	—	—	(7,563,395)
Income from subsidiaries	7,784,153	—	(7,784,153)	—
Other income	21,461	—	—	21,461

Total other income (expense)	242,219	—	(7,784,153)	(7,541,934)

Net income (loss)	$57,119	$7,784,153	$(7,784,153)	$57,119

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 31, 2010
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$32,931,488	$—	$32,931,488
Hotel	—	4,330,345	—	4,330,345
Food and beverage	—	6,370,339	—	6,370,339
Recreation and other	—	12,030,081	—	12,030,081

Gross revenue	—	55,662,253	—	55,662,253
Less-promotional allowances	38,274	400,694	—	438,968

Net revenue	(38,274)	55,261,559	—	55,223,285

Operating expenses
Gaming	—	10,801,617	—	10,801,617
Hotel	—	1,648,869	—	1,648,869
Food and beverage	—	6,458,185	—	6,458,185
Recreation and other	—	5,581,425	—	5,581,425
Marketing	—	4,408,407	—	4,408,407
General and administrative	—	9,263,076	—	9,263,076
Management fees (Note 9)	165,140	—	—	165,140
Depreciation and amortization	—	6,008,669	—	6,008,669
Storm costs (Note 11)	1,329	—	—	1,329
Insurance reimbursement (Note 11)	—	(1,466,658)	—	(1,466,658)

Total operating expenses	166,469	42,703,590	—	42,870,059

Operating income (loss)	(204,743)	12,557,969	—	12,353,226

Other income (expense)
Interest expense	(15,303,357)	—	—	(15,303,357)
Income from subsidiaries	12,557,969	—	(12,557,969)	—
Other income	41,367	—	—	41,367

Total other expense	(2,704,021)	—	(12,557,969)	(15,261,990)

Net income (loss)	$(2,908,764)	$12,557,969	$(12,557,969)	$(2,908,764)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 31, 2010
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(2,908,764)	$12,557,969	$(12,557,969)	$(2,908,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,008,669	—	6,008,669
Changes in assets and liabilities:
Accounts receivable	(124,226)	250,557	—	126,331
Inventories	20,272	39,717	—	59,989
Prepaid expenses	406,948	—	—	406,948
Deferred financing costs	890,579	—	—	890,579
Accounts payable	(318,638)	—	—	(318,638)
Accrued expenses, payroll and benefits	(955,048)	(311,024)	—	(1,266,072)
Accrued interest	14,313,333	—	—	14,313,333
Deposits and advance payments	—	331,360	—	331,360

Net cash provided by (used in) operating activities	11,324,456	18,877,248	(12,557,969)	17,643,735

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(1,698,826)	—	(1,698,826)
Investment in subsidiaries	(12,557,969)	—	12,557,969	—

Net cash provided by (used by) investing activities	(12,557,969)	(1,698,826)	12,557,969	(1,698,826)

Cash flows from financing activities:
Advances to (from) affiliates	16,289,022	(16,289,022)	—	—
Principal payments on debt	(1,851,296)	(141,991)	—	(1,993,287)
Distributions to Mescalero Apache Tribe	(11,000,000)	—	—	(11,000,000)

Net cash provided by (used in) financing activities	3,437,726	(16,431,013)	—	(12,993,287)

Net increase in cash and cash equivalents	2,204,213	747,409	—	2,951,622
Cash and cash equivalents, beginning of period	1,972,250	3,657,186	—	5,629,436

Cash and cash equivalents, end of period	$4,176,463	$4,404,595	$—	$8,581,058

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of September 30, 2009
(unaudited)

		Wholly-owned
	IMGRC	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$1,972,250	$3,657,186	$—	$5,629,436
Accounts receivable	(12,305)	629,738	—	617,433
Inventories	223,821	638,430	—	862,251
Prepaid expenses	1,321,812	—	—	1,321,812

Total current assets	3,505,578	4,925,354	—	8,430,932
Property, plant and equipment, net	—	189,066,385	—	189,066,385
Other assets	51,000	—	—	51,000
Deferred financing costs	2,078,017	—	—	2,078,017
Advances to subsidiaries	26,423,434	14,345,107	(40,768,541)	—
Investment in subsidiaries	179,056,903	—	(179,056,903)	—

Total Assets	$211,114,932	$208,336,846	$(219,825,444)	$199,626,334

Accounts payable	$1,422,304	$—	$—	$1,422,304
Accrued expenses	2,721,179	1,882,909	—	4,604,088
Accrued payroll and benefits	2,806,727	—	—	2,806,727
Accrued interest	22,386,667	—	—	22,386,667
Advance deposits	—	413,046	—	413,046
Current portion of long-term debt	202,630,139	294,783	—	202,924,922

Total current liabilities	231,967,016	2,590,738	—	234,557,754
Non current liabilities:
Advances from subsidiaries	14,345,107	26,423,434	(40,768,541)	—
Long-term debt, net of current portion	129,863	265,771	—	395,634

Total liabilities	246,441,986	29,279,943	(40,768,541)	234,953,388

Contributed capital	(5,389,062)	(6,012,897)	6,012,897	(5,389,062)
Retained earnings (deficit)	(29,937,992)	185,069,800	(185,069,800)	(29,937,992)

Total equity (deficit)	(35,327,054)	179,056,903	(179,056,903)	(35,327,054)

Total liabilities and equity (deficit)	$211,114,932	$208,336,846	$(219,825,444)	$199,626,334

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$17,610,289	$—	$17,610,289
Hotel	—	2,636,886	—	2,636,886
Food and beverage	—	2,509,197	—	2,509,197
Recreation and other	—	4,483,343	—	4,483,343

Gross revenue	—	27,239,715	—	27,239,715
Less-promotional allowances	6,939	210,075	—	217,014

Net revenue	(6,939)	27,029,640	—	27,022,701

Operating expenses
Gaming	—	5,810,229	—	5,810,229
Hotel	—	1,011,829	—	1,011,829
Food and beverage	—	2,603,021	—	2,603,021
Recreation and other	—	2,665,792	—	2,665,792
Marketing	—	2,134,579	—	2,134,579
General and administrative	—	4,382,827	—	4,382,827
Depreciation and amortization	—	3,100,684	—	3,100,684
Insurance reimbursement on storm loss	(495,637)	—	—	(495,637)
Storm costs	28,136	—	—	28,136

Total operating expenses	(467,501)	21,708,961	—	21,241,460

Operating income	460,562	5,320,679	—	5,781,241

Other income (expense)
Interest expense	(6,526,194)	—	—	(6,526,194)
Income from subsidiaries	5,320,679	—	(5,320,679)	—
Other income	14,972	—	—	14,972

Total other expense	(1,190,543)	—	(5,320,679)	(6,511,222)

Net income (loss)	$(729,981)	$5,320,679	$(5,320,679)	$(729,981)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended March 31, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$34,156,335	$—	$34,156,335
Hotel	—	5,236,961	—	5,236,961
Food and beverage	—	5,710,942	—	5,710,942
Recreation and other	—	8,485,977	—	8,485,977

Gross revenue	—	53,590,215	—	53,590,215
Less-promotional allowances	19,482	370,043	—	389,525

Net revenue	(19,482)	53,220,172	—	53,200,690

Operating expenses
Gaming	—	12,429,400	—	12,429,400
Hotel	—	2,143,812	—	2,143,812
Food and beverage	—	6,159,613	—	6,159,613
Recreation and other	—	5,292,814	—	5,292,814
Marketing	—	3,930,690	—	3,930,690
General and administrative	—	9,565,917	—	9,565,917
Depreciation and amortization	—	6,124,341	—	6,124,341
Insurance reimbursement on storm loss	(4,175,247)	—	—	(4,175,247)
Storm costs	260,157	—	—	260,157

Total operating expenses	(3,915,090)	45,646,587	—	41,731,497

Operating income	(3,895,608)	7,573,585	—	11,469,193

Other income (expense)
Interest expense	(13,067,292)	—	—	(13,067,292)
Income from subsidiaries	7,573,585	—	(7,573,585)	—
Other income	23,079	—	—	23,079

Total other expense	(5,470,608)	—	(7,573,585)	(13,044,213)

Net income (loss)	$(1,575,020)	$7,573,585	$(7,573,585)	$(1,575,020)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended March 31, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,575,020)	$7,573,585	$(7,573,585)	$(1,575,020)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5,725,887	—	5,725,887
Changes in assets and liabilities:
Accounts receivable	6,720	505,663	—	512,383
Tribal accounts receivable	166,750	—	—	166,750
Inventories	(1,998)	148,090	—	146,092
Prepaid expenses	470,867	—	—	470,867
Insurance reimbursement	1,100,000	—	—	1,100,000
Other long term assets	(99,110)	88,950	—	(10,160)
Deferred financing cost	812,622	—	—	812,622
Accounts payable	(1,868,523)	—	—	(1,868,523)
Accrued expenses, payroll and benefits	465,684	(561,965)	—	(96,281)
Deposits and advance payments	—	(222,677)	—	(222,677)

Net cash provided by (used in) operating activities	(522,008)	13,257,533	(7,573,585)	5,161,940

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(6,954,912)	—	(6,954,912)
Investment in subsidiaries	(7,573,585)	—	7,573,585	—

Net cash provided by (used by) investing activities	(7,573,585)	(6,954,912)	7,573,585	(6,954,912)

Cash flows from financing activities:
Advances to (from) affiliates	7,525,305	(7,525,305)	—	—
Principal payments on debt	(1,764,824)	(137,808)	—	(1,902,635)
Distributions to Mescalero Apache Tribe	(4,002,000)	—	—	(4,002,000)

Net cash provided by (used in) financing activities	1,758,481	(7,663,113)	—	(5,904,632)

Net increase (decrease) in cash and cash equivalents	(6,337,111)	(1,360,493)	—	(7,697,607)
Cash and cash equivalents, beginning of period	12,782,806	4,129,443	—	16,912,249

Cash and cash equivalents, end of period	$6,445,695	$2,768,950	$—	$9,214,645

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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Reference in this Quarterly report on Form 10-Q (this “Form 10-Q” or this “Report”) to (a) the “Tribe” refers to the Mescalero Apache Tribe, a federally recognized Indian tribe, (b) “IMG Resort and Casino” or “the Company” refers to Inn of the Mountain Gods Resort and Casino, a business enterprise of the Tribe, (c) “Resort” refers to the Inn of the Mountain Gods Resort and Casino, (d) “Casino Apache” refers to Casino Apache, a business enterprise of the Tribe, (e) the “Inn” refers to Inn of the Mountain Gods, a business enterprise of the Tribe, (f) the “Travel Center” refers to Casino Apache Travel Center, a business enterprise of the Tribe and (g) “Ski Apache” refers to Ski Apache, a business enterprise of the Tribe. Each of Casino Apache, the Inn, the Travel Center and Ski Apache is a wholly-owned subsidiary of IMG Resort and Casino. Reference in this Form 10-Q to “we,” “our,” and “us” refer to IMG Resort and Casino.
     On September 3, 2009, the Board of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year ending September 30. This change in fiscal year makes the Company’s year-end coincide with the Tribe’s fiscal year end. This quarterly report covers the three month period ended March 31, 2010.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the interest payments on its 12% senior notes due 2010 (the “Notes”) since November 15, 2008. These non-payments of interest constituted events of default under the Indenture governing the Notes. As of September 30, 2009, the Company had negative working capital of $226 million and a total deficit of approximately $35.3 million. As of March 31, 2010, the Company had negative working capital of approximately $235.1 million and a total deficit of approximately $49.2 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We have not made the scheduled $12.0 million interest payments on the Notes since November 15, 2008. Our failure to make the interest payments on or before June 15, 2009 and December 15, 2009 constituted separate events of default under the Indenture governing the Notes and the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable. Pursuant to the Indenture, we are obligated to pay interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. The Tribe has engaged financial advisors, and negotiations between the Mescalero Apache Tribal Council and holders of the Notes continue. If the Notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business.
     Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have instead relied upon debt financing arrangements to satisfy such requirements. The current cash flows and capital resources may be insufficient to meet both our short and long-term debt obligations and commitments, and we may be forced to reduce or delay activities and capital expenditures if we are unable to refinance our debt. In the event that we are unable to refinance or restructure our debt, we will be left without sufficient liquidity and IMG Resort and Casino will not be able to meet our debt service requirements and repayment obligations.
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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988 (“IGRA”), our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of March 31, 2010, we had 55,000-square feet of combined gaming space featuring 1,259 slot machines and 34 table games between our facilities at the Resort, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
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
     Market Conditions and Outlook. The strength of the economy in our target market is the primary determinant of our customer volume and revenue. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. These and other uncertainties have and could continue to adversely affect our results of operations.
     Uncertain economic conditions in our target markets continue to affect our customers’ spending levels. Travel and travel-related expenditures have been particularly affected as businesses and consumers have altered their spending patterns which have led to decreases in visitor volumes and customer spending. In addition, reductions in discretionary consumer spending have resulted in lower spend per visit and lower hotel occupancy rates, which has adversely affected our revenues. We believe we will continue to experience challenges in these areas until the consumer confidence and discretionary spending increases.
     During periods of economic difficulty such as the current period, our revenues may decrease while some of our costs remain fixed or even increase, resulting in decreased earnings and cash flow. However, in response to these challenges, we have increasingly focused on managing costs and continue to review all areas of operations for efficiencies. In particular, we have implemented several steps intended to control variable costs to attempt to match expected customer volumes. We continually manage staffing levels for all our operations and have reduced our salaried management positions. In addition, we suspended Company contributions to our 401(k) plan and restructured our benefit plans, rescinded cost of living increases for employees in 2008 and matching 401(k) plan contributions.
     Revenue Drivers. Our primary revenue driver is the strength of the economy in our target markets. One of our primary target markets is western Texas and eastern New Mexico, where oil and gas is the predominant industry. As oil and gas prices have decreased in recent periods, we have experienced challenges in attracting customers from these areas.
     Our revenues are also impacted by weather and our direct marketing activities. In recent years, snowfall was scarce and ski revenue was depressed during those years. However, we experienced strong snowfall during the winter of 2009-2010, which increased revenue at Ski Apache through increased customer volume and spending. We have also recently implemented several new direct marketing strategies. We believe these efforts have resulted in increased customer volumes in the first quarter of 2010. As we continue to sharpen our understanding of our customer base, we anticipate improved results from our marketing activities.
     Expense Drivers. Salaries and employee costs represent our primary expenses. We typically experience our highest customer volumes during the summer and winter months. We monitor our staffing levels and overtime activity on a weekly basis to attempt to match our staffing levels to expected customer volume.
     Other significant variable expenses consist of food and beverage and marketing costs. These expenses are driven primarily by fluctuations in customer volume and spend as well as prices in underlying commodities and services. We recently commenced a review of our vendor contracts to attempt to improve pricing, service, and flexibility.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by us, including the use of estimates and assumptions, are presented in the Notes to our consolidated financial statements included elsewhere in this Form 10-Q. Our management bases its estimates on its historical experience, together with other relevant factors, in order to form the basis for making judgments that will affect the carrying value of assets and liabilities. On an ongoing basis, management evaluates its estimates and makes changes to carrying values as deemed necessary and appropriate. Actual results could differ from those estimates.
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
     Promotional Allowances. We periodically reward rooms and other promotions, including Apache Spirit Club points and gift certificates, to our customers. The retail value of these player rebates are recognized by us as a reduction from gross revenue.
     The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable rewards services.
     Emerging Issues Task Force (“EITF”) FASB ASC 605-50, Revenue Recognition, Customer payments and Incentives (prior authoritative literature: FASB EITF Issue No. 00-14, Accounting for Certain Sales Incentives )(“FASB ASC 605-50 (FAS Issue No. 00-14)”), requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. We adopted FASB ASC 605-50 (FAS Issue No. 00-14) on April 30, 2001. Our accounting policy related to free or discounted food and beverage and other services already complies with FASB ASC 605-50 (FAS Issue No. 00-14), and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, we, through our wholly-owned subsidiaries, adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
     Classification of Departmental Costs. Gaming direct costs are comprised of all costs of our gaming operations, including labor costs for casino-based supply costs, certain (including costs in operating our players’

clubs) and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of our food and beverage operations, including labor costs for personnel employed by our restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in our restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our three months, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments.
     Deferred Financing and Refinancing Costs. Debt issuance costs incurred in connection with the issuance of the Notes were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.1 million as of September 30, 2009 and $1.2 million as of March 31, 2010.
     Impairment of Long Lived Assets. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards FASB ASC 360-10, Property, Plant and Equipment, (prior authoritative literature SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“FASB ASC 360-10 (SFAS No. 144)”), which established the approach to be used in the determination of impairment.
     Under the provisions of FASB ASC 360-10 (SFAS No. 144), a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
Results of Operations
Three months Ended March 31, 2009 Compared to Three months Ended March 31, 2010.
     Net Revenues. Net revenues increased $2.8 million, or 10%, to $30.0 million for the three months ended March 31, 2010 from $27.2 million for the three months ended March 31, 2009 primarily due to a increase in Recreation and Other revenues and Food and Beverage revenues resulting from an increase in customer volume and spend at our Ski Apache recreation facilities. For the period of January through March 2010, these increases were due to an increase in natural snowfall and our ability to commence operations at Ski Apache earlier compared to the previous year. These increases were offset by decreases in Gaming revenues and Hotel revenues due to a decrease in leisure and business travel and discretionary spending by our guests, caused by the general decline in the economy.
     Gaming. Net gaming revenues decreased $0.8 million to $16.8 million for the three months ended March 31, 2010 from $17.6 million for the three months ended March 31, 2009 due to a decrease in leisure and business travel and discretionary spending by our guests. We believe this is due to the general decline in the economy. Slot revenues decreased to $15.3 million for the three months ended March 31, 2010 from $16.0 million for the three months ended March 31, 2009 a decrease of $0.7 million. Slot win per unit, per day was $135 for the three months ended March 31, 2010 compared to $129 for the three months ended March 31, 2009; the weighted average number of machines declined to 1,259 for the three months ended March 31, 2010 from 1,375 for the three months ended March 31, 2009 due to certain machines becoming obsolete. Table games revenue decreased $0.2 million to $2.0 million for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2009. Daily Net Win per Table for the three months ended March 31, 2010 was $638 as compared to $545 for the same period a year ago, a 13% increase.
     Hotel. Hotel revenue for the three months ended March 31, 2010 decreased $0.4 million to $2.2 million from $2.6 million from the three months ended March 31, 2009 due to a decrease in leisure and business travel and discretionary spending by our guests. Occupancy rates averaged 76%, an increase of 13%, for the three months ended March 31, 2010, the average daily rate decreased to $136, for the three months ended March 31, 2010; as compared to $166 for the same period a year ago. Revenue per available room decreased to $103 for the three months ended March 31, 2010 from $104 for the three months ended March 31, 2009.
     Food and Beverage. Food and Beverage revenues increased $0.9 million, or 36%, to $3.4 million for the three months ended March 31, 2010 from $2.5 million for the three months ended March 31, 2009 primarily due to an increase in customer volume and spend at our Ski Apache recreation facilities. For the period of January through March 2010, these increases were due to an increase in natural snowfall and our ability to commence operations at Ski Apache earlier compared to the previous year. In addition, Food and Beverage revenues increased as a result of higher customer volumes at IMG Resort and Casino.

     Recreation and Other. Recreation and Other revenues increased $3.1 million, or 69% to $7.6 million for the three months ended March 31, 2010 compared to $4.5 million for the three months ended March 31, 2009 due to an increase in customer volume at our Ski Apache recreation facilities for the three months ended March 31, 2010, compared to the same period in 2009.
     Promotional Allowances. Promotional Allowances were $0.2 million for the three months ended March 31, 2010 compared to $0.2 million for the three months ended March 31, 2009.
     Total Operating Expenses. Total operating expenses increased $1.0 million to $22.2 million for the three months ended March 31, 2010 from $21.2 million for the three months ended March 31, 2009 due primarily to an increase in costs associated with refinancing the Notes and sales costs due to increases in Recreation and Other revenues, specifically U.S. Forest sales permit fees and Food and Beverage cost of sales at Ski Apache, compared to the same period last year. In addition, for the three months ended March 31, 2009, we received insurance proceeds in the amount of $0.3 million.
     Gaming. Gaming expenses decreased $0.4 million, or 7%, for the three months ended March 31, 2010 to $5.4 million from $5.8 million for the three months ended March 31, 2009 due to a decrease in head count, wages, benefits, supplies and regulatory fees associated with a decrease in gaming revenue.
     Hotel. Hotel expenses decreased $0.1 million to $0.9 million for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009, resulting from a decrease in cost of sales, salaries, wages, benefits and supplies expense.
     Food and Beverage. Food and beverage expenses increased $0.6 million, or 23%, to $3.2 million for the three months ended March 31, 2010 from $2.6 million for the three months ended March 31, 2009 due to an increase in customer volume and spend at our Ski Apache recreation facilities.
     Recreation and Other. Recreation and Other costs increased $0.3 million, or 11% to $3.0 million for the three months ended March 31, 2010 from $2.7 million for the three months ended March 31, 2009 due to an increase in customer volume and spend at our Ski Apache recreation facilities.
     Marketing. Marketing costs remained flat at $2.1 million for the three months ended March 31, 2010 and 2009 due to an increase in direct marketing costs associated with gaming and hotel offers. However, the increase was offset by marketing programs that were discontinued in the first quarter of 2009 as a cost saving measure and were reinstated in April 2009.
     General and Administrative. General and administrative expenses increased $0.3 million to $4.7 million for the three months ended March 31, 2010 from $4.4 million for the three months ended March 31, 2009 due to an increase in Ski licensing costs which are based on Recreation and Other revenues increases, increases in bond financing costs and savings resulting from a decrease in salaries, wages, benefits and supplies expense.
     Management Fees. Since January 20, 2010, following approval by the National Indian Gaming Commission of our management agreement with Warner Gaming, these expenses include management fees paid under our management agreement. These expenses were $165,140 for the three months ended March 31, 2010. Before January 20, 2010 fees paid under our management agreement with Warner Gaming were accounted for as consulting fees in General Administrative Expenses.
     Depreciation. Depreciation decreased $0.1 million to $3.0 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009 due to our property and equipment assets being fully depreciated.
     Insurance Reimbursement. Insurance reimbursements in the first three months of calendar 2009 reflected a recovery of approximately $0.3 million, compared to $0.3 million for the three months ended March 31, 2010. In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated. IMG Resort and Casino’s insurance carrier agreed to provide approximately $4.7 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA had deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy.
     Storm Costs. Storm costs were $1,329 for the three months ended March 31, 2010 and $28,136 for the three months ended March 31, 2009.
     Income from Operations. Income from operations increased $1.8 million, or 31%, to $7.6 million for the three months ended March 31, 2010 from $5.8 million for the three months ended March 31, 2009.

     Other Income (Expenses). Other non-operating expenses were $7.5 million for the three months ended March 31, 2010 and $6.5 million for the three months ended March 31, 2009. Other income (expenses) is comprised primarily of interest income and interest expense along with other expenses.
Six months Ended March 31, 2009 Compared to Six months Ended March 31, 2010.
     Net Revenues. Net revenues increased $2.0 million, or 4%, to $55.2 million for the six months ended March 31, 2010 from $53.2 million for the six months ended March 31, 2009 due primarily to an increase in Recreation and Other revenues and Food and Beverage revenues resulting from an increase in customer volume and spend at our Ski Apache recreation facilities. For the six months ended March 31, 2010, these increases were due to an increase in natural snowfall and our ability to commence operations at Ski Apache earlier compared to the previous year. These increases were offset by decreases in Gaming revenues and Hotel revenues due to a decrease in leisure and business travel and discretionary spending by our guests, caused by the general decline in the economy.
     Gaming. Net gaming revenues decreased $1.3 million to $32.9 million for the six months ended March 31, 2010 from $34.2 million for the six months ended March 31, 2009 due to a decrease in leisure and business travel and discretionary spending by our guests. We believe this is due to the general decline in the economy. Slot revenues decreased to $30.3 million for the six months ended March 31, 2010 from $31.1 million for the six months ended March 31, 2009 a decrease of $0.8 million. Slot win per unit, per day was $131 for the six months ended March 31, 2010 compared to $122 for the six months ended March 31, 2009; the weighted average number of machines declined to 1,269 for the six months ended March 31, 2010 from 1,406 for the six months ended March 31, 2009 due to certain machines becoming obsolete. Table games revenue decreased $0.6 million to $3.6 million for the six months ended March 31, 2010 from $4.2 million for the six months ended March 31, 2009. Daily Net Win per Table for the six months ended March 31, 2010 was $556 as compared to $537 for the same period a year ago, a 4% decrease.
     Hotel. Hotel revenue for the six months ended March 31, 2010 decreased $0.9 million to $4.3 million from $5.2 million from the six months ended March 31, 2009 due to a decrease in leisure and business travel and discretionary spending by our guests. Occupancy rates averaged 72%, an increase of 18%, for the six months ended March 31, 2010, the average daily rate decreased to $143, for the six months ended March 31, 2010; as compared to $169 for the same period a year ago. Revenue per available room decreased to $103 for the six months ended March 31, 2010 from $104 for the six months ended March 31, 2009.
     Food and Beverage. Food and Beverage revenues increased $0.7 million, or 12%, to $6.4 million for the six months ended March 31, 2010 from $5.7 million for the six months ended March 31, 2009 primarily due to an increase in customer volume and spend at our Ski Apache recreation facilities. For the six months ended March 31, 2010, these increases were due to an increase in natural snowfall and our ability to commence operations at Ski Apache earlier compared to the previous year. In addition, Food and Beverage revenues increased as a result of higher customer volumes at IMG Resort and Casino.
     Recreation and Other. Recreation and Other revenues increased $3.5 million, or 41% to $12.0 million for the six months ended March 31, 2010 compared to $8.5 million for the six months ended March 31, 2009 due to an increase in customer volume at our Ski Apache recreation facilities for the six months ended March 31, 2010, compared to the six months ended March 31, 2009.
     Promotional Allowances. Promotional Allowances remained flat at $0.4 million for the six months ended March 31, 2010 and 2009.
     Total Operating Expenses. Total operating expenses increased $1.2 million to $42.9 million for the six months ended March 31, 2010 from $41.7 million for the six months ended March 31, 2009 due primarily to an increase in costs associated with refinancing the Notes and sales costs due to increases in Recreation and Other revenues, specifically U.S. Forest sales permit fees and Food and Beverage cost of sales at Ski Apache, compared to the prior comparable period. In addition, for the six months ended March 31, 2009, we received insurance proceeds in the amount of $1.5 million.
     Gaming. Gaming expenses decreased $1.6 million, or 13%, for the six months ended March 31, 2010 to $10.8 million from $12.4 million for the six months ended March 31, 2009 due to a decrease in head count, wages, benefits, supplies and regulatory fees associated with a decrease in gaming revenue.
     Hotel. Hotel expenses decreased $0.4 million to $1.7 million for the six months ended March 31, 2010 from $2.1 million for the six months ended March 31, 2009, resulting from a decrease in cost of sales, salaries, wages, benefits and other expense.

     Food and Beverage. Food and beverage expenses increased $0.3 million, or 5%, to $6.5 million for the six months ended March 31, 2010 from $6.2 million for the six months ended March 31, 2009 due to an increase in customer volume and spend at our Ski Apache recreation facilities.
     Recreation and Other. Recreation and Other costs increased $0.3 million, or 6% to $5.6 million for the six months ended March 31, 2010 from $5.3 million for the six months ended March 31, 2009 due to an increase in customer volume and spend at our Ski Apache recreation facilities.
     Marketing. Marketing costs increased $0.5 million to $4.4 million for the six months ended March 31, 2010 from $3.9 million for the six months ended March 31, 2009 due to an increase in direct marketing costs associated with gaming and hotel offers. However, the increase was offset by marketing programs that were discontinued in the first quarter of 2009 as a cost saving measure and were reinstated in April 2009.
     General and Administrative. General and administrative expenses decreased $0.3 million to $9.3 million for the six months ended March 31, 2010 from $9.6 million for the six months ended March 31, 2009 due to decreases in salaries, wages, benefits and outside services, offset by an increase in legal and consulting fees related to the bond restructuring negotiations.
     Management Fees. Since January 20, 2010, following approval by the National Indian Gaming Commission of our management agreement with Warner Gaming, these expenses include management fees paid under our management agreement. These expenses were $165,140 for the three months ended March 31, 2010. Before January 20, 2010 fees paid under our management agreement with Warner Gaming were accounted for as consulting fees in General Administrative Expenses.
     Insurance Reimbursement. Insurance reimbursements in the six months ended March 31, 2009 reflected a recovery of approximately $4.2 million, compared to $1.5 million for the six months ended March 31, 2010. In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated. IMG Resort and Casino’s insurance carrier agreed to provide approximately $4.7 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA had deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy.
     Depreciation. Depreciation decreased $0.1 million to $6.0 million for the six months ended March 31, 2010 from $6.1 million for the quarter ended March 31, 2009 due to our property and equipment assets being fully depreciated.
     Storm Costs. Storm costs were $1,329 for the six months ended March 31, 2010 and $260,157 for the six months ended March 31, 2009.
     Income from Operations. Income from operations increased $0.9 million, or 10%, to $12.4 million for the six months ended March 31, 2010 from $11.5 million for the six months ended March 31, 2009.
     Other Income (Expenses). Other non-operating expenses were $15.3 million for the six months ended March 31, 2010 and $13.0 million for the six months ended March 31, 2009. Other income (expenses) is comprised primarily of interest income and interest expense along with other expenses.
Liquidity and Capital Resources
     As of September 30, 2009 and March 31, 2010, we had cash and cash equivalents of $5.6 million and $8.6 million, respectively. Our principal source of liquidity for the six months ended March 31, 2010 was cash provided by operating activities of $17.6 million primarily due to not making the November 15, 2009 $12.0 million required interest payment as well as the increase in operating income due to cost savings measures and new marketing strategies to improve revenues.
     Cash used in investing activities for the six months ended March 31, 2010 was $1.7 million which consisted of capital expenditures in the form of purchases of gaming equipment, non-gaming equipment and the re-building of the maintenance building destroyed in a fire.

     Cash used in financing activities for the six months ended March 31, 2010 was $13.0 million, which primarily consisted of $11.0 million in distributions to the Tribe and $2.0 million in principal payments on our capital equipment loan.
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
     We currently have outstanding $200.0 million aggregate principal amount of 12% Senior Notes due 2010. We have not made the scheduled $12.0 million interest payments on the Notes since November 15, 2008.
     Additionally, our ability to incur additional indebtedness is limited under the terms of the Indenture governing the Notes. If our operating performance or success in increasing operating efficiencies and reducing operating expenses does not meet management expectations, we may need to arrange for additional sources of funding in the form of borrowings under our Indenture or contributions from the Tribe, which sources of funding cannot be assured.
Description of Indebtedness
The Senior Notes
     On November 3, 2003, we issued $200.0 million senior Notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. As of March 31, 2010 accrued interest payable on the Notes was $36.7 million.
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
     We have not made the scheduled $12.0 million interest payments on the Notes since November 15, 2008. Our failure to make the interest payments on or before June 15, 2009 and December 15, 2009 constituted separate events of default under the Indenture governing the Notes and the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable.
     Pursuant to the Indenture, we are obligated to pay penalty interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. As of March 31, 2010 the interest accrued as a result was $1,897,205.
     The Tribe has engaged financial advisors, and negotiations between the Mescalero Apache Tribal Council and holders of the Notes continue. If the Notes are declared immediately due and payable, it would constitute a default under the terms of the Company’s furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business. Due to the events of default, the Notes have been classified as current in the accompanying consolidated balance sheet.
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, (the “BIA Note”) in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of March 31, 2010, there was approximately $0.4 million outstanding on the BIA Note.

Credit Facility
     On June 15, 2004, we entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed rate loan is fully amortizable over five years. Proceeds from the interest rate loan were used to fund furniture, fixtures and equipment for the Resort. As of March 31, 2010, approximately $0.7 million remains outstanding.
     As discussed above, we have not made the scheduled $12.0 million interest payments on the Notes since November 15, 2008. If the Notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business.
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
     On May 18, 2009, Standard and Poor’s Ratings Services lowered its issuer credit rating for IMG Resort and Casino to ‘D’ from ‘CCC’ and lowered its issue-level rating on IMG Resort and Casino’s $200 million 12% Senior Notes due November 15, 2010 to ‘D’ from ‘CCC”. The rationale behind the decrease in the ratings was due to IMG Resort and Casino not making its interest payment under the Notes scheduled for May 15, 2009, as described above.
Off-Balance Sheet Arrangements
     As of March 31, 2010, we had no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are unincorporated Tribal business enterprises, directly or indirectly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the periods ended March 31, 2010 or 2009, nor is it anticipated we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of March 31, 2010, we had no variable rate debt outstanding.
     As of March 31, 2010, we held no derivative instruments.

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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
See “Notes to Consolidated Financial Statements (unaudited) — Note 9 — Commitments and Contingencies — Legal Matters”.
Item 1A. Risk Factors.
     There were no material changes during the three months ended March 31, 2010 to our risk factors disclosed in our Annual Report on Form 10-QT for the year ended September 30, 2009.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO

Date: May 25, 2010	By	/s/ Elizabeth Foster-Anderson
		Name:	Elizabeth Foster-Anderson
		Its:	Chief Operating Officer (Principal Executive Officer)

Date: May 25, 2010	By	/s/ Ben Martinez
		Name:	Ben Martinez
		Its:	Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.