Form 10-Q
period 2010-06-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2010-08-20
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER FROM                      TO
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
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2010
INDEX

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	As of September 30,	As of June 30,
	2009	2010
Current assets
Cash and cash equivalents	$5,629,436	$11,223,791
Accounts receivable, net of allowance for doubtful accounts	617,433	583,186
Inventories, net	862,251	937,414
Prepaid expenses and other assets	1,321,812	824,956

Total current assets	8,430,932	13,569,347
Non-current assets
Property, plant and equipment, net	189,066,385	183,317,181
Other assets	51,000	51,000
Deferred financing cost	2,078,017	742,149

Total assets	$199,626,334	$197,679,677

Liabilities and deficit
Current liabilities
Accounts payable	$1,422,304	$1,118,283
Accrued expenses	4,604,088	4,821,485
Accrued payroll and benefits	2,806,727	1,967,755
Accrued interest	22,386,667	44,175,000
Advance deposits	413,046	1,135,633
Current portion of long-term debt	202,924,922	200,467,694

Total current liabilities	234,557,754	253,685,850
Non-current liabilities
Long-term debt, net of current portion	395,634	65,672

Total liabilities	234,953,388	253,751,522

Deficit
Contributed capital	(5,389,062)	(20,055,728)
Accumulated deficit	(29,937,992)	(36,016,117)

Total deficit	(35,327,054)	(56,071,845)

Total liabilities and deficit	$199,626,334	$197,679,677

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Revenues:
Gaming	$18,437,030	$19,145,963	$52,593,364	$52,077,452
Hotel	2,861,132	2,349,505	8,098,092	6,679,851
Food and beverage	3,136,992	2,894,769	8,847,935	9,265,107
Recreation and other	2,366,365	2,575,296	10,852,343	14,605,377

Gross revenue	26,801,519	26,965,533	80,391,734	82,627,787
Less-promotional allowances	235,235	239,631	664,090	678,599

Net Revenue	26,566,284	26,725,902	79,727,644	81,949,188

Operating expenses:
Gaming	6,046,156	6,120,623	18,436,227	16,922,240
Hotel expenses	899,878	909,456	3,043,690	2,558,325
Food and beverage	2,808,730	3,173,431	8,968,343	9,631,616
Recreation and other	2,095,793	2,442,891	7,388,606	8,024,316
Marketing	2,062,495	2,073,652	5,993,185	6,482,059
General and administrative	3,559,552	3,175,056	13,108,434	11,525,982
Management fees (Note 9)	—	414,011	—	579,151
Refinance charges	—	932,660	—	1,671,620
Depreciation and amortization	2,957,827	2,744,086	9,082,168	8,752,754
Insurance reimbursement (Note 11)	(134,296)	—	(4,306,380)	(1,466,658)
Storm costs (Note 11)	15,925	9,126	293,118	183,647
Gain on disposal of assets	—	(10,460)	(3,163)	(10,460)

Total operating expenses	20,312,060	21,984,532	62,004,228	64,854,592

Operating income:	6,254,224	4,741,370	17,723,416	17,094,596

Other income (expense)
Interest expense	(6,502,328)	(7,942,402)	(19,569,619)	(23,245,759)
Other income	4,242	31,671	27,321	73,038

Total other income (expense)	(6,498,086)	(7,910,731)	(19,542,298)	(23,172,721)

Net loss	$(243,862)	$(3,169,361)	$(1,818,882)	$(6,078,125)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended	Nine months ended
	June 30, 2009	June 30, 2010
Cash flows from operating activities:

Net loss	$(1,818,882)	$(6,078,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,082,168	8,752,754
Changes in assets and liabilities:
Gain on disposal of assets	(3,163)	(10,460)
Accounts receivable	345,157	34,247
Tribal accounts receivable	166,750	—
Inventories	94,973	(75,163)
Prepaid expenses	795,560	496,856
Insurance reimbursement	1,100,000	—
Other long-term assets	(146,160)	—
Deferred financing costs	722,057	1,335,868
Accounts payable	(2,249,350)	(304,021)
Accrued expenses, payroll and benefits	(292,980)	(621,575)
Accrued interest payable	6,000,000	21,788,333
Deposits and advanced payments	189,405	722,587

Net cash provided by operating activities	13,985,535	26,041,301

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,495,073)	(2,993,090)

Net cash used in investing activities	(8,495,073)	(2,993,090)

Cash flows from financing activities:
Principal payments on long-term debt	(2,844,149)	(2,787,190)
Distributions to Mescalero Apache Tribe	(12,703,000)	(14,666,666)

Net cash used in financing activities	(15,547,149)	(17,453,856)

Net (decrease) increase in cash and cash equivalents	(10,056,687)	5,594,355
Cash and cash equivalents, beginning of period	16,912,249	5,629,436

Cash and cash equivalents, end of period	$6,855,562	$11,223,791

Supplemental cash flow information:
Cash paid for interest	$12,350,316	$121,559

Non-cash investing and financing activities
Property, plant and equipment acquired through reduction in storm recovery receivable	$3,209,543	$1,466,658

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Fiscal Year
On September 3, 2009, the Management Board (the “Board”) of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year end, effective September 30, 2009. This change in fiscal year end makes the Company’s year end coincide with the Mescalero Apache Tribe’s fiscal year end.
This report contains unaudited three and nine months consolidated statements of operations for the period ended June 30, 2010 and 2009, an unaudited consolidated statement of cash flows for the nine months ended June 30, 2010 and 2009, and includes unaudited consolidated balance sheet information as of September 30, 2009 and June 30, 2010.
Reporting Entity and Operations
The Inn of the Mountain Gods Resort and Casino and subsidiaries (“IMG Resort and Casino” or the “Company”), an unincorporated enterprise of the Mescalero Apache Tribe (the “Tribe”), was established April 30, 2003 by the Tribe and manages and owns all resort, hotel and gaming enterprises of the Tribe including the Inn of the Mountain Gods Resort and Casino (the “Resort”), a gaming, hotel and resort complex opened on March 15, 2005, and its wholly-owned subsidiaries, each of which is an unincorporated enterprise of the Tribe: Casino Apache (the “Casino Apache Enterprise”), which owned and operated the Tribe’s former casino, closed in February 2005; Casino Apache Travel Center (the “Travel Center”), which owns the Tribe’s second casino facility opened in May 2003 (the “Travel Center Casino”); Ski Apache, which owns the Tribe’s ski resort, Ski Apache Resort (“Ski Apache”); and Inn of the Mountain Gods (the “Inn”), which owned the Tribe’s former resort hotel, Inn of the Mountain Gods (the “Inn Hotel”). The Tribe is the sole owner of IMG Resort and Casino. IMG Resort and Casino is a separate legal entity from the Tribe and is managed by the Board.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company is currently in discussions with certain of its debtholders regarding these issues. As of June 30, 2010, the Company had negative working capital of approximately $240.1 million and a total deficit of approximately $56.1 million.
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
Deferred Financing and Refinancing Costs
Debt issuance costs incurred in connection with the issuance of the Notes were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.1 million as of September 30, 2009 and $0.7 million as of June 30, 2010.
Impairment of Long Lived Assets
Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) FASB ASC 360-10, Property, Plant and Equipment, (prior authoritative literature: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“FASB ASC 360-10 (SFAS No. 144)”) which established the approach to be used in the determination of impairment. Under the provisions of FASB ASC 360-10 (SFAS No. 144), a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
For the three months ended June 30, 2009, IMG Resort and Casino has incurred approximately $15,925 in costs associated with the storm recovery compared to $9,126 for the three months ended June 30, 2010. IMG Resort and Casino has incurred $293,118 in costs associated with the storm recovery for the nine months ended June 30, 2009, compared to $183,647 for the nine months ended June 30, 2010, which included payroll, supplies and immediate repairs. (See Note 11)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, bank financing facilities and capital lease obligations approximate fair value. The fair value of IMG Resort and Casino’s senior Notes were approximately $82.0 million at June 30, 2010, versus $200.0 million recorded value, based on the most recent quoted market price. The Notes are not heavily traded, and price quotes ranged from $47.00 to $41.00 per $100 of principal amount during the three months ended June 30, 2010.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the IMG Resort and Casino, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7).
Revenues
In accordance with gaming industry practice, we recognize gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and table games. These anticipated jackpot payments are reflected as current liabilities on our balance sheets. The total accrual for jackpots and progressives was approximately $150,000 and $94,000 at September 30, 2009 and June 30, 2010, respectively. Net slot win represents all amounts played in the slot machines reduced by the winnings paid out. Table games net win represents the difference between table game wins and losses. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Revenues from food, beverage, rooms, recreation, retail and other are recognized at the time the related service or sale is completed. Player reward redemptions for food and beverage, hotel rooms and other items are included in gross revenue at full retail value.
Promotional Allowances
IMG Resort and Casino periodically rewards rooms and other promotions, including Apache Spirit Club points and gift certificates, to its customers. The Casino’s Apache Spirit Club allows customers to earn “points” based on the volume of their gaming activity. These points are redeemable for certain promotion dollars, complimentary services or merchandise. Points are accrued based upon their historical redemption rate multiplied by the cash value or the cost of providing the applicable complimentary services. The retail value of these player rebates is recognized by IMG Resort and Casino as a reduction from gross revenue. The total vouchers recognized by IMG Resort and Casino were approximately $235,235 and $239,631 for the three months ended June 30, 2009 and 2010, respectively. The total vouchers recognized by IMG Resort and Casino were approximately $664,090 and $678,599 for the nine months ended June 30, 2009 and 2010, respectively. The Apache Spirit Club liability is included in accrued expenses and totaled $884,821 at September 30, 2009 and $803,627 at June 30, 2010.

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
The estimated cost of providing such promotional allowances, as they relate to operations, was included in casino expenses as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010
Rooms	$17,385	$3,406	$46,738	$26,063
Food and beverage	160,276	280,555	499,447	663,234

Total	$177,661	$283,961	$546,185	$689,297

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred and for the three months ended June 30, 2009 and 2010 were $2.1 million and for the nine months ended June 30, 2009 and 2010 were $6.0 million and $6.5 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to Mescalero Apache Tribal taxes which employs an alternative minimum tax system. Other than a portion of the operations at Ski Apache, IMG Resort and Casino’s operations are not subject to New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. Under the tribe’s alternative minimum tax system, IMG Resort and Casino is assessed the greater of a fixed rate of $200,000 or the amount collected from sales taxes on a per month basis. In prior periods the taxes collected were included in net revenue and tax payments were included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Since November 2009, taxes have been collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are not included in net revenue. Excess tax amounts due under the alternative minimum tax system are expensed in the month they are due. The tax payment is made at the beginning of the month in which the taxes are being collected. For the three months ended June 30, 2010, IMG Resort and Casino collected $498,650 in taxes, paid the $600,000 alternative minimum tax due, and recorded $101,350 in alternative minimum tax expense. For the nine months ended June 30, 2010, IMG Resort and Casino collected $1,384,896 in taxes, paid the $1,800,000 alternative minimum tax due, and recorded $415,104 in alternative minimum tax expense. The following chart highlights IMG Resort and Casino’s tribal tax activity for the three months and nine months ended June 30, 2010.

	Three Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2010
Alternative minimum tax due	$600,000	$1,800,000
Total taxes collected	(498,650)	(1,384,896)

Alternative minimum tax expensed	$101,350	$415,104

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Classification of Departmental Costs
Gaming direct costs are comprised of all costs of the Resorts’ gaming operations, including labor costs for casino-based supply costs, certain (including costs in operating our player’s clubs). and other direct operating costs of the casinos. Food and beverage direct costs are comprised of all costs of the Resorts’ food and beverage operations, including labor costs for personnel employed by the Resorts’ restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in the Resorts’ restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses at our three months, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments.
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
In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No.107-1”). FASB ASC 825-10 (FSP No. 107-1) extends the disclosure requirements of FASB ASC 825-10 (SFAS No. 107), “Disclosures about Fair Value of Financial Instruments”, to interim period financial statements, in addition to the existing requirements for annual periods and reiterates FASB ASC 825-10’s (SFAS No. 107) requirement to disclose the methods and significant assumptions used to estimate fair value. FASB ASC 825-10 (FSP No.107-1) is effective for interim and annual periods ending after June 15, 2009. The adoption of this statement did have a material impact on the Company’s consolidated financial position or results of operations.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued June 2009) (“FASB ASC 106-10-65 (SFAS No. 168)”), which replaced SFAS No. 162, and established the sources of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification superseded all then-existing non—SEC accounting and reporting standards. FASB ASC 106-10 (SFAS No. 168) is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of FASB ASC 105-10 (SFAS 168) did not have a material impact on our consolidated financial statements.
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Accordingly, we will adopt the new guidance in the first quarter of 2011. The adoption of this new guidance is not expected to have a material impact on our condensed consolidated financial statements.
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
The allowance for doubtful accounts was $44,538 at September 30, 2009 and $90,049 at June 30, 2010.
NOTE 3—INVENTORIES
Inventories consist of the following as of:

	September 30, 2009	June 30, 2010
Food and beverage	$237,361	$262,444
Golf and pro shop	65,853	86,135
Gift shops, fuel and other	559,037	588,835

Inventories, net of reserves	$862,251	$937,414

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows:

	September 30, 2009	June 30, 2010
Land	$1,000,473	$1,000,473
Buildings	210,005,387	211,090,409
Lifts and snowmaking equipment	8,493,368	10,993,144
Non-gaming equipment, furniture and other	52,480,709	52,444,815
Gaming equipment	22,470,190	23,675,024
Leasehold and land improvements, lake and golf course	11,075,633	11,075,633

Subtotal	305,525,760	310,279,498
Less accumulated depreciation and amortization	(119,375,209)	(127,719,320)

Property, plant and equipment, net	186,150,551	182,560,178
Construction in progress	2,915,834	757,003

Net Property, plant and equipment	$189,066,385	$183,317,181

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
Pursuant to the Indenture, the Company is obligated to pay penalty interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. As of June 30, 2010, total accrued interest was $44.2 million, of which $2.5 million was penalty interest accrued.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of September 30, 2009 and June 30, 2010, $2.5 million and $35,286, respectively, remained outstanding on this facility.
Long-term debt at September 30, 2009 and June 30, 2010 is summarized as follows:

	September 30, 2009	June 30, 2010
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs (“BIA”), unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	560,554	346,352
Capital Equipment Loans with Key Equipment, Five (5) year term, 7.65% interest	2,519,922	35,286
Xerox (3) year term	240,080	151,728

Total	203,320,556	200,533,366
Less current portion	(202,924,922)	(200,467,694)

Long-term portion	$395,634	$65,672

The maturities of long-term debt as of June 30, 2010 are as follows:

2010	$200,106,593
2011	426,773

$200,533,366

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
On June 1, 2004 the Tribe and the State of New Mexico (the “State”) entered into a Tribal-State Compact (the “Compact") to govern gaming on the Mescalero Apache Reservation. The terms of the Compact subject the Casino to various regulatory fees and revenues sharing payable to the State.
On June 22, 2004, the Department of the Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar month and an annual regulatory fee of $100,000 paid in quarterly installments of $25,000 on the first day of each calendar month. As of September 30, 2009 and June 30, 2010, the amounts payable to the State were $1,546,113 and $1,369,510, respectively, for regulatory fees.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 7 — EMPLOYEE BENEFITS
In connection with the issuance of the Notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement (see Note 10), which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, workers’ compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG Resort and Casino reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.
On May 1, 2009, the Tribe suspended the 4% matching contribution under our 401(k) plan as a cost saving measure. The total amount of match made by IMG Resort and Casino was $42,950 for the three months ended June 30, 2009 and $0 for the three months ended June 30, 2010. The total amount of match made by IMG Resort and Casino was $472,561 for the nine months ended June 30, 2009 and $0 for the nine months ended June 30, 2010. The IRS sets the maximum allowed each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2009 and 2010 for an employee, who is under 50 years old, is $15,500, and for an employee who is over 50 years old, is $20,500.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the period ended June 30, 2010.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $804,402 and $648,671 for the three months ended June 30, 2009 and 2010, respectively. The total amounts reimbursed to the Tribe were approximately $2,625,083 and $2,082,481 for the nine months ended June 30, 2009 and 2010, respectively.
The Tribe maintains workers’ compensation insurance coverage under a retrospective rated policy whereby premiums and catastrophic cases are accrued based on the loss experience of the Tribe and its various enterprises. The IMG Resort and Casino’s employees are covered under this plan. Under this policy, premiums may be adjusted at the end of the coverage period based on loss experience for the coverage period. Management of the Tribe and the IMG Resort and Casino have monitored their claims and loss experiences. Workers’ compensation insurance coverage, combined with the Tribe and IMG Resort and Casino’s causality and liability claims, have been below projected levels and have been properly accrued for.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fees for the three months ended June 30, 2009 and June 30, 2010 were $0 and $1,086, respectively. Occupancy fees for the nine months ended June 30, 2009 were $29,317 and $30,196 for the nine months ended June 30, 2010.
Employment Agreements
The Board for IMG has discontinued the general practice of employment agreements for the Company.
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
The foregoing description of the Management Agreement is not complete and is subject to and qualified in its entirety by reference to the Management Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 16, 2010.

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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $51,240 and $55,029 for the three months ended June 30, 2009 and 2010, respectively. IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $128,073 and $154,984 for the nine months ended June 30, 2009 and 2010, respectively.
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
Employee Benefits Cost Allocations
In connection with the issuance of the Notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement, which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, workers’ compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this health and dental insurance. IMG Resort and Casino paid the Tribe $804,402 and $648,671 for the three months ended June 30, 2009 and 2010, respectively. The total amounts reimbursed to the Tribe were approximately $2,625,083 and $2,082,481 for the nine months ended June 30, 2009 and 2010, respectively.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
For the three months ended June 30, 2009, IMG Resort and Casino has incurred approximately $15,925 in costs associated with the storm recovery compared to $9,126 for the three months ended June 30, 2010. IMG Resort and Casino has incurred $293,118 in costs associated with the storm recovery for the nine months ended June 30, 2009, compared to $183,647 for the nine months ended June 30, 2010, which included payroll, supplies and immediate repairs.
On the morning of November 7, 2008, Ski Apache experienced a fire. The fire was confined to a single metal building used largely for maintenance and repair parts for ski operations related equipment. The IMG Resort and Casino carries an insurance policy with a $100,000 deductible on all property losses. The actual insured value of the maintenance building is $1,012,492. The contents have an insured value of $62,312. IMG Resort and Casino believes that the replacement costs for the damaged building, its contents, other large equipment, and vehicles affected are adequately insured to cover the replacement costs and/or actual cash value after the deductible is paid.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
(unaudited, in thousands)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Three months ended June 30, 2009
Net Revenue	$11,424	$6,952	$—	$8,440	$(250)	$26,566
Operating Income (Loss)	9,069	5,645	(8)	2,652	(11,104)	6,254
Depreciation Expense	—	—	—	—	2,958	2,958
Interest Expense	—	—	—	—	(6,502)	(6,502)
Interest Income and Other	—	—	—	—	4	4
Three months ended June 30, 2010
Net Revenue	$11,448	$7,589	$41	$7,612	$36	$26,726
Operating Income (Loss)	9,076	6,287	(4)	1,376	(11,994)	4,741
Depreciation Expense	—	—	—	—	2,744	2,744
Interest Expense	—	—	—	—	(7,942)	(7,942)
Interest Income and Other	—	—	—	—	32	32
Nine months ended June 30, 2009
Net Revenue	$31,641	$20,755	$921	$22,660	$3,751	$79,728
Operating Income (Loss)	24,054	16,478	8	5,133	(27,950)	17,723
Depreciation Expense	—	—	—	—	9,082	9,082
Interest Expense	—	—	—	—	(19,570)	(19,570)
Interest Income and Other	—	—	—	—	27	27
Nine months ended June 30, 2010
Net Revenue	$31,544	$20,283	$1,466	$21,208	$7,448	$81,949
Operating Income (Loss)	24,800	16,681	399	3,761	(28,546)	17,095
Depreciation Expense	—	—	—	—	8,753	8,753
Interest Expense	—	—	—	—	(23,246)	(23,246)
Interest Income and Other	—	—	—	—	73	73
NOTE 13—CONSOLIDATING INFORMATION
In connection with IMG Resort and Casino’s issuance in November 2003 of the Notes, IMG Resort and Casino’s subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (“wholly-owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Notes. These guarantees were secured only until the completion of the Resort in 2005 and thereafter unsecured.
Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for IMG Resort and Casino and the wholly-owned Guarantors of the Notes. This consolidating financial information has been prepared from the books and records maintained by IMG Resort and Casino and the wholly-owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the wholly-owned Guarantors operated as independent entities. The separate financial statements of the wholly-owned Guarantors are not presented because management has determined they would not be material to investors. The following consolidating information is presented as of September 30, 2009 and June 30, 2010 and for the three and nine months ended June 30, 2009 and 2010.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of June 30, 2010
(unaudited)

		Wholly-owned
	IMGRC	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$6,314,151	$4,909,640	$—	$11,223,791
Accounts receivable	251,552	331,634	—	583,186
Inventories	214,520	722,894	—	937,414
Prepaid expenses	824,956	—	—	824,956

Total current assets	7,605,179	5,964,168	—	13,569,347
Property, plant and equipment, net	—	183,317,181	—	183,317,181
Other assets	51,000	—	—	51,000
Deferred financing costs	742,149	—	—	742,149
Advances to subsidiaries	7,081,900	19,575,753	(26,657,653)	—
Investment in subsidiaries	198,632,656	—	(198,632,656)	—

Total Assets	$214,112,884	$208,857,102	$(225,290,309)	$197,679,677

Accounts payable	$1,118,283	$—	$—	$1,118,283
Accrued expenses	3,160,924	1,660,561	—	4,821,485
Accrued payroll and benefits	1,967,755	—	—	1,967,755
Accrued interest	44,175,000	—	—	44,175,000
Advance deposits	—	1,135,633	—	1,135,633
Current portion of long-term debt	200,163,073	304,621	—	200,467,694

Total current liabilities	250,585,035	3,100,815	—	253,685,850
Non current liabilities:
Advances from subsidiaries	19,575,753	7,081,900	(26,657,653)	—
Long-term debt, net of current portion	23,941	41,731	—	65,672

Total liabilities	270,184,729	10,224,446	(26,657,653)	253,751,522

Contributed capital	(20,055,728)	(6,012,897)	6,012,897	(20,055,728)
Retained earnings (deficit)	(36,016,117)	204,645,553	(204,645,553)	(36,016,117)

Total equity (deficit)	(56,071,845)	198,632,656	(198,632,656)	(56,071,845)

Total liabilities and equity (deficit)	$214,112,884	$208,857,102	$(225,290,309)	$197,679,677

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$19,145,963	$—	$19,145,963
Hotel	—	2,349,505	—	2,349,505
Food and beverage	—	2,894,769	—	2,894,769
Recreation and other	—	2,575,296	—	2,575,296

Gross revenue	—	26,965,533	—	26,965,533
Less-promotional allowances	8,466	231,165	—	239,631

Net revenue	(8,466)	26,734,368	—	26,725,902

Operating expenses
Gaming	—	6,120,623	—	6,120,623
Hotel	—	909,456	—	909,456
Food and beverage	—	3,173,431	—	3,173,431
Recreation and other	—	2,442,891	—	2,442,891
Marketing	—	2,073,652	—	2,073,652
General and administrative	—	3,175,056	—	3,175,056
Management fees (Note 9)	414,011	—	—	414,011
Refinance Charges	932,660	—	—	932,660
Depreciation and amortization	—	2,744,086	—	2,744,086
Storm costs (Note 11)	9,126	—	—	9,126
Gain on disposal of assets	—	(10,460)	—	(10,460)

Total operating expenses	1,355,797	20,628,735	—	21,984,532

Operating income (loss)	(1,364,263)	6,105,633	—	4,741,370

Other income (expense)
Interest expense	(7,942,402)	—	—	(7,942,402)
Income from subsidiaries	6,105,633	—	(6,105,633)	—
Other income	31,671	—	—	31,671

Total other expense	(1,805,098)	—	(6,105,633)	(7,910,731)

Net income (loss)	$(3,169,361)	$6,105,633	$(6,105,633)	$(3,169,361)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 30, 2010
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$52,077,452	$—	$52,077,452
Hotel	—	6,679,851	—	6,679,851
Food and beverage	—	9,265,107	—	9,265,107
Recreation and other	—	14,605,377	—	14,605,377

Gross revenue	—	82,627,787	—	82,627,787
Less-promotional allowances	46,739	631,860	—	678,599

Net revenue	(46,739)	81,995,927	—	81,949,188

Operating expenses
Gaming	—	16,922,240	—	16,922,240
Hotel	—	2,558,325	—	2,558,325
Food and beverage	—	9,631,616	—	9,631,616
Recreation and other	—	8,024,316	—	8,024,316
Marketing	—	6,482,059	—	6,482,059
General and administrative	—	11,525,982	—	11,525,982
Management fees (Note 9)	579,151	—	—	579,151
Refinance Charges	1,671,620	—	—	1,671,620
Depreciation and amortization	—	8,752,754	—	8,752,754
Insurance reimbursement (Note 11)	—	(1,466,658)	—	(1,466,658)
Storm costs (Note 11)	183,647	—	—	183,647
Gain on disposal of assets	—	(10,460)	—	(10,460)

Total operating expenses	2,434,418	64,480,174	—	64,854,592

Operating income (loss)	(2,481,157)	19,575,753	—	17,094,596

Other income (expense)
Interest expense	(23,245,759)	—	—	(23,245,759)
Income from subsidiaries	19,575,753	—	(19,575,753)	—
Other income	73,038	—	—	73,038

Total other expense	(3,596,968)	—	(19,575,753)	(23,172,721)

Net income (loss)	$(6,078,125)	$19,575,753	$(19,575,753)	$(6,078,125)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 30, 2010
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,078,125)	$19,575,753	$(19,575,753)	$(6,078,125)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	8,752,754	—	8,752,754
Gain on disposal of fixed assets	—	(10,460)	—	(10,460)
Changes in assets and liabilities:
Accounts receivable	(263,857)	298,104	—	34,247
Inventories	9,301	(84,464)	—	(75,163)
Prepaid expenses	496,856	—	—	496,856
Deferred financing cost	1,335,868	—	—	1,335,868
Accounts payable	(304,021)	—	—	(304,021)
Accrued expenses, payroll and benefits	(399,227)	(222,348)	—	(621,575)
Accrued interest	21,788,333	—	—	21,788,333
Deposits and advance payments	—	722,587	—	722,587

Net cash provided by (used in) operating activities	16,585,128	(29,031,926)	(19,575,753)	26,041,301

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(2,993,090)	—	(2,993,090)
Investment in subsidiaries	(19,575,753)	—	19,575,753	—

Net cash provided by (used in) investing activities	(19,575,753)	(2,993,090)	19,575,753	(2,993,090)

Cash flows from financing activities:
Advances to (from) affiliates	24,572,180	(24,572,180)	—	—
Principal payments on debt	(2,572,988)	(214,202)	—	(2,787,190)
Distributions to Mescalero Apache Tribe	(14,666,666)	—	—	(14,666,666)

Net cash provided by (used in) financing activities	7,332,526	(24,786,382)	—	(17,453,856)

Net increase in cash and cash equivalents	4,341,901	1,252,454	—	5,594,355
Cash and cash equivalents, beginning of period	1,972,250	3,657,186	—	5,629,436

Cash and cash equivalents, end of period	$6,314,151	$4,909,640	$—	$11,223,791

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$18,437,030	$—	$18,437,030
Hotel	—	2,861,132	—	2,861,132
Food and beverage	—	3,136,992	—	3,136,992
Recreation and other	—	2,366,365	—	2,366,365

Gross revenue	—	26,801,519	—	26,801,519
Less-promotional allowances	30,738	204,497	—	235,235

Net revenue	(30,738)	26,597,022	—	26,566,284

Operating expenses
Gaming	—	6,046,156	—	6,046,156
Hotel	—	899,878	—	899,878
Food and beverage	—	2,808,730	—	2,808,730
Recreation and other	—	2,095,793	—	2,095,793
Marketing	—	2,062,495	—	2,062,495
General and administrative	—	3,559,552	—	3,559,552
Depreciation and amortization	—	2,957,827	—	2,957,827
Insurance reimbursement	(134,296)	—	—	(134,296)
Storm costs	15,925	—	—	15,925

Total operating expenses	(118,371)	20,430,431	—	20,312,060

Operating income	87,633	6,166,591	—	6,254,224

Other income (expense) Interest expense	(6,502,328)	—	—	(6,502,328)
Income from subsidiaries	6,166,591	—	(6,166,591)	—
Other income	4,242	—	—	4,242

Total other expense	(331,495)	—	(6,166,591)	(6,498,086)

Net income (loss)	$(243,862)	$6,166,591	$(6,166,591)	$(243,862)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended June 30, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$52,593,364	$—	$52,593,364
Hotel	—	8,098,092	—	8,098,092
Food and beverage	—	8,847,935	—	8,847,935
Recreation and other	—	10,852,343	—	10,852,343

Gross revenue	—	80,391,734	—	80,391,734
Less-promotional allowances	50,220	613,870	—	664,090

Net revenue	(50,220)	79,777,864	—	79,727,644

Operating expenses
Gaming	—	18,436,227	—	18,436,227
Hotel	—	3,043,690	—	3,043,690
Food and beverage	—	8,968,343	—	8,968,343
Recreation and other	—	7,388,606	—	7,388,606
Marketing	—	5,993,185	—	5,993,185
General and administrative	—	13,108,434	—	13,108,434
Depreciation and amortization	—	9,082,168	—	9,082,168
Insurance reimbursement	(4,306,380)	—	—	(4,306,380)
Storm costs	293,118	—	—	293,118
Loss on disposal of assets	—	(3,163)	—	(3,163)

Total operating expenses	(4,013,262)	66,017,490	—	62,004,228

Operating income	3,963,042	13,760,374	—	17,723,416

Other income (expense)
Interest expense	(19,569,619)	—	—	(19,569,619)
Income from subsidiaries	13,760,374	—	(13,760,374)	—
Other income	27,321	—	—	27,321

Total other expense	(5,781,924)	—	(13,760,374)	(19,542,298)

Net income (loss)	$(1,818,882)	$13,760,374	$(13,760,374)	$(1,818,882)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 30, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,818,882)	$13,760,374	$(13,760,374)	$(1,818,882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	9,082,168	—	9,082,168
Gain on disposal of fixed assets	—	(3,163)	—	(3,163)
Changes in assets and liabilities:
Accounts receivable	47,575	297,582	—	345,157
Tribal accounts receivable	166,750	—	—	166,750
Inventories	(4,274)	99,247	—	94,973
Prepaid expenses	795,560	—	—	795,560
Deferred financing cost	722,057	—	—	722,057
Insurance reimbursement	1,100,000	—	—	1,100,000
Other long term assets	(235,110)	88,950	—	(146,160)
Accounts payable	(2,249,350)	—	—	(2,249,350)
Accrued expenses, payroll and benefits	56,184	(349,164)	—	(292,980)
Accrued interest	6,000,000	—	—	6,000,000
Deposits and advance payments	—	189,405	—	189,405

Net cash provided by (used in) operating activities	4,580,510	23,165,399	(13,760,374)	13,985,535

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(8,495,073)	—	(8,495,073)
Investment in subsidiaries	(13,760,374)	—	13,760,374	—

Net cash provided by (used in) investing activities	(13,760,374)	(8,495,073)	13,760,374	(8,495,073)

Cash flows from financing activities:
Advances to (from) affiliates	15,016,003	(15,016,003)	—	—
Principal payments on debt	(2,639,124)	(205,025)	—	(2,844,149)
Distributions to Mescalero Apache Tribe	(12,703,000)	—	—	(12,703,000)

Net cash used in financing activities	(326,121)	(15,221,028)	—	(15,547,149)

Net decrease in cash and cash equivalents	(9,505,985)	(550,702)	—	(10,056,687)
Cash and cash equivalents, beginning of period	12,782,806	4,129,443	—	16,912,249

Cash and cash equivalents, end of period	$3,276,821	$3,578,741	$—	$6,855,562

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
     On September 3, 2009, the Board of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year ending September 30. This change in fiscal year makes the Company’s year-end coincide with the Tribe’s fiscal year end. This quarterly report covers the three month period ended June 30, 2010.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the interest payments on its 12% senior notes due 2010 (the “Notes”) since November 15, 2008. These non-payments of interest constituted events of default under the Indenture governing the Notes. As of September 30, 2009, the Company had negative working capital of $226 million and a total deficit of approximately $35.3 million. As of June 30, 2010, the Company had negative working capital of approximately $240.1 million and a total deficit of approximately $56.1 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We have not made the scheduled $12.0 million interest payments on the Notes since November 15, 2008. Our failure to make the interest payments on or before June 15, 2009, December 15, 2009 and June 15, 2010 constituted separate events of default under the Indenture governing the Notes and the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable. Pursuant to the Indenture, we are obligated to pay interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. The Tribe has engaged financial advisors, and negotiations between the Mescalero Apache Tribal Council and holders of the Notes continue. If the Notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan.
     Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and have instead relied upon debt financing arrangements to satisfy such requirements. The current cash flows and capital resources may be insufficient to meet both our short and long-term debt obligations and commitments, and we may be forced to reduce or delay activities and capital expenditures if we are unable to refinance our debt. In the event that we are unable to refinance or restructure our debt, we will be left without sufficient liquidity and will not be able to meet our debt service requirements and repayment obligations.
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
     If our expected operating performance or success in increasing operating efficiencies and reducing operating expenses does not meet management expectations, we may need to arrange for additional sources of funding in the form of additional borrowings or contributions from the Tribe, which sources of funding cannot be assured.
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
     Gaming. Our gaming activities are authorized by the Indian Gaming Regulatory Act of 1988 (“IGRA”), our gaming compact with the State of New Mexico and a Tribal gaming ordinance. As of June 30, 2010, we had 55,000-square feet of combined gaming space featuring 1,309 slot machines and 31 table games between our facilities at the Resort, opened in March 2005, and Casino Apache Travel Center (the “Travel Center Casino”), opened in May 2003.
     Food and Beverage. The Resort features: Wendell’s, a 116-seat casual and fine dining restaurant; Gathering of Nations Buffet, a 260-seat buffet style restaurant; a 72-seat sports bar; an 80-seat night club featuring live entertainment, dancing and DJ music; Wendell’s Lounge, a “piano” lounge featuring an oversized fireplace; and the Apache Summit BBQ, an 88-seat casual restaurant in the golf clubhouse which operates as a seasonal dining alternative catering primarily to guests at the Resort’s golf course. Casino Apache Travel Center features Smokey B’s, a 130-seat casual dining restaurant and one sports bar. Ski Apache operates one main restaurant and five satellite food and beverage outlets.
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
     Recreation and Other. Our all-season recreational operations include: Ski Apache which has 11 ski lifts covering 55 trails over 750 acres and is the second largest in New Mexico, an 18-hole championship golf course, seasonal big-game hunts, a shooting range, horseback riding and boating and fishing on Lake Mescalero. Our ski resort is typically open from Thanksgiving until Easter, while our golf course generally operates from April through November. Our retail outlets include a gift shop, golf and pro shop and ski shop, as well as a 2,500-square foot convenience store, a fuel station with 12 gasoline and eight diesel pumping stations at the Casino Apache Travel Center and laundry and shower facilities.
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
     Revenue Drivers. Our primary revenue driver is the strength of the economy in our target markets. Our primary target markets are western Texas and eastern New Mexico, where oil and gas is the predominant industry. As oil and gas prices have decreased in recent periods, we have experienced challenges in attracting customers from these areas.
     Our revenues are also impacted by weather and our direct marketing activities. In recent years, snowfall was scarce and ski revenue was depressed during those years. However, we experienced strong snowfall during the winter of 2009-2010, which increased revenue at Ski Apache through increased customer volume and spending. We have also recently implemented several new direct marketing strategies. We believe these efforts have resulted in increased customer volumes in 2010. As we continue to sharpen our understanding of our customer base, we anticipate improved results from our marketing activities.
     Expense Drivers. Salaries and employee costs represent our primary expenses. We typically experience our highest customer volumes during the summer and winter months. We monitor our staffing levels and overtime activity on a weekly basis to attempt to match our staffing levels to expected customer volume.
     Other significant variable expenses consist of food and beverage and marketing expenses. Marketing expenses are directly tied to initiatives to increase revenues and, as such, these expenses typically fluctuate with revenue levels. Food and beverage expenses are driven primarily by fluctuations in customer volume and spend as well as prices in underlying commodities and services. We recently commenced a review of our vendor contracts to attempt to improve pricing, service, and flexibility.
     Collection of Tribal Taxes. We collect tribal taxes on behalf of the Tribe and send these amounts, plus any gross-up under the Tribe’s alternative minimum tax system, to the Tribe. In prior periods the tribal taxes collected were included in net revenue and tribal tax payments (including any gross-up under the Tribe’s alternative minimum tax system) were included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Since November 2009, tribal taxes have been collected and recorded as a liability on our balance sheet and are not included in net revenue. Similarly, since November 2009, tribal tax payments (including any gross-up under the Tribe’s alternative minimum tax system) have been paid and recorded as a subsequent release of a liability on our balance sheet and are not included in expenses. See note 1 to our consolidated financial statements included elsewhere in this 10-Q.

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
     Emerging Issues Task Force (“EITF”) FASB ASC 605-50, Revenue Recognition, Customer payments and Incentives (prior authoritative literature: FASB EITF Issue No. 00-14, Accounting for Certain Sales Incentives)(“FASB ASC 605-50 (FAS Issue No. 00-14)”), requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. We adopted FASB ASC 605-50 (FAS Issue No. 00-14) on April 30, 2001. Our accounting policy related to free or discounted food and beverage and other services already complies with FASB ASC 605-50 (FAS Issue No. 00-14), and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, we, through our wholly-owned subsidiaries, adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
     Classification of Departmental Costs. Gaming direct costs are comprised of all costs of our gaming operations, including labor costs for casino-based supply costs, certain and other direct operating costs (including costs in operating our players’ clubs) of the casinos. Food and beverage direct costs are comprised of all costs of our food and beverage operations, including labor costs for personnel employed by our restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in our restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments. Legal expenses in the current year have increased significantly due to the ongoing negotiations with the holders of the Notes.
     Deferred Financing and Refinancing Costs. Debt issuance costs incurred in connection with the issuance of the Notes were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.1 million as of September 30, 2009 and $0.7 million as of June 30, 2010.
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
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010.
     Net Revenues. Net revenues increased $0.1 million, to $26.7 million for the three months ended June 30, 2010 from $26.6 million for the three months ended June 30, 2009. Revenue increases were driven by a $0.7 million increase in Gaming revenues, as well as a $0.2 million increase in Recreation and Other revenues resulting from an increase in customer volume and spend at our Ski Apache recreation facilities. The increases in revenues from Ski Apache were due to an increase in natural snowfall and our ability to commence skiing operations earlier compared to the previous year. These increases were partially offset by decreases in Hotel revenues and Food and Beverage revenues of $0.5 million as a direct result of the change in accounting for Tribal Taxes as described in note 1 to our consolidated financial statements included elsewhere in this 10-Q. In prior periods the taxes collected were included in net revenue and tax payments were included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Since November 2009, taxes have been collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are not included in net revenue. In addition, Gaming revenues, Food and Beverage revenues and Hotel revenues have been adversely impacted by the decrease in leisure and business travel, as well as reduced consumer spending of our guests.
     Gaming. Net Gaming revenues increased $0.7 million to $19.1 million for the three months ended June 30, 2010 from $18.4 million for the three months ended June 30, 2009, due to an increase in slot revenue partially offset by a decrease in table games. Slot revenues increased to $16.9 million for the three months ended June 30, 2010 from $16.0 million for the three months ended June 30, 2009, an increase of $0.9 million. Slot win per unit, per day was $142 for the three months ended June 30, 2010 compared to $134 for the three months ended June 30, 2009 while the weighted average number of machines declined to 1,309 for the three months ended June 30, 2010 from 1,317 for the three months ended June 30, 2009 attributable to a repositioning of the gaming floor at each property. Table games revenue decreased $0.2 million to $2.2 million for the three months ended June 30, 2010 from $2.4 million for the three months ended June 30, 2009. Daily Net Win per Table for the three months ended June 30, 2010 was $659 as compared to $586 for the same period a year ago, a 12% increase, due to a reduction in tables resulting from the repositioning of the gaming floors of both properties. Slot revenue increases were a result of a combination of direct marketing efforts and the repositioning of IMG Resort and Casino’s gaming floors in April 2010.
     Hotel. Hotel revenue for the three months ended June 30, 2010 decreased $0.6 million to $2.3 million from $2.9 million from the three months ended June 30, 2009. Of this decrease, $0.3 million was related to a change in accounting for Tribal Taxes described in note 1 to our consolidated financial statements included elsewhere in this 10-Q. In prior periods the taxes collected were included in net revenue and tax payments were included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Since November 2009, taxes have been collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are not included in net revenue. This reduction in revenues due to the accounting change in Tribal Taxes was partially offset by a corresponding decrease in operating expenses. In addition to this accounting change, Hotel revenues have been adversely affected by a decrease in leisure and business spending by our guests. Occupancy rates averaged 80%, an increase of 2%, for the three months ended June 30, 2010, compared to the same three month period in the prior year. The average daily rate decreased to $137, for the three months ended June 30, 2010, as compared to $164 for the same period a year ago. Revenue per available room decreased to $110 for the three months ended June 30, 2010 from $128 for the three months ended June 30, 2009. Both average daily rate and revenue per available room were negatively impacted by the change in accounting for Tribal Taxes.
     Food and Beverage. Food and Beverage revenues decreased $0.2 million, or 6%, to $2.9 million for the three months ended June 30, 2010 from $3.1 million for the three months ended June 30, 2009. Of this decrease, $0.2 million was related to a change in accounting for Tribal Taxes described in note 1 to our consolidated financial statements included elsewhere in this Form 10-Q. In prior periods the taxes collected were included in net revenue and tax payments were included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Since November 2009, taxes have been collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are not included in net revenue. This reduction in revenues due to the accounting change in Tribal Taxes was partially offset by a corresponding decrease in operating expenses.
     Recreation and Other. Recreation and Other revenues increased $0.2 million, or 8% to $2.6 million for the three months ended June 30, 2010 compared to $2.4 million for the three months ended June 30, 2009 due to an increase in customer volume at our Ski Apache recreation facilities in April 2010, compared to the same period in 2009.
     Promotional Allowances. Promotional Allowances remained flat at $0.2 million for the three months ended June 30, 2010 and 2009.
     Total Operating Expenses. Total operating expenses increased $1.7 million to $22.0 million for the three months ended June 30, 2010 from $20.3 million for the three months ended June 30, 2009. This increase was driven by an increase in legal and restructuring related costs of $0.9 million, as well as a $0.7 million increase in expenses related to benefits, salaries, wages and cost of sales related to Food and Beverage at Ski Apache, compared to the same period last year.
     Gaming. Gaming expenses increased to $6.1 million for the three months ended June 30, 2010, from $6.0 million for the three months ended June 30, 2009, due to an increase in payroll expenses.
     Hotel. Hotel expenses remained flat at $0.9 million for the three months ended June 30, 2010 and 2009.
     Food and Beverage. Food and Beverage expenses increased $0.4 million, or 14%, to $3.2 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009. Of this increase, $ million was related to Food and Beverage operations at Ski Apache and is a direct result of increased revenues.
     Recreation and Other. Recreation and Other costs increased $0.3 million, or 14% to $2.4 million for the three months ended June 30, 2010 from $2.1 million for the three months ended June 30, 2009, due to an increase in customer volume and spending at our Ski Apache recreation facilities.
     Marketing. Marketing costs remained flat at $2.1 million for the three months ended June 30, 2010 and 2009. Between 2009 and 2010, marketing efforts changed and more emphasis was placed on direct mail efforts. Although Marketing costs remained flat, the composition of Marketing costs shifted away from broad-based marketing efforts to more targeted, database-oriented efforts.
     General and Administrative. General and administrative expenses decreased $0.4 million to $3.2 million for the three months ended June 30, 2010 from $3.6 million for the three months ended June 30, 2009, due to a decrease in Tribal Regulatory fees.
     Management Fees. Since January 20, 2010, following approval by the NIGC of our management agreement with Warner Gaming, these expenses include management fees paid under our management agreement. These expenses were $414,011 for the three months ended June 30, 2010.
     Restructuring Costs. Restructuring costs were $0.9 million for the three months ended June 30, 2010 and $0.0 for the three months ended June 30, 2009. Restructuring costs include legal and other costs related to the restructuring of our debt.

     Depreciation. Depreciation expense decreased $0.3 million to $2.7 million for the three months ended June 30, 2010 from $3.0 million for the three months ended June 30, 2009 due to our property and equipment assets being fully depreciated.
     Insurance Reimbursement. Insurance reimbursements were $0 for the three months ended June 30, 2010 and $134,296 for the three months ended June 30, 2009. In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated. IMG Resort and Casino’s insurance carrier agreed to provide approximately $4.7 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy, which is $100,000.
     Storm Costs. Storm costs were $9,126 for the three months ended June 30, 2010 and $15,925 for the three months ended June 30, 2009. Storm costs consisted of costs related to damage caused by Hurricane Dolly in 2008.
     Other Income (Expenses). Other non-operating expenses were $7.9 million for the three months ended June 30, 2010 and $6.5 million for the three months ended June 30, 2009. Other income (expenses) is comprised primarily of interest income and interest expense, along with other expenses.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2010.
     Net Revenues. Net revenues increased $2.2 million, or 3%, to $81.9 million for the nine months ended June 30, 2010 from $79.7 million for the nine months ended June 30, 2009. Revenue increases were driven by a $0.5 million increase in Food and Beverage revenues, as well as a $3.7 million increase in Recreation and Other revenues resulting from an increase in customer volume and spend at our Ski Apache recreation facilities. Ski Apache benefitted from an increase in natural snowfall and our ability to commence operations earlier than the prior year. Hotel revenues and Food and Beverage revenues declined by $1.4 million as a direct result of the change in accounting for Tribal Taxes as described in note 1 of our consolidated financial statements included elsewhere in this 10-Q. In prior periods the taxes collected were included in net revenue and tax payments were included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Since November 2009, taxes have been collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are not included in net revenue. For the nine months ended June 30, 2010, Gaming revenues were $52.1 million, a decrease of $0.5 million from the prior year. While increased snowfall benefits operations at Ski Apache, these weather conditions adversely affected Gaming revenues as driving to the facilities was more difficult. In addition to each of the factors described above, we have noted a decrease in leisure and business travel and discretionary spending from our guests.
     Gaming. Net gaming revenues decreased $0.5 million to $52.1 million for the nine months ended June 30, 2010 from $52.6 million for the nine months ended June 30, 2009. This can be attributed to the factors described above, including the adverse weather conditions, particularly during the three months ended March 31, 2010, and a decrease in discretionary spending by our guests. Slot revenues increased $0.3 million to $45.7 million for the nine months ended June 30, 2010 from $45.4 million for the nine months ended June 30, 2009. Slot win per unit, per day was $129 for the nine months ended June 30, 2010 compared to $120 for the nine months ended June 30, 2009; the weighted average number of machines declined to 1,283 for the nine months ended June 30, 2010 from 1,376 for the nine months ended June 30, 2009 due to a repositioning of the gaming floor at each property. Table games revenue decreased $0.9 million to $6.4 million for the nine months ended June 30, 2010 from $7.2 million for the nine months ended June 30, 2009. Daily Net Win per Table for the nine months ended June 30, 2010 was $590 as compared to $545 for the same period a year ago, an 8% increase, due to a reduction in tables, related to the repositioning of the gaming floors of both properties. Slot revenue increases were a result of a combination of direct marketing efforts and the repositioning of IMG Resort and Casino’s gaming floors in April 2010.
     Hotel. Hotel revenue for the nine months ended June 30, 2010 decreased $1.4 million to $6.7 million from $8.1 million from the nine months ended June 30, 2009. Of the decrease, $0.7 million related to a change in accounting for Tribal Taxes described in note 1 to our consolidated financial statements included elsewhere in this 10-Q. In prior periods the taxes collected were included in net revenue and tax payments were included in expenses as opposed to being recorded as a liability and subsequent release of the liability. Since November 2009, taxes have been collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are not included in net revenue. This reduction related to the accounting for Tribal Taxes was offset by a corresponding decrease in operating expenses. The remaining decline in revenues is due to an overall decrease in leisure and business travel and a reduction in discretionary spending by our guests. Occupancy rates averaged 75%, an increase of 12%, for the nine months ended June 30, 2010, the average daily rate decreased to $141, for the nine months ended June 30, 2010, as compared to $167 for the same period a year ago. Revenue per available room decreased to $106 for the nine months ended June 30, 2010 from $112 for the nine months ended June 30, 2009. Both average daily rate and revenue per available room were negatively impacted by the change in accounting for Tribal Taxes.
     Food and Beverage. Food and Beverage revenues increased $0.5 million, or 6%, to $9.3 million for the nine months ended June 30, 2010 from $8.8 million for the nine months ended June 30, 2009 primarily due to an increase in customer volume and spend at our Ski Apache recreation facilities. For the nine months ended June 30, 2010, these increases were due to an increase in natural snowfall and our ability to commence operations at Ski Apache earlier compared to the previous year. In addition, Food and Beverage revenues increased as a result of higher customer volumes at IMG Resort and Casino.
     Recreation and Other. Recreation and Other revenues increased $3.7 million, or 34% to $14.6 million for the nine months ended June 30, 2010 compared to $10.9 million for the nine months ended June 30, 2009 due to an increase in customer volume at our Ski Apache recreation facilities for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009.
     Promotional Allowances. Promotional Allowances remained flat at $0.7 million for the nine months ended June 30, 2010 and 2009.
     Total Operating Expenses. Total operating expenses increased $2.9 million to $64.9 million for the nine months ended June 30, 2010 from $62.0 million for the nine months ended June 30, 2009. This increase was driven by increases in legal and other costs of $1.7 million related to the restructuring of our debt, $0.6 million in management fees and an increase of $1.2 million related to benefits, salaries and wages and Food and Beverage cost of sales at Ski Apache compared to the same period last year.
     Gaming. Gaming expenses decreased $1.5 million, or 8%, for the nine months ended June 30, 2010 to $16.9 million from $18.4 million for the nine months ended June 30, 2009 due to a decrease in head count, wages, benefits, supplies and regulatory fees associated with a decrease in gaming revenue as well as cost containment efforts.
     Hotel. Hotel expenses decreased $0.4 million to $2.6 million for the nine months ended June 30, 2010 from $3.0 million for the nine months ended June 30, 2009, resulting from a decrease in cost of sales, salaries, wages, benefits and other expense.
     Food and Beverage. Food and Beverage expenses increased $0.6 million, or 7%, to $9.6 million for the nine months ended June 30, 2010 from $9.0 million for the nine months ended June 30, 2009 due to an increase in customer volume and spend at our Ski Apache recreation facilities. Of the increase, $0.4 million was related to Food and Beverage operations at Ski Apache and is a direct result of increased revenues.
     Recreation and Other. Recreation and Other costs increased $0.6 million, or 8% to $8.0 million for the nine months ended June 30, 2010 from $7.4 million for the nine months ended June 30, 2009 due to an increase in customer volume and spend at our Ski Apache recreation facilities.
     Marketing. Marketing costs increased $0.5 million to $6.5 million for the nine months ended June 30, 2010 from $6.0 million for the nine months ended June 30, 2009 due to an increase in direct marketing costs associated with gaming and hotel offers. The composition of Marketing costs shifted away from broad-based marketing efforts to more targeted, database-oriented efforts.

     General and Administrative. General and administrative expenses decreased $1.6 million to $11.5 million for the nine months ended June 30, 2010 from $13.1 million for the nine months ended June 30, 2009 due to a decrease in benefits, salaries and wages of $0.6 million, repairs and maintenance $0.3 million and liability insurance of $0.9 million. These decreases were partially off set by an increase in utilities expense of $0.2 million.
     Management Fees. Since January 20, 2010, following approval by the NIGC of our management agreement with Warner Gaming, these expenses include management fees paid under our management agreement. These expenses were $579,151 for the nine months ended June 30, 2010. Before January 20, 2010 fees paid under our management agreement with Warner Gaming were accounted for as consulting fees in General and Administrative Expenses.
     Restructuring Costs. Restructuring costs were $1.7 million for the nine months ended June 30, 2010 and $0.0 for the nine months ended June 30, 2009. Restructuring costs include legal and other costs related to the restructuring of our debt.
     Insurance Reimbursement. Insurance reimbursements in the nine months ended June 30, 2009 reflected a recovery of approximately $4.3 million, compared to $1.5 million for the nine months ended June 30, 2010. In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated. IMG Resort and Casino’s insurance carrier agreed to provide approximately $4.7 million of coverage for the damage that occurred as a result of the flooding. Additionally, FEMA deemed the area a Federal Disaster area and has assured financial assistance of at least the deductible on our insurance policy, which is $100,000.
     Depreciation. Depreciation expense decreased $0.3 million to $8.8 million for the nine months ended June 30, 2010 from $9.1 million for the nine months ended June 30, 2009 due to our property and equipment assets being fully depreciated.
     Storm Costs. Storm costs were $183,647 for the nine months ended June 30, 2010 and $293,118 for the nine months ended June 30, 2009. Storm costs consisted of costs related to damage caused by Hurricane Dolly in 2008.
     Income from Operations. Income from operations decreased $0.6 million, or 3%, to $17.1 million for the nine months ended June 30, 2010 from $17.7 million for the nine months ended June 30, 2009. This decline was influenced by all of the factors described above, but most significantly by the $1.7 million of costs related to the restructuring of our debt.
     Other Income (Expenses). Other non-operating expenses were $23.2 million for the nine months ended June 30, 2010 and $19.5 million for the nine months ended June 30, 2009. Other income (expenses) is comprised primarily of interest income and interest expense, along with other expenses.
Liquidity and Capital Resources
     As of September 30, 2009 and June 30, 2010, we had cash and cash equivalents of $5.6 million and $11.2 million, respectively. Our principal source of liquidity for the nine months ended June 30, 2010 was cash provided by operating activities of $26.0 million primarily due to not making the November 15, 2009 and the May 15, 2010 $12.0 million required interest payments as well as the increase in operating income due to cost savings measures and new marketing strategies to improve revenues experienced during the first and second quarters of the fiscal year.
     Cash used in investing activities for the nine months ended June 30, 2010 was $3.0 million which included capital expenditures in the form of general maintenance capital expenditures of $1.9 million, consisting of purchases of gaming equipment and non-gaming equipment. In addition, the re-building of the maintenance building destroyed in a fire represented $1.1 million in capital expenditures.
     Cash used in financing activities for the nine months ended June 30, 2010 was $17.5 million, which primarily consisted of $13.0 million transferred to the Tribe’s reserve account, $1.7 million in direct distributions to the Tribe and $2.8 million in principal payments on our capital equipment loan. Our understanding is that the Tribe has approximately $22.1 million in a reserve account as of June 30, 2010.

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
Description of Indebtedness
The Senior Notes
     On November 3, 2003, we issued $200.0 million senior Notes, with fixed interest payable at a rate of 12% per annum. Interest on the Notes is payable semi-annually on May 15 and November 15. The Notes mature on November 15, 2010. As of June 30, 2010, accrued interest payable on the Notes was $44.2 million, including penalty interest as described below.
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
     We have not made the scheduled $12.0 million interest payments on the Notes since November 15, 2008. Our failure to make the interest payments on or before June 15, 2009, December 15, 2009 and June 15, 2010 constituted separate events of default under the Indenture governing the Notes and the trustee or holders of at least 25% of the outstanding principal amount of the Notes could declare all of the Notes immediately due and payable.
     Pursuant to the Indenture, we are obligated to pay penalty interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Notes (12%), and to pay interest on overdue installments of interest payable on the Notes at the same rate. As of June 30, 2010 the penalty interest accrued as a result was $2,476,932.
     The Tribe has engaged financial advisors, and negotiations between the Mescalero Apache Tribal Council and holders of the Notes continue. If the Notes are declared immediately due and payable, it would constitute a default under the terms of the Company’s furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan. Due to the events of default, the Notes have been classified as current in the accompanying consolidated balance sheet.
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, (the “BIA Note”) in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of June 30, 2010, there was approximately $0.3 million outstanding on the BIA Note.

Credit Facility
     On June 15, 2004, we entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed rate loan is fully amortizable over five years. Proceeds from the interest rate loan were used to fund furniture, fixtures and equipment for the Resort. As of June 30, 2010, approximately $35,286 remains outstanding.
     As discussed above, we have not made the scheduled $12.0 million interest payments on the Notes since November 15, 2008. If the Notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan.
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
     On August 5, 2010, Standard and Poor’s withdrew its ‘D’ issuer credit and issue-level ratings for IMG Resort and Casino.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we had no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation.
Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are an unincorporated Tribal business enterprise, directly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the periods ended June 30, 2010 or 2009, nor is it anticipated that we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. As of June 30, 2010, we had no variable rate debt outstanding.
     As of June 30, 2010, we held no derivative instruments.
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures.
     Our Chief Operating Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this Report, have concluded that as of the date, our disclosure controls and procedures were effective.

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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
See “Notes to Consolidated Financial Statements (unaudited) — Note 9 — Commitments and Contingencies — Legal Matters”.
Item 1A. Risk Factors.
     There were no material changes during the three months ended June 30, 2010 to our risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2009, except as noted below:
Our Chief Financial Officer has given notice of his resignation. It may be difficult for us to find a new Chief Financial Officer with the appropriate level of experience.
On August 3, 2010, Ben Martinez, our Chief Financial Officer and a member of our Management Board, gave notice of his intention to resign. It may be difficult to locate candidates to replace this position with the appropriate level of knowledge and experience. We can not assure you that we will be able to locate a qualified replacement candidate at all or on terms acceptable to us. Failure to timely recruit and retain a qualified candidate could result in management, operating and financial reporting difficulties, which could have an adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None, other than as previously disclosed with respect to the Notes.
Item 4. (Removed and Reserved)
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO
Date: August 20, 2010	By	/s/ Scott Eldredge
		Name:	Scott Eldredge
Its: Chief Operating Officer (Principal Executive Officer)

Date: August 20, 2010	By	/s/ Ben Martinez
		Name:	Ben Martinez
Its: Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.