Form 10-Q/A
period 2010-06-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2010-08-23
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) amends and restates the quarterly report on Form 10-Q for the quarter ended June 30, 2010, originally filed on August 20, 2010 (the “Original Filing”), of Inn of the Mountain Gods Resort and Casino (the “Company”). The purpose of this Amended Filing is to amend Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to include the increase in the amount of Food and Beverage expense for the three months ended June 30, 2009 that was attributable to Food and Beverage operations at Ski Apache in the comparison to the three months ended June 30, 2010. The complete sentence should read “Of this increase, $0.03 million was related to Food and Beverage operations at Ski Apache and is a direct result of increased revenues.”
     In accordance with Rule 12b-15 under the US Securities Exchange Act of 1934, as amended, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications pursuant to Section 302 and 906 of the Sarbanes Oxley Act of 2002 on Exhibits 31.1, 31.2 and 32.1 by the Company’s Chief Operating Officer and Chief Financial Officer. The other items of the Original Filing are restated in their entirety in this Amended Filing. However, except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms not defined in the Amended Filing shall have the meanings ascribed to them in the Original Filing.

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
     Food and Beverage. Food and Beverage expenses increased $0.4 million, or 14%, to $3.2 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009. Of this increase, $0.03 million was related to Food and Beverage operations at Ski Apache and is a direct result of increased revenues.
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