Form 10-K
period 2010-09-30
INN OF THE MOUNTAIN GODS RESORTS & CASINO
filed 2011-01-10
CIK 1280352

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
(575) 464-7777
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered under
Section 12(g) of the Act:
(Title of Class)
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
FORWARD-LOOKING STATEMENTS
     This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements regarding our expected financial condition, results of operations, business, strategies and financing plans in this Form 10-K are forward-looking statements. In addition, the words “anticipate,” “expect,” “will,” “propose,” “plan,” “intend,” “designed,” “estimate,” “adjust” and similar expressions, as they relate to us or our management, indicate forward-looking statements. These forward-looking statements may prove to be incorrect.
     Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors are disclosed under “Risk Factors” and elsewhere in this Form 10-K.
     You are urged to consider the below factors carefully in evaluating the forward-looking statements contained in this Form 10-K. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements. These forward-looking statements are made only as of the filing date of this Form 10-K. We do not intend, and undertake no obligation, to update these forward-looking statements. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:
•	our level of leverage and ability to meet our debt service obligations;

•	our dependence on WG-IMC, LLC and its majority owner, William W. Warner, to manage our facilities;

•	whether the exchange offer currently underway with respect to our existing debt securities is successful;

•	our financial performance;

•	restrictive covenants in our debt instruments;

•	realizing the benefits of our business plan and business strategies;

•	changes in gaming laws or regulations, including potential legalization of gaming in certain jurisdictions;

•	the impact of competition in our markets;

•	our ability to attract increasing numbers of customers;

•	general local, domestic and global economic conditions; and

•	other risks identified in this Form 10-K.
PART I.
Item 1. Business
Overview
Our Company
     We are a wholly-owned enterprise of the Tribe with the exclusive power to conduct gaming activities on the Tribe’s reservation. We operate New Mexico’s only all-season gaming destination resort on the Tribe’s 725 square mile reservation in south-central New Mexico. Our areas of operation are (all statistics in the following bullets are as of September 30, 2010):

•	Gaming. Approximately 47,000 square feet of combined gaming space, featuring 1,301 slot machines and 31 table games between our facilities at the IMG Resort and Casino (opened in March 2005) and Travel Center (opened in May 2003).

•	Food and Beverage. IMG Resort and Casino features: Wendell’s, a 116-seat casual and fine dining restaurant; Gathering of Nations Buffet, a 260-seat buffet style restaurant; a 72-seat sports bar; an 80-seat night club featuring live entertainment, dancing and DJ music; Wendell’s Lounge, a “piano” lounge featuring an oversized fireplace; and the Apache Summit BBQ, an 88-seat casual restaurant in the golf clubhouse which operates as a seasonal dining alternative catering primarily to guests at our golf course. Travel Center features Smokey B’s, a 130-seat casual dining restaurant, and one sports bar. Ski Apache operates one main restaurant and five satellite food and beverage outlets.

•	Hotel. The Inn features 273 luxury hotel rooms. The hotel varies between four and eight stories in height, depending upon the location along the hotel corridor, and allows for easy access to and from the casino and events center. Our over-sized deluxe guest rooms are either 480 square feet or 610 square feet and our suites are 1,200 square feet (with the ability to connect to a 480 square foot deluxe guest room, providing a total of 1,680 square feet in that configuration). All rooms feature a balcony view of Lake Mescalero, Sierra Blanca Mountain or the forest-lined golf course. The hotel also features an indoor swimming pool and fitness center, steam and sauna facilities for both men and women and a family locker area.

•	Recreation and Other. Our all-season recreational operations include Ski Apache, the second largest ski area in New Mexico with 11 ski lifts covering 55 trails over 750 acres, an 18-hole championship golf course, seasonal big-game hunts, a shooting range, horseback riding and boating and fishing on Lake Mescalero. Our ski resort is typically open from Thanksgiving until Easter, while our golf course generally operates from April through November. Our retail outlets include a gift shop, golf and pro shop and ski shop, as well as a 2,500-square foot convenience store and a fuel station with 12 gasoline and eight diesel pumping stations at the Travel Center.
Management Agreement
     On January 6, 2010, we entered into a management agreement with WG-IMG, LLC (a majority interest in which is owned by
William W. Warner) pursuant to which WG-IMG, LLC manages, operates and maintains our casino and other businesses and trains the Tribe in the operation and maintenance thereof. The management agreement became effective following approval by the National Indian Gaming Commission (“NIGC”) in a letter dated January 19, 2010, and has a term of five years thereafter. Prior to entering into the management agreement, WG-IMG, LLC, pursuant to a consulting agreement, dated as of February 10, 2009, evaluated and made recommendations with respect to our casino and other business operations.
Exchange Offer Regarding Existing Senior Notes
     We have incurred significant losses and have not made the scheduled semi-annual $12.0 million interest payments on our 12% Senior Notes due 2010 (the “Senior Notes”) since November 15, 2008. The Senior Notes matured on November 15, 2010. We did not pay the principal due at maturity. This constitutes an event of default under the indenture governing the Senior Notes and the trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes could declare all of such notes immediately due and payable. On November 24, 2010, we commenced a private offer to exchange our outstanding Senior Notes for (1) new 8.750% Senior Notes due 2020, (2) new Senior PIK Notes due 2020 and (3) a pro rata amount of $18 million in cash. The exchange offer was scheduled to expire at 5:00 p.m., New York City time, on January 7, 2011. The exchange offer has been extended to expire at 5:00 p.m., New York City time, on January 21, 2011, unless extended further or terminated. The purpose of the extension is to allow sufficient time for the receipt of regulatory approvals necessary for the exchange offer.
Business Strategy
     For the past fiscal year, our management continued its focus on cost control and guest service that began in the prior year. In addition, management placed a focus on growing revenues through (1) targeted marketing efforts, (2) enhanced gaming product and new casino floor layouts, (3) a focus on hotel rates and occupancy and (4) enhanced food offerings. The goal of these revenue growth strategies is to generate incremental guest traffic during non-peak times through offerings such as discounted buffet pricing, database offers and hotel room discounts, while maximizing revenues during the busiest times by yielding higher hotel rates, offering premium food options, and having the most popular gaming product. Our business is highly seasonal, which requires management to employ strategies for both peak and non-peak times in order to maximize profitability. Management also continued to execute a business strategy that aims at combining consistency in the delivery of quality in all products and services as well as the cross marketing of all our amenities.
•	The Inn of the Mountain Gods Resort and Casino — In 2010, the Resort launched a new brand campaign, “Above & Beyond,” representing the exceptional service, amenities and overall experience it offers. The revised brand strategy included a new advertising campaign that was executed internally, externally and through social media efforts. The Resort continues to be marketed and branded as the best all-season resort destination in the Southwest. The combination of premium quality facilities that are situated in the naturally beautiful mountains of Mescalero, distinguish the Inn from its competition within the region. To further refine the Inn’s brand, consistency in the delivery of quality in all services and amenities has been essential to attracting new guests as well as retaining existing ones. The Resort has used cross marketing opportunities with the enterprise’s other amenities to increase hotel occupancy and attract new customers.

•	Casino Apache Travel Center — Casino Apache has developed a strong local customer base which fuels a year-round revenue stream. The facility is located directly off Highway 70, with more than 5.9 million vehicles passing by each year. Mid-week food and gaming promotions are offered and showcased on the electronic reader board. The grill-type restaurant features larger portion sizes of high-quality food at reasonable prices. A wide variety of slots is offered with a concentration in the lower denominations.

•	Ski Apache — Business at Ski Apache has historically been highly dependent on the weather. For the fiscal year ended September 30, 2010, Ski Apache generated strong results due to significant snowfall. In 2008, however, Ski Apache’s results suffered due to the lack of snowfall. We have invested in snow making equipment that should mitigate some of the risk of poor snowfall in the future. The management team continues to concentrate on service, maintenance and improved labor utilization to improve operating results. Ski Apache is cross-marketed with the Resort in an effort to generate increases in non-gaming revenues.

•	Championship Golf — The Ted Robinson-designed championship golf course serves as an important amenity for the Inn of the Mountain Gods Resort. The golf course was originally opened in 1975 and has developed a reputation for providing a high-quality golf experience in a uniquely beautiful mountain setting. The golf course brand has also been enhanced by serving as the host location for the top two professional tournaments held in the State of New Mexico for the past four years. The hotel sales department has also been successful using the golf course as a cross-marketing tool to attract guests.

•	Big Game Hunting — We believe Mescalero Big Game Hunts is one of the top bull elk operations in North America. Co-branding alliance with Christensen Arms, a premium firearms manufacturer, has expanded awareness and boosted recognition not only of the hunts but also of IMG Resort and Casino. In particular, the Inn has successfully marketed the hunt program to attract customers from outside of our regional customer base.
Gaming in New Mexico
Competition
     Our primary market area encompasses southern New Mexico, including the cities of Ruidoso, Alamogordo, Las Cruces and Roswell, western Texas, including the cities of El Paso, Lubbock and Odessa and northern Mexico, including Ciudad Juárez. According to the U.S. Census Bureau and Desarrollo Economico de Ciudad Juárez/INEGI, as of March 2010, there were an estimated 2.6 million people in our primary market area.
     Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 11 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all of which are outside of our primary market area. There is also a racino in Hobbs, New Mexico, which is outside of our primary market area, but impacts our west Texas customers. Further, the Department of Interior recently announced that it is reconsidering its denial of the Pueblo of Jemez’s application to put land into trust. The Pueblo of Jemez is seeking trust status in order to conduct gaming on its land in Anthony, New Mexico, which is located approximately 120 miles from our casino and approximately 20 miles north of El Paso, Texas.
     We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities.
Mescalero Apache Tribe
Tribal Administration
     The Tribe is a federally recognized Indian tribe located on a 725 square mile reservation in south-central New Mexico and as of September 30, 2010, had approximately 4,681 members. The Indian Reorganization Act of 1934 and subsequent federal legislation govern the relationship between the Tribe and the United States government. The Tribe operates under a constitution approved by the United States Secretary of the Interior on March 25, 1936, revised on January 12, 1965, and amended on May 31, 1985.
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
     A judge of the Tribal Court must be an Indian as defined in the Tribal Code, not less than thirty-five years or more than seventy years of age, and cannot have been convicted of a felony, or, within one year, of a misdemeanor. The Tribal Code defines an “Indian” as someone who possesses at least one-quarter Indian blood, and is a member of any federally recognized tribe, nation, or band of Indians, or is an Eskimo, Aleut, or other Alaskan.
     The Tribe has adopted its own rules of procedure and evidence, which are found in the Tribal Code. In determining cases, a tribal court judge relies on the applicable laws in the following order of precedence: (a) Tribal Constitution, Tribal Code, ordinances, traditions and customs and (b) federal laws not in conflict with tribal laws and customs.

Mescalero Apache Tribal Gaming Commission
     On August 20, 1999, the Tribe formed the Mescalero Apache Tribal Gaming Commission as a governmental subdivision of the Tribe. The Mescalero Apache Tribal Gaming Commission consists of 4 members, including a Chairman, Vice Chairman and Secretary-Treasurer and Commissioner. The Mescalero Apache Tribal Gaming Commission is vested with the authority to regulate all licenses and gaming activity conducted on tribal lands, including licensing persons, vendors, financial sources and contractors employed by the casino, ensuring compliance with internal control standards established by the National Indian Gaming Commission, or the NIGC, an independent agency within the U.S. Department of the Interior, and establishing technical specifications for gaming devices. The Mescalero Apache Tribal Gaming Commission is responsible for carrying out the Tribe’s regulatory responsibilities under federal, state and tribal law and the 2001 Compact.
Government Regulation
General
     We are subject to federal and tribal laws governing commercial relationships with Indians, Indian gaming and the management and financing of casinos owned by an Indian tribe. In addition, we are regulated by federal and Mescalero Apache tribal laws and regulations applicable to the Indian gaming industry and to the distribution of gaming equipment. The conduct of class III “Las Vegas-style gaming” by the Tribe is also subject to regulation by the State of New Mexico in accordance with the terms of the 2001 Compact. The following description of the regulatory environment in which Indian gaming takes place and in which we operate our casinos is only a summary and not a complete recitation of all applicable law. We cannot predict how certain provisions will be interpreted from time to time or whether they will remain intact. Changes in these laws could have a material adverse impact on our business and results of operations and our ability to meet our debt service obligations.
Tribal Law and Legal Systems
     Applicability of Federal Law. Federally recognized Indian tribes are independent governments, with sovereign powers, except as those powers may have been limited by treaty or by the U.S. Congress. The power of Indian tribes to enact their own laws to regulate gaming derives from the inherent sovereignty of Indian tribes as confirmed by the Indian Gaming Regulatory Act of 1988 (the “IGRA”). Indian tribes maintain their own governmental systems and often their own judicial systems. Indian tribes have the right to tax persons and businesses operating on tribal lands, and also have the right to require licenses and to impose other forms of regulations and regulatory fees on persons and businesses operating on their lands.
     Waiver of Sovereign Immunity; Jurisdiction; Exhaustion of Tribal Remedies. Indian tribes enjoy sovereign immunity from un-consented suit similar to that of the states and the United States. To sue an Indian tribe (or an enterprise, agency or instrumentality of an Indian tribe, such as us), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute. Further, in most commercial disputes with Indian tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. A commercial dispute is unlikely to present a federal question, and courts have ruled that an Indian tribe (or enterprise, agency or instrumentality thereof) as a party is not a citizen of any state for purposes of establishing diversity jurisdiction in the federal courts. The remedies available against an Indian tribe also depend, at least in part, on the rules of comity requiring initial exhaustion of remedies of tribal tribunals and, as to most judicial remedies, the terms of the tribe’s consent to be sued contained in the disputed agreements. Under U.S. Supreme Court case law, where a tribal court exists, the remedies in that forum first may have to be exhausted before any dispute arising on or involving the affected tribe’s reservation and to which the tribe, a tribal enterprise such as us or a tribal member is a party, can be properly heard by federal or state courts which might otherwise have jurisdiction. Generally, where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court first may need to rule as to the limits of its own jurisdiction, subject to certain limited exceptions enumerated by the U.S. Supreme Court.

The Indian Gaming Regulatory Act of 1988
     Regulatory Authority. The operation of casinos and of all gaming on Indian land is subject to the IGRA. IGRA is administered by the NIGC which exercises primary federal regulatory responsibility over Indian gaming. The NIGC has exclusive authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming (as described below), approve management agreements for gaming facilities, and conduct investigations and generally monitor tribal gaming. The Bureau of Indian Affairs, or the BIA, which is a bureau of the Department of the Interior, retains certain responsibilities under IGRA (such as the approval of per capita distribution plans to tribal members and the approval of transfers of lands into trust status for gaming). The BIA also has responsibility to review and approve land leases and other agreements relating to Indian lands. Criminal enforcement is a shared responsibility of the U.S. Department of Justice and the Tribe, in accordance with federal law, and perhaps by the state in which the Tribe is located if provided for in a tribal state compact regarding the conduct of class III “Las Vegas-style gaming.”
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
     Class III gaming is permitted on Indian lands if the conditions applicable to Class II gaming are met and, in addition, the gaming is conducted in conformity with the terms of a tribal-state compact, which is a written agreement between the tribal government and the government of the state within whose boundaries the tribe’s lands lie. IGRA requires Indian tribes to enter into tribal-state compacts in order to conduct Class III gaming. Such compacts must be approved by the Secretary of the Department of the Interior in order to become effective.
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
     Tribal Ordinances. Under IGRA, except to the extent otherwise provided in a tribal-state compact as described below, Indian tribal governments have primary regulatory authority over Class III gaming on land within a tribe’s jurisdiction. Therefore, a tribe’s gaming operations and persons engaged in gaming activities are guided by and subject to the provisions of that tribe’s ordinances and regulations regarding gaming.
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
Employee and Labor Relations
     As of September 30, 2010, we had 819 full-time team members, excluding approximately 63 additional seasonal team members during the ski season, which typically runs from Thanksgiving to Easter. We have developed and implemented training programs for our hotel and resort team members and believe that we will be able to hire and train a sufficient number of employees for the operation of the Resort. Our team members are not covered by any collective bargaining agreements. We have good labor relations with our team members, over 45% of whom are tribal members or tribal affiliates.
Item 1A. Risk Factors
RISK FACTORS
     In addition to other information contained in this Report, you should carefully consider the following cautionary statements and risk factors. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition, and results of operations could suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements. See “Forward-Looking Statements.”
Risks Relating to Our Business
The report of our Independent Registered Public Accounting Firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a “going concern.”
     Our failure to make scheduled interest payments on the Senior Notes since November 15, 2008, together with our history of recurring losses, negative working capital and limited access to capital, has caused our independent registered public accounting firm to express substantial doubts about our ability to continue as a going concern in their audit of our financial statements for the fiscal year ended September 30, 2010. Historically, we have not generated sufficient cash flow from operations to satisfy our capital requirements and we have relied upon debt financing arrangements to satisfy such requirements. There can be no assurance that our future cash flows and capital resources will be sufficient to meet our capital requirements. If we are unable to generate sufficient cash flow from operations and refinance or restructure our debt, we will be left without sufficient liquidity and may be forced to continue to reduce or delay activities and capital expenditures and may not be able to meet our debt service requirements and repayment obligations.
We have a substantial amount of indebtedness, which could adversely affect our financial condition.
     As of September 30, 2010, we had an aggregate of $252.2 million of indebtedness outstanding, which includes $200.0 million of principal and $51.8 million of accrued interest in connection with our 12% Senior Notes due 2010. This substantial indebtedness could have important consequences to you and significant effects on our business and future operations. For example, it could:
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
     Our ability to make payments on and repay or refinance our debt will depend on our ability to generate cash flow from the operations of our gaming and other resort operations. Our ability to generate sufficient cash flow from operations to satisfy our obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and other factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these alternatives may not be available to us on reasonable terms or at all, or, if available, they may not be available in amounts adequate to enable us to satisfy our debt service obligations:
•	unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities;

•	our ability to incur additional debt is or is expected to be limited by the covenants of the indentures governing our 12% Senior Notes due 2010 and any notes issued in exchange for such notes; and

•	the indentures governing our 12% Senior Notes due 2010 and any notes issued in exchange for such notes include or are expected to include covenants which limit our ability to create liens on or sell our assets.

•	If our cash flow is insufficient and we are unable to raise additional capital, we may not be able meet our debt service obligations.
Our failure to make scheduled payments on our Senior Notes due 2010 constitutes an event of default and the notes could be declared immediately due and payable. After consummation of the exchange offer, if any, our 12% Senior Notes due 2010 will remain in default and we may determine not to make any further payments on the Senior Notes due 2010, in which case holders of such notes may need to pursue remedies against us.
     We have not made the scheduled semi-annual $12.0 million interest payments on our 12% Senior Notes due 2010 (the “Senior Notes”) since November 15, 2008. The Senior Notes matured on November 15, 2010. We did not pay the principal due at maturity. Our failure to make these payments constitutes an event of default under the indenture governing the Senior Notes and the trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes could declare all of such notes immediately due and payable. After the consummation of the exchange offer, if any, an event of default will continue to exist under the indenture governing the Senior Notes, with respect to any Senior Notes that remain outstanding. We may determine not to make any further payments on the Senior Notes, in which case holders of such notes may need to pursue remedies against us.
If our Senior Notes due 2010 are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan, which would have a material adverse effect on our business.
     In 2004, we borrowed an aggregate of $15.0 million to finance the purchase of furniture and equipment for the Resort. As of September 30, 2010, we had $8,912 outstanding under the loan. The loan is secured by substantially all of the gaming equipment and other furniture and equipment at the Resort. It would be a default under the loan if our Senior Notes were to be declared due and payable immediately. In addition, a default under the loan would exist if, among other things, (1) we or any of our subsidiaries becomes insolvent or makes an assignment for the benefit of creditors or (2) there has been a material adverse change in our financial condition or the financial condition of any of our subsidiaries since any funding under the loan. Upon the occurrence of a default under the loan, the lenders may declare the loan to be due and payable immediately and would be able to enforce their rights to the collateral securing the loan. Foreclosure on a material portion of the collateral securing the loan could significantly impair our ability to operate the Resort, which would have a material adverse effect on our business.
Failure to consummate the exchange offer successfully will cause the Senior Notes to remain in default and the Senior Notes could become immediately due and payable.
     On November 24, 2010, we commenced a private offer to exchange our outstanding Senior Notes for two series of new notes and cash. The exchange offer is subject to several conditions which must be satisfied or waived, including at least 99.5% of the outstanding principal amount of the Senior Notes being tendered and our receipt of a letter from the NIGC providing that the indenture governing the notes to be issued in exchange for the Senior Notes and the primary collateral documents securing such exchange notes are not management contracts required to be approved by the chairperson of the NIGC. We also have the right to terminate the exchange offer at any time. The exchange offer is part of our ongoing strategy to refinance and restructure our existing indebtedness. If we fail to consummate the exchange offer successfully, an event of default will continue to exist under the indenture governing the Senior Notes and the trustee or holders of at least 25% of the outstanding principal amount of the Senior Notes could declare all of the Senior Notes immediately due and payable.
We are dependent on WG-IMG, LLC and its majority owner, William W. Warner, as manager of the casino and our other businesses, and the loss of either could have an adverse impact on our business and results of operations.
     The success of our business will significantly depend on the efforts and skills of our management company, WG-IMG, LLC and its majority owner, William W. Warner. Our management agreement with WG-IMG, LLC has a term of five years from the date the NIGC approved the agreement, which occurred on January 19, 2010. Should we lose the services of WG-IMG, LLC for any reason, we would be able to hire on a salaried basis individual managers to manage our casino resort, but we would be unable to engage another company to manage our casino resort until the NIGC approves the contractual arrangement and conducts necessary background investigations of the new management company and its key employees. This process typically takes between nine and 24 months for a company that has not previously undergone a background investigation conducted by the NIGC. If we lose WG-IMC, LLC as our manager and we are unable to promptly engage qualified managerial employees or a qualified management company on terms favorable to us, our business and results of operations may be adversely affected and we may be unable to make payments on the New Notes.
     Additionally, the loss of William W. Warner, the majority owner of WG-IMG, LLC, would result in a significant loss of expertise, which in turn could have a material adverse effect on WG-IMG, LLC’s ability to manage our casino resort.
Restrictive covenants in the indentures governing our Senior Notes due 2010 and any notes issued in exchange thereof may limit our ability to expand our operations and capitalize on our business opportunities.
     The indenture governing our Senior Notes due 2010 currently includes, and the indenture to govern any notes issued in exchange thereof is expected to include, covenants which limit our ability to borrow money, make investments, create liens, sell assets, engage in transactions with affiliates, engage in other businesses and engage in mergers or consolidations. These restrictive covenants may limit our ability to expand our operations and capitalize on business opportunities. If we are unable to expand our operation or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.
If we are unable to realize the benefits of our business strategy, our business and results of operations could be adversely affected.
     Our business strategy is to offer an all-season gaming destination resort, with a focus on cost-control, internal controls and guest services across each of the Tribe’s hospitality enterprises. Implementation of our business strategy could be adversely affected by a number of factors beyond our control, including general or local economic conditions, increased competition or other changes in our industry. In particular, we may not be able to attract a sufficient number of guests, gaming customers and other visitors in order to achieve our performance goals. Furthermore, we may not be successful in our plan to promote our customers’ utilization of our various resort amenities, including our gaming, hotel, entertainment and other amenities to a degree that will allow us to achieve our performance goals. Additionally, our business strategy, intended to capitalize on the spending levels of our patrons, attract customers from new target markets and reduce seasonality, may not achieve its intended results. A failure to effectively implement our business strategy could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our debt service obligations.
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
     Federal, state and tribal laws and regulations, and our gaming compact, regulate our gaming operations. For example, various regulatory bodies, including the NIGC, the Mescalero Apache Tribal Gaming Commission and the New Mexico Gaming Control Board have oversight of our gaming operations. In addition, the U.S. Congress has authority over Indian affairs and can establish and change the terms upon which Indian tribes may conduct gaming. The operation of all gaming on Indian lands is subject to IGRA.
     The legal and regulatory environment governing our activities, which involve gaming and commercial relations with Indian tribes, is susceptible to changes in public policy regarding these matters and we cannot predict the ramifications of future legislative acts. Changes in applicable laws or regulations, or a change in the interpretation of these laws or regulations or our gaming compact with the State of New Mexico could limit or materially affect the types of gaming, if any, that we may offer. Any restrictions with respect to gaming could have a material adverse effect on our business, financial condition, results of operations and our ability to meet our debt service obligations.
We compete with casinos, other forms of gaming and other resort properties. If we are not able to successfully compete, we will not be able to generate sufficient cash flow to meet our debt service obligations.
     The gaming industry is very competitive. Currently, we compete with 15 tribal gaming casinos and non-tribal racinos operated within 200 miles of our location, one of which, Ruidoso Downs, is approximately 10 miles away from us in Ruidoso, and another, Sunland Park Racetrack and Casino, is approximately 125 miles away from us in Sunland Park, New Mexico. Ruidoso Downs offers quarter horse and thoroughbred racing from May through September, as well as a 20,000 square foot casino featuring approximately 300 slot machines and a buffet restaurant. Sunland Park offers quarter horse and thoroughbred racing from mid-November to early-April, a 36,000 square foot casino featuring approximately 700 slot machines and five restaurants. The other 11 tribal gaming casinos and one racino are located in and around Albuquerque and Santa Fe, New Mexico, all of which are outside of our primary market area. There is also a racino in Hobbs, New Mexico, which is outside of our primary market area, but impacts our west Texas customers. Recently, the Department of Interior announced that it is reconsidering its denial of the Pueblo of Jemez’s application to put land into trust. The Pueblo of Jemez is seeking trust status in order to conduct gaming on its land in Anthony, New Mexico, which is located approximately 120 miles from our casino and approximately 20 miles north of El Paso, Texas. We also compete with other forms of legal gaming in New Mexico, Texas and Northern Mexico, including horse racing, Class II gaming, pari-mutuel wagering, the New Mexico State Lottery, the Texas State Lottery, as well as non-gaming leisure activities. We intend to expand our existing geographic market and increase the percentage of our overnight and larger spending customers who tend to live greater distances from us. Many of our competitors in this expanded geographical market have substantially greater resources and name recognition than we do or are in a more convenient location, which is closer to a major population center or transportation hub. If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations.

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
     We rely primarily on drive-in customers living within our primary market area consisting of southern New Mexico, western Texas and northern Mexico for the majority of our revenues. We expect to increase our market reach, but if our marketing strategy is not successful, our primary customer base will continue to be a predominately local one. Therefore, we are subject to greater risks than more geographically diversified gaming or resort operations. Among others, the following conditions could have a material adverse effect on our results of operations:
•	a decline in the economies of our primary market area or a deadline in the number of gaming customers from these areas for any reason;

•	an increase in competition in our primary market area or the surrounding area;

•	inaccessibility due to road construction or closures of primary access routes; and

•	natural and other disasters in the surrounding area including forest fires and floods.
     These factors may cause a disruption in our business and as a result have a material adverse effect on our business, financial condition, result of operations and our ability to meet our debt service obligations.
We do not currently have a Chief Financial Officer and it may be difficult for us to find a Chief Financial Officer with the appropriate level of experience.
     On October 1, 2010, Ben Martinez, our Chief Financial Officer and a member of our Management Board, resigned. In the interim, Scott Eldredge has assumed the role of Chief Financial Officer. It may be difficult to locate candidates to replace this position with the appropriate level of knowledge and experience. We can not assure you that we will be able to locate a qualified replacement candidate at all or on terms acceptable to us. Failure to timely recruit and retain a qualified candidate could result in management, operating and financial reporting difficulties, which could have an adverse effect on our business.
We may face difficulties in recruiting, training and retaining qualified employees and our failure to do so could have a material adverse effect on our business.
     The operation of our resort requires us to continuously recruit and retain a substantial number of qualified professionals, employees, executives and managers with gaming, hospitality, management and financial reporting experience. There can be no assurances that we will be able to recruit, train and retain a sufficient number of qualified employees. A failure to be able to recruit and retain qualified personnel could result in management, operating and financial reporting difficulties or affect the experience and enjoyment of our patrons, either of which could have a material adverse effect on our business, financial condition, results of operations or ability to meet our debt service obligations. Other members of senior management may also change from time to time, which loss could cause disruption or additional expense to replace
Changes in the Tribal Council and our Management Board or their policies could affect the Inn of the Mountain Gods Resort and Casino or other aspects of our business.
     The terms of all Tribal Council members (including the President and Vice President of the Tribe) are two years, with members elected on a staggered basis so that four Tribal Council members are elected each year. Because members of the Tribal Council typically comprise a majority of our Management Board, any changes to the Tribal Council will also alter the composition of our Management Board, which directly oversees the Inn of the Mountain Gods Resort and Casino. If there is a significant change in the composition of the Tribal Council, the new Tribal Council may not have the same agenda or goals as the current government, in particular with respect to our operations. Changes in the Tribal Council and our Management Board or their policies could result in significant changes in our structure or operations, which could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to meet our debt service obligations.

The effects of inflation may have a material adverse effect on our operations.
     Changes in competitive and economic conditions or in specific prices affecting the industry and our operations, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general and on our operations.
Energy and fuel price increases, such as the dramatic increases in gasoline prices in recent years, may adversely affect our costs of operations and our revenues.
     We use a significant amount of electricity, natural gas and other forms of energy. Substantial increases in the cost of electricity in the United States would negatively affect our results of operations. In addition, energy and fuel price increases in cities that constitute a significant source of our customers could result in a decline in disposable income of potential customers, and lead our customers and potential customers to decide not to travel, either of which could result in a corresponding decrease in visitation to Inn of the Mountain Gods Resort and Casino, which would negatively impact our revenues. The extent of this impact is subject to the magnitude and duration of the energy and fuel price increases, which could be material.
Our insurance policy failed to cover all of the storm damage due to Hurricane Dolly in 2008 and may fail to cover similar or other damage in the future.
     The severe flooding which occurred due to weather remnants of Hurricane Dolly caused a substantial amount of damage to Ski Apache. We have an insurance policy that provides for up to $5.0 million in flood damage coverage with a $100,000 deductible. The insurance company has covered $5.0 million of our flood damage insurance claim however; we are bearing the costs of repairs and seeking alternative funding sources through FEMA for reimbursement of those costs in excess of $5.0 million. There can be no assurance that our insurance coverage is sufficient to cover damage similar to that caused by Hurricane Dolly or other damage in the future.
The downturn in the economy may continue to affect consumer spending on discretionary items such as travel and leisure, which could have a material adverse effect on our business, financial condition and results of operations.
     Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of calendar year 2008 has continued since that time. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy. A continued or protracted downturn in the economy could adversely impact consumer spending on discretionary items such as travel and leisure. Factors that could affect consumers’ willingness to spend money on non-essential leisure travel include general business conditions, levels of employment, energy costs, interest rates and tax rates, the availability of consumer credit and consumer confidence. A reduction in consumer spending could significantly reduce our profits. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.
A change in the tax treatment of the casino’s revenues could have a material adverse effect on our ability to fulfill our obligations under the New Notes.
     Based on current interpretations of United States tax laws, the casino’s revenues are not taxable for United States federal income tax purposes. There can be no assurance that these interpretations will not be reversed or modified, or that federal tax law will not change. In the past, efforts have been made in Congress to tax the income of tribal business entities. Although no such legislation has been enacted, or is currently pending, similar legislation could be passed in the future. Future legislation in this area could materially and adversely affect our ability to make payments our debt service obligations.

Recent turmoil in the credit and capital markets and in the financial services industry may increase our borrowing costs and may negatively impact our liquidity.
     Recently, the credit markets, capital markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to borrow money to finance our operations were to be impaired. We may also be unable to refinance our indebtedness in the capital markets if we desire or we may be able to do so only at unfavorable rates as a result of capital markets turmoil. In addition, capital markets have recently experienced significant volatility and disruption. We anticipate that the capital markets could be a source of refinancing of our indebtedness in the future. This source of refinancing may not be available if capital markets volatility and disruption continues, which could have a material adverse effect on our liquidity.
We may be subject to material environmental liability as a result of unknown environmental hazards, thereby exposing us to substantial investigation, remediation or removal costs.
     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or chemical releases on or relating to its property and may be held liable to a governmental entity or to third parties for property damage, personal injury and for investigation and cleanup costs incurred by such parties in connection with the contamination. Such laws typically impose cleanup responsibility and liability without regard to whether the owner knew of or caused the presence of contaminants. The costs of investigation, remediation or removal of such substances may be substantial. Although the Tribe has not waived its sovereign immunity with regard to such federal, state and local environmental legislation (and is otherwise not subject to state and local environmental legislation), the existence or discovery of an environmental hazard on any of its lands could result in an assertion of liability under federal environmental laws and have a significant adverse effect on the Tribe’s relations with the state and the local community.
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
Item 4. (Removed and Reserved)
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities
     The Resort has not issued or sold any equity securities.

Item 6. Selected Financial Data
SELECTED HISTORICAL FINANCIAL AND OTHER DATA

		Twelve months
	Fiscal year ended	ended	Five months ended		Fiscal year ended
	September 30,	September 30,	September 30,		April 30,
	2010	2009	2009	2008	2009	2008	2007	2006
		(unaudited)		(unaudited)
Statements of Income Data:
Revenues:
Gaming	$74,722	$74,555	$35,125	$34,920	$74,383	$77,537	$76,473	$76,476
Hotel	10,047	10,921	5,430	6,138	11,422	12,157	12,199	9,587
Food and beverage	12,978	11,956	5,721	6,348	12,582	14,265	13,213	11,535
Recreation and other	18,390	14,306	5,455	7,962	16,812	20,216	22,821	16,220

Gross revenues	116,137	111,738	51,731	55,368	115,199	124,175	124,706	113,818
Less: promotional allowances	949	891	395	352	882	2,105	2,255	2,766

Net revenues	115,188	110,847	51,336	55,016	114,317	122,070	122,451	111,052

Operating expenses:
Gaming	23,919	24,968	10,820	12,101	26,249	26,647	26,376	27,179
Hotel	3,605	4,005	1,553	2,306	4,758	4,434	4,658	5,181
Food and beverage	13,275	12,349	5,298	6,497	13,547	15,348	14,215	15,729
Recreation and other	11,029	10,124	4,221	5,935	11,881	14,908	13,862	12,379
Marketing	8,513	8,490	3,893	3,240	8,344	10,005	8,816	8,920
General and administrative	15,532	17,185	6,194	6,841	16,885	14,594	13,998	18,418
Management fees	2,005	—	—	—	—	—	—	—
Refinance charges	1,420	—	—	—	—	—	—	—
Depreciation and amortization	11,400	12,110	5,073	5,125	12,162	16,061	18,170	17,779
Insurance reimbursement	(2,237)	(5,451)	(45)	(1,100)	(5,406)	—	—	—
Storm costs	221	300	21	117	377	—	—	—
Loss (gain) on disposal of assets	(25)	(18)	(15)	46	294	64	7	—

Total operating expenses	88,657	84,062	37,013	41,108	89,091	102,061	100,102	105,585

Income from operations	26,531	26,785	14,323	13,908	25,226	20,009	22,349	5,467
Interest income (expense), net of amounts capitalized	(31,372)	(27,316)	(12,070)	(10,911)	(26,115)	(26,230)	(26,362)	(26,398)
Other non-operating income	114	51	25	44	32	47	48	(337)

Net income (loss)	$(4,727)	$(480)	$2,278	$3,041	$(857)	$(6,174)	$(3,965)	$(21,268)

Fiscal
year
ended	Twelve months
September	ended	Five months ended	Fiscal year ended
30,	September 30,	September 30,	April 30,
2010	2009	2009	2008	2009	2008	2007	2006
(unaudited)	(unaudited)
Other Financial Data:
EBITDA(1)	$37,931	$38,895	$19,396	$19,033	$37,388	$36,070	$40,519	$23,246
Capital expenditures	3,907	830	830	836	9,358	1,298	472	14,769
Cash provided by (used in) operating activities	38,230	19,437	19,793	7,322	8,728	11,297	10,583	(1,528)
Cash used in investing activities	(4,594)	(830)	(1,185)	(999)	(4,536)	(1,298)	(1,517)	(20,640)
Cash provided by (used in) financing activities	(20,086)	(20,635)	(20,635)	(4,386)	(11,610)	(11,953)	(8,906)	25,218
Ratio of Earnings to Fixed Charges (2)	0.9	x	1.0	x	1.2	x	1.3	x	1.0	x	0.8	x	0.9	x	0.2	x

	Fiscal
	year
	ended	Twelve months
	September	ended	Five months ended		Fiscal year ended
	30,	September 30,	September 30,		April 30,
	2010	2009	2009	2008	2009	2008	2007	2006
		(unaudited)		(unaudited)
Property Data (as of end of period except win per day data) (unaudited):
Net slot win per day	$138	$129	$151	$135	$127	$125	$125	$119
Net table game win per day	$661	$608	773	$652	$576	$601	$557	$513
Number of slot machines	1,301	1,359	1,304	1,458	1,423	1,462	1,501	1,510
Number of table games	31	41	37	42	45	42	46	47
Number of hotel rooms	273	273	273	273	273	273	273	273
Number of restaurant seats	803	803	803	803	803	803	803	803
Gaming square footage	47,000	47,000	47,000	47,000	47,000	47,000	47,000	47,000
Balance Sheet Data:
Cash and cash equivalents	$19,079	$5,529	$5,529	$16,912	$7,557	$14,975	$16,930	$16,768
Total assets	204,540	199,626	199,626	217,044	205,097	217,944	235,539	273,360
Total debt and capital lease obligations	200,402	203,321	203,321	207,122	204,922	204,639	208,174	214,780
Total equity (deficit)	(57,268)	(35,374)	(35,374)	(11,103)	(18,618)	(9,757)	4,421	31,365

(1) We define EBITDA as earnings before interest, taxes, depreciation and amortization. We are instrumentalities of a sovereign Indian nation and are not subject to federal or state income tax. Below is a quantitative reconciliation of EBITDA to the most directly comparable GAAP financial performance measure, which is net income:

	Fiscal year ended	Twelve months	Five months ended		Fiscal year ended
	September 30,	ended September 30,	September 30,		April 30,
	2010	2009	2009	2008	2009	2008	2007	2006
		(unaudited)		(unaudited)
Net (loss) income	$(4,727)	$(480)	$2,278	$3,041	$(857)	$(6,174)	$(3,965)	$(21,268)
Interest expense, net	31,258	27,265	12,045	10,867	26,083	26,183	26,314	26,735
Depreciation and amortization	11,400	12,110	5,073	5,125	12,162	16,061	18,170	17,779

EBITDA	$37,931	$38,895	$19,396	$19,033	$37,388	$36,070	$40,519	$23,246

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
(2) Ratio of earnings to fixed charges. “Earnings” consist of income (loss) from continuing operations including amortization of capitalized interest, before extraordinary items, and fixed charges. “Fixed charges” consist of interest expense, capitalized expenses related to indebtedness, the portion of operating lease expense that represents interest and any preference security dividend requirements of consolidated subsidiaries. The table in Exhibit 12.1 sets forth our calculation of ratio of earnings to fixed charges for the periods indicated.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     On September 3, 2009, the Board of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year ending September 30. This change in fiscal year makes the Company’s year-end coincide with the Tribe’s fiscal year end. This annual report covers the fiscal year ended September 30, 2010.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and has not made the scheduled semi-annual $12.0 million interest payments on our Senior Notes due 2010 since November 15, 2008. The Senior Notes matured on November 15, 2010. We did not pay the principal due at maturity. This constitutes an event of default under the indenture governing the Senior Notes and the trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes could declare all of such notes immediately due and payable. Pursuant to the indenture, we are obligated to pay interest on overdue installments of interest payable on the Senior Notes at a rate equal to 13% per annum (1% per annum in excess of the then applicable annual interest rate on the Senior Notes). As of September 30, 2010, the Company had negative working capital of approximately $239.5 million and a total deficit of approximately $57.3 million. The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     On November 24, 2010, we commenced a private offer to exchange our outstanding Senior Notes for (1) new 8.750% Senior Notes due 2020, (2) new Senior PIK Notes due 2020 and (3) a pro rata amount of $18 million in cash. The exchange offer was scheduled to expire at 5:00 p.m., New York City time, on January 7, 2011. The exchange offer has been extended to expire at 5:00 p.m., New York City time, on January 21, 2011, unless extended further or terminated. The purpose of the extension is to allow sufficient time for the receipt of regulatory approvals necessary for the exchange offer.
     Historically, IMG Resort and Casino has not generated sufficient cash flow from operations to satisfy our capital requirements and has relied upon debt financing arrangements to satisfy such requirements. The current cash flows and capital resources may be insufficient to meet both short and long term debt obligations and commitments, and IMG Resort and Casino may be forced to reduce or delay activities and capital expenditures if we are unable to refinance our debt. In the event that we are unable to refinance or restructure our debt, we will be left without sufficient liquidity and will not be able to meet our debt service requirements and repayment obligations.
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
Summary of Past Year’s Activities
     The challenges for IMGRC were significant this year. However, during the year, there were also a number of positive accomplishments and significant changes, a summary of which are highlighted below:
•	Marketing and Promotional Activity
•	Enhancing Guest Loyalty Program — The Apache Spirit Club is the guest loyalty program that offers incremental value to guests for gaming and non-gaming spending. The program is a tiered guest loyalty program in which customers earn points for gaming activity. Points accumulated from gaming can be redeemed for all goods and services offered by any of IMGRC’s hospitality enterprises as well as for free slot play, referred to as Spirit Play. The program also offers a 5% — 20% discount in all non-gaming outlets based on status level. Current efforts are focused on compiling customer spending data resort-wide in order to provide offers and incentives that match the guest’s interests and improve revenue per guest. We have recently introduced a casino rate program for our best players to receive hotel room discounts, in an effort to both boost occupancy and increase gaming revenue. In addition, we have formalized the rewards program for our table games players. This year a new website was launched with Spirit Club sign-on and ability to verify current point level, status level and promotional offerings.

•	Direct Marketing Efforts — Direct marketing efforts continue to be refined using greater segmentation to more closely align reinvestment in the player with their potential to provide us with increased earnings. The scope of offers was expanded to reach a broader mix of customers to stimulate repeat visitation during off-peak periods. The number of levels for casino offers increased from five tiers to seven tiers to provide more balanced customer reinvestment. Each month the direct marketing program evolves to increase recognition, change guest behavior and stimulate additional visitation. New Sign-Up and Reactivation programs also exist to acknowledge new and return players and introduce them to the monthly rewards program as quickly as possible.

•	Special Events, Promotions and Concert Schedule — These programs are intended to drive visitation and gaming activity during slower periods and to introduce new clientele to the resort. Recent improvements to our seniors program showed positive results in late fiscal year 2010 as did several specialty nights introduced at the buffet. In addition, at Casino Apache Travel Center, a late night menu was recently added to the restaurant, expanding hours of operation to better serve our guests. In effort to drive casino activity after a concert or special event, promotions are offered to members attending an event or performance.

•	Refinements in Game Mix — Management continues to make refinements in game mix by reducing wide-area progressive games in favor of participation games with lower hold percentages and smaller participation payment to the machine manufacturers.

•	Hotel Occupancy
•	We recently introduced a casino rate program for our best players to receive hotel room discounts in an effort to boost occupancy and increase the amount of play in the casino.

•	Leisure Marketing — Increases in occupancy from the leisure market segment have been achieved through direct marketing, as well as through broad-based advertising.

•	Yield Management — A broad range of rates is utilized with adjustments to the rate on a daily basis. Emphasis has been placed on driving occupancy with modest year-over-year increases in the average rate.

•	Group Sales — The group sales staff expanded efforts to increase market share as well as improve the capture rate of select groups with greater spending profiles by cross-marketing the enterprise’s other recreational activities.
•	Enhancing Guest Satisfaction
•	Apache Academy Training — All employees are required to attend different classes of mandatory training covering all major aspects of customer service, leadership, culture, and service.

•	Anonymous Shoppers Program — An anonymous shopping program continues to gather detailed accounts of an individual customer’s experience in all areas of operations; the data collected is utilized for training and developing operational improvements.

•	Ongoing Guest Satisfaction Program — A seven-point survey continues to be used to measure satisfaction in all areas of the Resort and on a broad range of issues.
•	Gaming Operations
•	Casino Remodeling — At the Travel Center, a casino remodeling, including paint and new carpet, was completed recently creating a cleaner, more comfortable gaming environment.

•	Slot Machines — New slot machine purchases and game conversions were completed to ensure the gaming floors have an up-to-date gaming product.

•	Table Games Training — Dealer and supervisory personnel in table games were required to undergo training, auditions and academic testing on game rules and protection measures.
Significant Events During Fiscal 2010
•	Bond Payments and Exchange Offer — We currently have outstanding $200.0 million aggregate principal amount of 12% Senior Notes due 2010 (the “Senior Notes”) as well as accrued interest of $51.8 million. During the first quarter of fiscal 2010, IMGRC failed to make its interest payment due May 15, 2010. Interest payments have not been made since November 15, 2008. The Senior Notes matured on November 15, 2010. We have not paid the principal due at maturity. The amount due in principal and interest is $251.8 million. Failure to make these payments constitutes an event of default under the indenture governing the Senior Notes (the “Indenture”) and the trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes could declare all of such notes immediately due and payable. Pursuant to the Indenture, we are obligated to pay interest on overdue installments of interest payable on the Senior Notes at a rate equal to 13% per annum (1% per annum in excess of the then applicable annual interest rate on the Senior Notes). On November 24, 2010, we commenced a private offer to exchange our outstanding Senior Notes for (1) new 8.750% Senior Notes due 2020, (2) new Senior PIK Notes due 2020 and (3) a pro rata amount of $18 million in cash. The exchange offer was scheduled to expire at 5:00 p.m., New York City time, on January 7, 2011. The exchange offer has been extended to expire at 5:00 p.m., New York City time, on January 21, 2011, unless extended further or terminated. The purpose of the extension is to allow sufficient time for the receipt of regulatory approvals necessary for the exchange offer.

•	Fire Impairment Ski Apache — On November 7, 2009, Ski Apache experienced a fire. The fire was confined to a single metal building used largely for maintenance and repair parts for ski operations related equipment. The building, its contents, other large equipment and vehicles that were damaged were adequately insured to cover the replacement costs. Despite this fire and flood event, Ski Apache opened on time for the season on November 26, 2009.

•	Abundance of Natural Snowfall for Ski Apache — Ski Apache experienced above average snow for the 2009 — 2010 ski season, increasing both gross revenues and profitably for Ski Apache for the fiscal year. Solid preparations by the ski management team, overall financial management and the continued development of snow-making capabilities of the ski operations were also critical to these improvements. Ski Apache has experienced below average snowfall thus far for the 2010-2011 ski season.

•	Changes in the Management Team — The Management team has experienced a number of changes over the course of the fiscal year. On July 29, 2010, IMGRC hired Scott Eldredge as the Chief Operating Officer, replacing Elizabeth Foster-Anderson whose employment ended July 23, 2010. In addition, on October 1, 2010, Ben Martinez resigned his position as Chief Financial Officer and IMG Resort and Casino is in the process of evaluating candidates. In the interim, Scott Eldredge has assumed the role of Chief Financial Officer.

•	Warner Gaming — In February 2009, WG-IMG, LLC, a wholly owned subsidiary of Warner Gaming, LLC, was engaged as a consultant. WG-IMG, LLC assessed and recommended improvements to operations, including a detailed review of the Company’s cost structure to identify areas of potential cost savings and an in-depth review of operations to determine how to enhance revenues and profitability. In January 2010, the Tribe entered into a five-year Management Agreement with WG-IMG, LLC.

•	AAA Four Diamond Award — The Inn received its 5th consecutive four diamond award during fiscal year 2010.
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
     Fair Value Disclosure. We adopted the new accounting guidance under generally accepted accounting principles relating to fair value measurements and disclosures effective October 1, 2009. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.
     The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Significant inputs to the valuation model are unobservable.
     Due to their short-term nature, we estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities by approximating their carrying values. We estimate, based on level 2 data, the fair value of our fixed-rate long-term debt to be approximately $74.0 million on the trade date closest to September 30, 2010, which was September 24, 2010. We estimate, based on level 2 data, the fair value of our fixed-rate long-term debt to be approximately $28.0 million on the trade date closest to September 30, 2009, which was September 15, 2009.
     Revenue Recognition. In accordance with gaming industry practice, we recognize gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and other fees and table games. These anticipated jackpot payments are reflected as current liabilities on our balance sheets. Net slot win represents all amounts played in the slot machines reduced by the winnings paid out and other expenses. Table games net win represents the difference between table game wins and losses. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Revenues from food, beverage, hotel, recreation, retail and other are recognized at the time the related service or sale is completed. Player reward redemptions for food and beverage, hotel rooms and other items are included in gross revenue at full retail value.
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
     Classification of Departmental Costs. Gaming direct costs are comprised of all costs of our gaming operations, including labor costs for casino-based supply costs and other direct operating costs (including costs in operating our players’ clubs) of the casinos. Food and beverage direct costs are comprised of all costs of our food and beverage operations, including labor costs for personnel employed by our restaurants and food and beverage, supply costs for all food and beverages served in the casinos or sold in our restaurants and other food outlets and other expenses including other direct operating expenses related to these activities. General and administrative direct costs are comprised of administrative expenses, including the salaries of corporate officers, accounting, finance, legal and other professional expense and occupancy costs and other indirect costs not included in the direct costs of our operating departments. Legal expenses in the current year have increased significantly due to the ongoing negotiations with the holders of the Senior Notes.
     Deferred Financing Costs. Debt issuance costs incurred in connection with the issuance of the Senior Notes were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs totaled $2.1 million as of September 30, 2009 and $0.3 million as of September 30, 2010.
     Impairment of Long-Lived Assets. Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. In August 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards FASB ASC 360-10, Property, Plant and Equipment, (prior authoritative literature: SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets) (“FASB ASC 360-10 (SFAS No. 144)”), which established the approach to be used in the determination of impairment.
     Under the provisions of FASB ASC 360-10 (SFAS No. 144), a long-lived asset to be abandoned is disposed of when it ceases to be used. If an entity commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates shall be revised to reflect the use of the asset over its shortened useful life.
     During the fiscal year ended September 30, 2010, we recorded a loss on disposal of assets of $25,280 and for the five months ended September 30, 2009, we recorded a loss on disposal of assets of $15,000. For the fiscal years ended April 30, 2009 and 2008, we recorded losses on disposal of assets of $293,896 and $63,857, respectively.
Results of Operations
Fiscal Year Ended September 30, 2010 Compared to Twelve months Ended September 30, 2009 (unaudited)
The information in this section compares information for the fiscal year ended September 30, 2010 to information for the twelve months ended September 30, 2009. The information for the twelve months ended September 30, 2009 is unaudited.
     Net Revenues. Net revenues increased $4.4 million, or 4%, to $115.2 million for the fiscal year ended September 30, 2010 from $110.8 million for the twelve months ended September 30, 2009. Revenue increases were driven by a $1.0 million increase in Food and Beverage revenues, as well as a $4.1 million increase in Recreation and Other revenues resulting from an increase in customer volume and spending at our Ski Apache recreation facilities. Ski Apache benefitted from an increase in natural snowfall and our ability to commence operations earlier than the prior year. For the fiscal year ended September 30, 2010, Gaming net revenues were $74.7 million, an increase of $0.1 million from the prior twelve months. However, Hotel revenue decreased by approximately $0.8 million for the fiscal year ended September 30, 2010, as a result of a decrease in leisure and business travel.
     Gaming. Gaming net revenues increased $0.1 million to $74.7 million for the fiscal year ended September 30, 2010 from $74.6 million for the twelve months ended September 30, 2009. Slot revenues increased to $65.4 million for the fiscal year ended September 30, 2010 from $64.1 million for the twelve months ended September 30, 2009 due to a repositioning of the gaming floor at each property in April 2010, and due to direct marketing efforts. Net slot win per unit, per day was $138 for the fiscal year ended September 30, 2010 compared to $129 for the twelve months ended September 30, 2009. Table games revenue decreased $1.2 million, to $9.3 million for the fiscal year ended September 30, 2010 from $10.5 million for the twelve months ended September 30, 2009. Daily Net Win per Table for the fiscal year ended September 30, 2010 was $661 as compared to $608 for the twelve months ended September 30, 2009, a 9% increase, due to a reduction in gaming tables, related to the repositioning of the gaming floors of both properties in April 2010.
     Hotel. Hotel revenues decreased $0.8 million to $10.1 million for the fiscal year ended September 30, 2010 from $10.9 million for the twelve months ended September 30, 2009, due to a reduction in rate as of result of overall decrease in leisure and business travel and a reduction in discretionary spending by our guests. Occupancy rates averaged 78% for the fiscal year ended September 30, 2010 compared to 72% for the twelve months ended September 30, 2009. Average daily rate was $134 for the fiscal year ended September 30, 2010, as compared to $140 for the twelve months ended September 30, 2009 and revenue per available room was $115 for the fiscal year ended September 30, 2010 as compared to $112 for the twelve months ended September 30, 2009.
     Food and Beverage. Food and beverage revenues increased $1.0 million, or 8%, to $13.0 million for the fiscal year ended September 30, 2010 from $12.0 million for the twelve months ended September 30, 2009 due to an increase in customer volume and spend at our Ski Apache recreation facilities. For the fiscal year ended September 30, 2010, these increases were due to an increase in natural snowfall and our ability to commence operations at Ski Apache earlier compared to the previous year.
     Recreation and Other. Recreation and other revenues increased $4.1 million to $18.4 million for the fiscal year ended September 30, 2010 compared to $14.3 million for the twelve months ended September 30, 2009 due to an increase in customer volume at our Ski Apache recreation facilities for the fiscal year ended September 30, 2010, compared to the same period in 2009.
     Promotional Allowances. Promotional allowances remained flat at $0.9 million for the fiscal year ended September 30, 2010 and the twelve months ended September 30, 2009 due to limited change in our direct marketing efforts.
     Total Operating Expenses. Total operating expenses increased $4.6 million to $88.7 million for the fiscal year ended September 30, 2010 from $84.1 million for the twelve months ended September 30, 2009. As a percentage of revenues, operating expenses remained flat for the fiscal year ended September 30, 2010. The change in total operating expenses resulted from increases and decreases in various divisions of the organization as explained below.
     Gaming. Gaming expenses decreased $1.1 million to $23.9 million for the fiscal year ended September 30, 2010 from $25.0 million for the twelve months ended September 30, 2009 due to a decrease in state compact fees, revenue sharing fees, benefits, salaries and wages and outside services. Gaming expenses as a percentage of gaming revenues decreased 2%, from 32% for the fiscal year ended September 30, 2010 compared to 34% for the twelve months ended September 30, 2009.
     Hotel. Hotel expenses decreased $0.4 million to $3.6 million for the fiscal year ended September 30, 2010 from $4.0 million for the twelve months ended September 30, 2009 due to cost containment by management in the areas of salaries, wages and benefits. Hotel expenses represented 36% of hotel revenue for the fiscal year ended September 2010 as compared to 33% of hotel revenue for the twelve months ended September 30, 2009.
     Food and Beverage. Food and beverage expenses increased $0.9 million, or 7%, to $13.3 million for the fiscal year ended September 30, 2010 from $12.4 million for the twelve months ended September 30, 2009 due to increases in cost of goods sold related to increased revenue as well as marketing, supplies, repairs and maintenance expenses. Of the increase, $0.2 million was related to Food and Beverage operations at Ski Apache and is a direct result of increased revenues. Food and beverage expenses as a percentage of food and beverage revenues decreased to 102% for the fiscal year ended September 30, 2010 from 103% for the twelve months ended September 30, 2009.
     Recreation and Other. Recreation and other costs increased $0.9 million, or 9%, to $11.0 million for the fiscal year ended September 30, 2010 from $10.1 million for the twelve months ended September 30, 2009 due to increases in benefits, salaries and wages, supplies, repairs and maintenance and cost of goods sold. Of the increase, $0.8 million was attributable to Ski Apache associated with an increase in customer volume and spending at our Ski Apache recreation facilities.
     Marketing and Advertising. Marketing and advertising costs remained flat at $8.5 million for the fiscal year ended September 30, 2010 compared to the twelve months ended 2009. The composition of Marketing costs shifted away from broad-based marketing efforts to more targeted, database-oriented efforts.
     General and Administrative. General and administrative expenses decreased $1.7 million, or 10%, to $15.5 million for the fiscal year ended September 30, 2010 from $17.2 million for the twelve months ended September 30, 2009 due to a decrease of $1.9 million in Tribal Regulatory fees, $1.3 million in payroll and benefits, $0.8 million in insurance liability, $0.3 million in repairs and maintenance as well as $0.1 million in public relations. These decreases were partially offset by an increase in outside services of $0.3 million and in utilities expenses of $0.2 million.
     Management Fees. Since January 20, 2010, following approval by the NIGC of our management agreement with Warner Gaming, these expenses include management fees paid under our management agreement. These expenses were $2.0 million for the fiscal year ended September 30, 2010. Prior to January 20, 2010 fees paid under our management agreement with Warner Gaming were accounted for as consulting fees in General and Administrative Expenses.
     Restructuring Costs. Restructuring costs were $1.4 million for the fiscal year ended September 30, 2010 and $0 for the twelve months ended September 30, 2009. Restructuring costs include legal and other costs related to the restructuring of our debt.
     Depreciation. Depreciation decreased $0.7 million to $11.4 million for the fiscal year ended September 30, 2010 from $12.1 million for the twelve months ended September 30, 2009 due to certain property and equipment assets becoming fully depreciated.
     Insurance Reimbursement. Insurance Reimbursement was $2.2 million for the fiscal year ended September 30, 2010 compared to $5.5 million for the twelve months ended September 30, 2009. In late July 2008, the remnants of Hurricane Dolly brought torrential rain and caused significant flash flood damage at Ski Apache and the Inn of the Mountain Gods Championship Golf Course, damaging buildings, land, and equipment. A majority of assets that were damaged or destroyed were fully or nearly fully depreciated. These events affected Insurance Reimbursement in the periods presented.
     Storm costs. Storm costs decreased $0.1 million to $0.2 million for the fiscal year ended September 30, 2010 from $0.3 million for the twelve months ended September 30, 2009. Storm costs consisted of costs related to damage caused by Hurricane Dolly in 2008.
     Loss on Disposal of Assets. Loss on disposal of assets was $25,280 for the fiscal year ended September 30, 2010 and $18,163 for the twelve months ended September 30, 2009 and related primarily to disposal of assets as well as loss on assets related to the storm damage.
     Income from Operations. Income from operations decreased $0.3 million to $26.5 million for the fiscal year ended September 30, 2010 from $26.8 million for the twelve months ended September 30, 2009, as a result of an increase in the natural snowfall experienced this season at Ski Apache offset by an increase in operating expenses. This decline was influenced by all of the factors described above, but most significantly by the $2.0 million of costs associated with management fees as well as the $1.4 million related to the restructuring of our debt.

     Other Income (Expenses). Other non-operating expenses increased $4.0 million to $31.3 million for the fiscal year ended September 30, 2010 from $27.3 million for the twelve months ended September 30, 2009. Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.
Five months Ended September 30, 2009 Compared to Five months Ended September 30, 2008 (unaudited)
The information in this section compares information for the five months ended September 30, 2009 to information for the five months ended September 30, 2008. The information for the five months ended September 30, 2008 is unaudited.
     Net Revenues. Net revenues decreased $3.7 million, or 7%, to $51.3 million for the five months ended September 30, 2009 from $55.0 million for the five months ended September 30, 2008 due to a decrease in certain areas of our business caused by a decline in the economy and leisure and business travel discretionary spending of our guests. Gaming net revenues increased $0.1 million from the comparable prior period; food and beverage revenues decreased $0.6 million, or 10%, from the comparable prior period; hotel revenues decreased $0.7 million from a year ago. Recreation and other revenue for the 2009 period decreased $2.6 million, or 33%, from September 30, 2008. Promotional allowances decreased $0.1 million, or 25%, for the five months ended September 30, 2009 compared to the five months ended September 30, 2008.
     Gaming. Net gaming revenues increased $0.2 million to $35.1 million for the five months ended September 30, 2009 from $34.9 million for the five months ended September 30, 2008. Slot revenues increased to $30.2 million for the five months ended September 30, 2009 from $30.1 million for the five months ended September 30, 2008 a decrease of $0.1 million. Net slot win per unit, per day was $151 for the five months ended September 30, 2009 compared to $135 for the five months ended September 30, 2008; the weighted average number of machines declined to 1,304 for the five months ended September 30, 2009 from 1,458 for the five months ended September 30, 2008. Table games revenue increased $0.1 million to $5.0 million for the five months ended September 30, 2009 from $4.9 million for the five months ended September 30, 2008. Daily Net Win per Table for the five months ended September 30, 2009 was $773 as compared to $652 for the same period a year ago, a 19% increase.
     Hotel. Hotel revenue for the five months ended September 30, 2009 decreased $0.7 million to $5.4 million from $6.1 million for the five months ended September 30, 2008. This decline is attributed to an increased discounting of hotel rates or marketing discounts of $0.6 million and a decline in group/leisure sales. Occupancy rates averaged 87%, an increase of 1%, for the five months ended September 30, 2009, the average daily rate decreased to $157, for the five months ended September 30, 2009, as compared to $162 for the same period a year ago. Revenue per available room was $136 for the five months ended September 30, 2009, a 1% decrease.
     Food and Beverage. Food and beverage revenues decreased $0.6 million, or 10%, to $5.7 million for the five months ended September 30, 2009 from $6.3 million for the five months ended September 30, 2008 due to a decrease in covers and decline in group business sales.
     Recreation and Other. Recreation and other revenues decreased $2.6 million, or 33%, to $5.4 million for the five months ended September 30, 2009 compared to $8.0 million for the five months ended September 30, 2008 due to a decrease in fuel sales and merchandise. Due to the state of the economy, the recreational hunt packages were discounted $0.8 million from the prior year.
     Promotional Allowances. Promotional allowances were $0.4 million for the five months ended September 30, 2009 compared to $0.3 million for the five months ended September 30, 2008, a decrease of $0.1 million or 33%.
     Total Operating Expenses. Total operating expenses decreased $4.1 million to $37.0 million for the five months ended September 30, 2009 from $41.1 million for the five months ended September 30, 2008 due to decreases in various divisions throughout the organization, as explained below.
     Gaming. Gaming expenses decreased $1.3 million, or 11%, for the five months ended September 30, 2009 to $10.8 million from $12.1 million for the five months ended September 30, 2008 due to a decrease in head count, wages, benefits and supplies.

     Hotel. Hotel expenses decreased $0.7 million to $1.6 million for the five months ended September 30, 2009 from $2.3 million for the five months ended September 30, 2008, resulting from a decrease in salaries, wages, benefits and supplies expense. Hotel was running at a 74% profit for the five months ended September 30, 2009 up 14% from the comparable 2008 period.
     Food and Beverage. Food and beverage expenses decreased $1.2 million, or 18%, to $5.3 million for the five months ended September 30, 2009 from $6.5 million for the five months ended September 30, 2008 due to a decrease in salaries, wages and benefits due to a decrease in head count. A decrease in cost of goods sold, supplies expense and the cost of an employee meal program also reduced expenses.
     Recreation and Other. Recreation and other costs decreased $1.7 million, or 29%, to $4.2 million for the five months ended September 30, 2009 from $5.9 million for the five months ended September 30, 2008 due to a decrease in cost of goods sold in the areas of gas and diesel, merchandise and cigarettes.
     Marketing. Marketing costs increased $0.7 million to $3.9 million for the five months ended September 30, 2009 from $3.2 million for the five months ended September 30, 2008 due to an increase in direct marketing costs associated with gaming and hotel offers.
     General and Administrative. General and administrative expenses decreased $0.6 million, or 9%, to $6.2 million for the five months ended September 30, 2009 from $6.8 million for the five months ended September 30, 2008 due to a decrease in salaries, wages, benefits and repairs and maintenance, offset by an increase in outside services of legal and consulting fees related to the bond restructuring.
     Depreciation. Depreciation remained flat at $5.1 million for the five months ended September 30, 2009 and 2008 due to fully depreciated equipment.
     Storm Costs. Storm costs were $20,500 for the five months ended September 30, 2009 and $116,500 for the five months ended September 30, 2008 due to remnants of Hurricane Dolly which brought rain and caused significant damage.
     Income from Operations. Income from operations increased $0.4 million, or 3%, to $14.3 million for the five months ended September 30, 2009 from $13.9 million for the five months ended September 30, 2008 due to a decrease in revenue offset by a decrease in operating expenses.
     Other Income (Expenses). Other non-operating expenses were $12.0 million for the five months ended September 30, 2009 and $10.9 million for the five months ended September 30, 2008. Other income (expenses) is comprised primarily of interest income and interest expense along with other expenses.
Fiscal Year Ended April 30, 2009 Compared to the Fiscal Year Ended April 30, 2008
     Net Revenues. Net revenues decreased $7.8 million, or 6%, to $114.3 million for the fiscal year ended April 30, 2009 from $122.1 million for the fiscal year ended April 30, 2008. Gaming revenues decreased $3.1 million, down 4.0% from the comparable period; food and beverage revenues decreased $1.7 million, or 12.0%, over the comparable period; and hotel revenues decreased $0.8 million; and recreation and other decreased $3.4 million. Promotional allowances decreased by $1.2 million from the prior year.
     Gaming. Gaming revenues decreased $3.1 million, or 4.0%, to $74.4 million for the fiscal year ended April 30, 2009 from $77.5 million for the fiscal year ended April 30, 2008. Slot revenues decreased to $64.0 million for the fiscal year ended April 30, 2009 from $66.7 million for the fiscal year ended April 30, 2008. Net slot win per unit, per day was $127 for the fiscal year ended April 30, 2009 compared to $125 for the fiscal year ended April 30, 2008. Table games revenue decreased $0.4 million to $10.4 million for the fiscal year ended April 30, 2009 from $10.8 million for the fiscal year ended April 30, 2008.
     Hotel. Hotel revenues decreased $0.8 million, or 7%, to $11.4 million for the fiscal year ended April 30, 2009 from $12.2 million for the fiscal year ended April 30, 2008. Occupancy rates averaged 72% for the fiscal year ended April 30, 2009 and 74% for the fiscal year ended April 30, 2008, average daily rate was $175 as compared to $169 for the fiscal year ended April 30, 2008 and revenue per available room was $126.

     Food and Beverage. Food and beverage revenues decreased $1.7 million, or 12.0%, to $12.6 million for the fiscal year ended April 30, 2009 from $14.3 million for the fiscal year ended April 30, 2008 due to a decrease in covers.
     Recreation and Other. Recreation and other revenues decreased $3.4 million, or 17.0%, to $16.8 million for the fiscal year ended April 30, 2009 compared to $20.2 million for the fiscal year ended April 30, 2008. The decrease is attributable to a decrease in the sale of fuel as well as a decrease in lift revenue.
     Promotional Allowances. Promotional allowances were $0.9 million for the fiscal year ended April 30, 2009 compared to $2.1 million for the fiscal year ended April 30, 2008, a decrease of $1.2 million due to a refined marketing plan which is a tiered direct marking plan as opposed to a mass marketing plan.
     Total Operating Expenses. Total operating expenses decreased $13.0 million to $89.1 million for the fiscal year ended April 30, 2009 from $102.1 million for the fiscal year ended April 30, 2008. The decrease in total operating expense was due to decreases in food and beverage, recreation and marketing expenses as well as the insurance reimbursement of $5.4 million.
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
     Hotel. Hotel expenses increased to $4.8 million for the fiscal year ended April 30, 2009 from $4.4 million for the fiscal year ended April 30, 2008 due an increase in salaries and benefits. Hotel expenses represented 37.6% of hotel revenue for the fiscal year ended April 30, 2009 as compared to 32.9% of hotel revenue for the fiscal year ended April 30, 2008.
     Food and Beverage. Food and beverage expenses decreased $1.8 million, or 12%, to $13.5 million for the fiscal year ended April 30, 2009 from $15.3 million for the fiscal year ended April 30, 2008. Food and beverage expenses as a percent of food and beverage revenues remained flat at 102% for the fiscal years ended April 30, 2009 and 2008. Cost of Goods Sold as a percentage of revenue decreased 2% from 2009 to 2008 and wages increased $0.02 million or 6.2% as a percentage of revenue from 2008.
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
     General and Administrative. General and administrative expenses increased $2.3 million, or 16%, to $16.9 million for the fiscal year ended April 30, 2009 from $14.6 million for the fiscal year ended April 30, 2008 due to an increase in benefits, salaries, and other operating expenses.
     Depreciation. Depreciation decreased $3.9 million to $12.2 million for the fiscal year ended April 30, 2009 from $16.1 million for the fiscal year ended April 30, 2008 due to fully depreciated assets.
     Insurance Reimbursement. Insurance reimbursement for the fiscal year ended April 30, 2009 was $5.4 million and is the gain recorded from the reconstruction of storm damaged, leasehold improvements, buildings and equipment that were fully depreciated at the time of the storm. This amount included $5.0 million from insurance and $394,983 from FEMA.
     Storm Costs. Storm costs were $0.4 million for the fiscal year ended April 30, 2009. Storm costs were expenses related to the cost of repairing the damages as a result of severe flooding from heavy rainfall from the remnants of

Hurricane Dolly on July 27, 2008. Total damage was approximately $5.9 million, which included the previously mentioned storm cost, loss on disposal of assets and fixed assets replacements.
     Loss on disposal of assets. During the fiscal year ended April 30, 2009, we recorded a loss on disposal of assets of $293,896 including, $46,118 related to storm damage and $234,350 related to fire damage to a building at Ski Apache.
     Income from Operations. Income from operations increased $5.2 million, or 26%, to $25.2 million for the fiscal year ended April 30, 2009 from $20.0 million for the fiscal year ended April 30, 2008, as a result of a credit in the insurance reimbursement.
     Other Income (Expenses). Other non-operating expenses decreased $0.1 million to $26.1 million for the fiscal year ended April 30, 2009 from $26.2 million for the fiscal year ended April 30, 2008. Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.
Fiscal Year Ended April 30, 2008 Compared to Fiscal Year Ended April 30, 2007
     Net Revenues. Net revenues decreased $0.4 million to $122.1 million for the fiscal year ended April 30, 2008, from $122.5 million for the fiscal year ended April 30, 2007. Gaming revenues increased $1.0 million or 1.3%, over the comparable period; food and beverage revenues increased $1.1 million, or 7.3%, over the comparable period; and hotel revenues remained flat over the comparable period.
     Gaming. Gaming revenues increased $1.0 million, or 1.3%, to $77.5 million for the fiscal year ended April 30, 2008, from $76.5 million for the fiscal year ended April 30, 2007. Slot revenues increased to $72.0 million for the fiscal year ended April 30, 2008, from $71.6 million for the fiscal year ended April 30, 2007. Net slot win per unit, per day remained flat at $125 for the fiscal years ended April 30, 2008 and 2007. Table games revenue remained flat at $10.8 million for the fiscal years ended April 30, 2008 and 2007.
     Hotel. Hotel revenues remained flat at $12.2 million for the fiscal years ended April 30, 2008 and 2007. Occupancy rates averaged 74% over the fiscal years ended April 30, 2008 and 2007, average daily rate for the fiscal year ended April 30, 2008, was $169 as compared to $175 for the fiscal year ended April 30, 2007, and revenue per available room was $126.
     Food and Beverage. Food and beverage revenues increased $1.1 million, or 8.3%, to $14.3 million for the fiscal year ended April 30, 2008, from $13.2 million for the fiscal year ended April 30, 2007, due to an increase in covers.
     Recreation and Other. Recreation and other revenues decreased $2.6 million, or 11.4%, to $20.2 million for the fiscal year ended April 30, 2008, compared to $22.8 million for the fiscal year ended April 30, 2007. The decrease is attributable to the low snowfall experienced at Ski Apache resort during the ski season of the fiscal year ended April 30, 2008, consequently decreasing revenue as compared to the fiscal year ended April 30, 2007 when we had average snowfall.
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
     Total Operating Expenses. Total operating expenses increased $2.0 million to $102.1 million for the fiscal year ended April 30, 2008, from $100.1 million for the fiscal year ended April 30, 2007. As a percentage of revenues, operating expenses increased by 2% for the fiscal year ended April 30, 2008. The increase in total operating expenses was due to increased salaries and wages, air charter services, and cost of goods sold.
     Gaming. Gaming expenses increased $0.2 million to $26.6 million for the fiscal year ended April 30, 2008, from $26.4 million for the fiscal year ended April 30, 2007, due to an increase in revenue sharing fees associated with increased gaming revenue. Gaming expenses as a percentage of gaming revenues decreased 0.2%, from 34.3% for the fiscal year ended April 30, 2008, compared to 34.5% for the fiscal year ended April 30, 2007.

     Hotel. Hotel expenses decreased to $4.4 million for the fiscal year ended April 30, 2008, from $4.7 million for the fiscal year ended April 30, 2007, due to cost containment by management in the areas of labor and supplies expense. Hotel expenses represented 32.6% of hotel revenue for the fiscal year ended April 30, 2008, as compared to 34.8% of hotel revenue for the fiscal year ended April 30, 2007.
     Food and Beverage. Food and beverage expenses increased $1.1 million, or 8%, to $15.3 million for the fiscal year ended April 30, 2008, from $14.2 million for the fiscal year ended April 30, 2007, due to an increase in salaries and wages and cost of goods sold related to increased revenue. Food and beverage expenses as a percentage of food and beverage revenues remained flat at 102% for the fiscal years ended April 30, 2008 and 2007. Cost of goods sold as a percentage of revenue increased 2% from the fiscal year ended April 30, 2007 to the fiscal year ended April 30, 2008 and wages increased $0.3 million, or 1.3%, as a percentage of revenue from 2007 to the fiscal year ended April 30, 2008.
     Recreation and Other. Recreation and other costs increased $1.0 million, or 7.2%, to $14.9 million for the fiscal year ended April 30, 2008, from $13.9 million for the fiscal year ended April 30, 2007, due to increases in salaries and wages, repairs and maintenance and cost of goods sold.
     Marketing and Advertising. Marketing and advertising costs increased $1.2 million, or 13.6%, to $10.0 million for the fiscal year ended April 30, 2008, from $8.8 million for the fiscal year ended April 30, 2007, due to additions to sales staff, air charter advertising and air charter operations.
     General and Administrative. General and administrative expenses increased $0.6 million, or 4.3%, to $14.6 million for the fiscal year ended April 30, 2008, from $14.0 million for the fiscal year ended April 30, 2007, due to an increase in costs associated with Sarbanes-Oxley compliance.
     Depreciation. Depreciation decreased $2.1 million to $16.1 million for the fiscal year ended April 30, 2008, from $18.2 million for the fiscal year ended April 30, 2007, due to fully depreciated assets.
     Income from Operations. Income from Operations decreased $2.3 million, or 10.3%, to $20.0 million for the fiscal year ended April 30, 2008, from $22.3 million for the fiscal year ended April 30, 2007, as a result of a decrease in the natural snowfall experienced during the fiscal year ended April 30, 2008, at Ski Apache and increased costs associated with the Air Charter service.
     Other Income (Expenses). Other non-operating expenses decreased $0.1 million to $26.2 million for the fiscal year ended April 30, 2008, from $26.3 million for the fiscal year ended April 30, 2007. Other income (expenses) is comprised of interest income and other income minus interest expense and other expenses.
Liquidity and Capital Resources
     The information in this section compares information for the fiscal year ended September 30, 2010 to information for the twelve months ended September 30, 2009. The information for the twelve months ended September 30, 2009 is unaudited.
     As of September 30, 2010 and September 30, 2009, we had cash and cash equivalents of $19.1 million and $5.5 million, respectively. Our principal source of liquidity for the fiscal year ended September 30, 2010 was cash provided by operating activities of $38.2 million, as well as an increase in operating income experienced during the first and second quarters of the fiscal year due to cost savings measures and new marketing strategies implemented to slow the growth of declining revenues. Our principal source of liquidity for the twelve months ended September 30, 2009 was cash provided by operating activities of $19.4 million as well as an increase in operating income due to cost savings measures and new marketing strategies implemented to slow the growth of declining revenues
     Cash used in investing activities for the fiscal year ended September 30, 2010 was $4.6 million, primarily due to capital expenditures of $4.6 million, which consists of $1.2 million in building, $1.6 in gaming equipment and $0.9 million in furniture, fixtures and equipment, as well as construction in progress of $0.9 million; offset by $0.7 million in write-offs. Cash used in investing activities for the twelve months ended September 30, 2009 was $0.8 million, which consisted of capital expenditures to purchase gaming equipment as well as non-gaming equipment.
     Cash used in financing activities for the fiscal year ended September 30, 2010 was $20.1 million, which primarily consisted of $13.0 million transferred to the Tribe’s reserve account, $4.2 million in direct distributions to the Tribe and $2.9 million in principal payments on our capital equipment loan. Our understanding is that the Tribe has approximately $21.0 million in a reserve account as of September 30, 2010 to be used in connection with the exchange offer. Cash used in financing activities for the twelve months ended September 30, 2009 was $20.6 million, which primarily consisted of $19.0 million in distributions to the Tribe and $1.6 million in principal payments on our capital equipment loan.
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
     We currently have outstanding $200.0 million aggregate principal and $51.8 million in interest in connection with our 12% Senior Notes due 2010. We have not made the scheduled $12.0 million interest payments on the Senior Notes since November 15, 2008. The Senior Notes matured on November 15, 2010 and we did not pay the principal due at maturity.
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
     On August 14, 2009, Moody’s Investor Service lowered IMG Resort and Casino’s probability of default rating to ‘Ca/LD’ from ‘Ca.’ The ‘Ca/LD’ probability of default rating recognizes a payment default under the $200 million 12% Senior Notes due November 2010. The previous rating action by Moody’s Investor Service was on March 20, 2009, at which time they lowered IMG Resort and Casino’s rating from ‘Caa2’ to ‘Ca’.
     The Company has incurred significant losses and did not generate sufficient cash to make the interest payments on its 12% Senior Notes due 2010 (the “Senior Notes”) since November 15, 2008. The Senior Notes matured on November 15, 2010. The company did not pay the principal due at maturity. This non-payment of interest and principal constitutes an event of default under the Indenture governing the Senior Notes and the trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes could declare all such notes immediately due and payable. The amount due in principal and interest is $251.8 million.
     As of September 30, 2010, the Company had negative working capital of approximately $239.5 million and a total deficit of approximately $57.3 million.
     The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     On November 24, 2010, the Company commenced a private offer to exchange its outstanding Senior Notes for (1) new 8.750% Senior Notes due 2020, (2) new Senior PIK Notes due 2020 and (3) a pro rata amount of $18 million in cash. The exchange offer was scheduled to expire at 5:00 p.m., New York City time, on January 7, 2011. The exchange offer has been extended to expire at 5:00 p.m., New York City time, on January 21, 2011, unless extended further or terminated. The purpose of the extension is to allow sufficient time for the receipt of regulatory approvals necessary for the exchange offer.
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
Description of Indebtedness
The Senior Notes
     On November 3, 2003, we issued $200.0 million Senior Notes, with fixed interest payable at a rate of 12% per annum. Interest on the Senior Notes was payable semi-annually on May 15 and November 15. The Senior Notes matured on November 15, 2010. As of September 30, 2010, accrued interest payable on the Senior Notes is $51.8 million, including penalty interest as described below.
     We have not made the scheduled semi-annual $12.0 million interest payments on the Senior Notes since November 15, 2008. We did not pay the principal due at maturity. Our failure to make these payments on or before June 15, 2009, December 15, 2009, June 15, 2010 and November 15, 2010, constituted separate events of default under the Indenture governing the Senior Notes and the trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes could declare all of such notes immediately due and payable. Due to the events of default, the Senior Notes have been classified as current in the accompanying consolidated balance sheet.
     Pursuant to the Indenture, we are obligated to pay penalty interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Senior Notes (12%), and to pay interest on overdue installments of interest payable on the Senior Notes at the same rate. As of September 30, 2010 the penalty interest accrued as a result is $6,845,000.
     On November 24, 2010, we commenced a private offer to exchange our outstanding Senior Notes for (1) new 8.750% Senior Notes due 2020, (2) new Senior PIK Notes due 2020 and (3) a pro rata amount of $18 million in cash. The exchange offer was scheduled to expire at 5:00 p.m., New York City time, on January 7, 2011. The exchange offer has been extended to expire at 5:00 p.m., New York City time, on January 21, 2011, unless extended further or terminated. The purpose of the extension is to allow sufficient time for the receipt of regulatory approvals necessary for the exchange offer.
Incurrence of Additional Indebtedness
     In general, we are restricted in connection with the issuance of the Senior Notes and the related Indenture, that we would not incur any indebtedness if and to the extent the indebtedness would appear as a liability upon our balance sheet prepared in accordance with Accounting Principles Generally Accepted in the United States of America; provided however, we may incur indebtedness if certain financial ratios meet certain criteria. Furthermore, we agreed that we would not incur any indebtedness that is contractually subordinated in right of payment to our other indebtedness unless such indebtedness is also contractually subordinated in right of payment to the Senior Notes. Our ability to create liens (other than certain permitted liens) upon any of our property or assets, or any proceeds, income or profits therefrom, or assign or convey any right to receive income therefrom are restricted unless payments due under the Indenture and the Senior Notes are secured on an equal and ratable basis with (or, in the case of subordinated indebtedness, senior thereto, with the same relative priority that the Senior Notes shall have with respect to such subordinated indebtedness) the obligation so secured until such time as such obligations are no longer secured by a lien. Accordingly, our ability to incur additional debt financing is severely limited.
General Indebtedness
     The Tribe, for the benefit of the Inn of the Mountain Gods, a wholly-owned subsidiary of IMG Resort and Casino, executed a promissory note dated September 1, 1982, (the “BIA Note”) in favor of the Department of Interior, Bureau of Indian Affairs in the amount of approximately $3.5 million. The BIA Note accrues interest at the rate of 8.5% per annum payable annually from the date of the BIA Note until paid in full on September 1, 2011. As of September 30, 2010, there was approximately $0.3 million outstanding on the BIA Note.

Equipment Finance Agreement
     On June 15, 2004, we entered into a $15.0 million loan agreement with an equipment finance company. The fixed rate loan is fully amortizable over five years. Proceeds from the interest rate loan were used to fund furniture, fixtures and equipment for the Resort. As of September 30, 2010, approximately $8,912 was the outstanding balance.
     As discussed above, we have not made the scheduled payments on the Senior Notes since November 15, 2008. If the Senior Notes are declared immediately due and payable, it would constitute a default under the terms of our furniture and equipment loan and the lenders there under could declare the outstanding loan to be immediately due and payable and may enforce their rights to the collateral securing the loan.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we had no off-balance sheet arrangements that affect our financial condition, liquidity and results of operation.
Tabular Disclosure of Contractual Obligations
     The following table sets forth, as of September 30, 2010, our scheduled principal, interest and other contractual annual cash obligations due by us for each of the periods indicated below (Dollars in thousands):

	Payments due by Period
		Less			More
		Than	1-3	3-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$200,401	$200,009	$392	$—	$—
Interest (a)	51,865	51,845	20	—	—
Warner Gaming Management agreement (b)	4,280	720	2,160	1,400	—
Tribal Taxes (c)	14,400	2,400	7,200	4,800	—

Total	$270,946	$254,974	$9,772	$6,200	$—

(a)	The Senior Notes bear interest at 12% per year, payable on May 15 and November 15 of each year until maturity, which occurred on November 15, 2010. As a result of the default of the Senior Notes and pursuant to the Indenture, we have classified the Senior Notes as current and we are obligated to pay interest on overdue installments at 13% per annum.

(b)	The Warner Gaming management contract is calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses of the Registrant, but shall be no less than $60,000 per month.

(c)	IMG Resort and Casino is subject to Mescalero Apache Tribal taxes which employs an alternative minimum tax system. Other than a portion of the operations at Ski Apache, IMG Resort and Casino’s operations are not subject to New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of hotel revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. Under the Tribe’s alternative minimum tax system, IMG Resort and Casino is assessed the greater of a fixed rate of $200,000 or the amount collected from sales taxes on a per month basis.
     A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. There is no set minimum; the fee is based on revenue. The occupancy fees for the fiscal year ended September 30, 2010 and the twelve months ended September 30, 2009 (unaudited) totaled approximately $61,000 and $17,000 respectively. The occupancy fees for the five months ended September 30, 2009 and 2008 (unaudited) totaled approximately $1,000 and $17,000, respectively. Occupancy fees for the fiscal years ended April 30, 2009 and 2008 totaled approximately $22,672 and $55,650 respectively. As this fee is based on revenue of the Company and not a minimum guarantee it was not included in the contractual obligations table above.

Regulation and Taxes
     We are subject to extensive regulation by the Mescalero Apache Tribal Gaming Commission, the National Indian Gaming Commission, the NIGC, and, to a lesser extent, the New Mexico Gaming Control Board. Changes in applicable laws or regulations could have a significant impact on our operations. We are an unincorporated Tribal business enterprise, directly owned by the Tribe, a federally recognized Indian tribe, and are located on reservation land held in trust by the United States of America; therefore, we were not subject to federal or state income taxes for the twelve month period ended September 30, 2009 (unaudited) or the fiscal years ended September 30, 2010 or April 30, 2009, nor is it anticipated that we will be subject to such taxes for the foreseeable future. Various efforts have been made in the U.S. Congress over the past several years to enact legislation that would subject the income of tribal business entities, such as us, to federal income tax. Although no such legislation has been enacted, similar legislation could be passed in the future. A change in our non-taxable status could have a material adverse effect on our cash flows from operations.
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
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FASB ASC 350, Intangible- Goodwill and Other, (prior authoritative literature: FASB SFAS 142-3: Determination of the Useful Life of Intangible Assets, issued April 2008) (“FASB ASC 350 (FSP FAS 142-3)”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB ASC 350 (SFAS No. 142), “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 (SFAS No. 142) and the period of expected cash flows used to measure the fair value of the asset under other accounting principles generally accepted in the United States of America. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company adopted FASB ASC 350 (SFAS No. 142) at the beginning of fiscal year 2010. The adoption did not have a significant effect on the Company’s financial statements.
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
     In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16, Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force. This guidance clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The guidance is effective for reporting periods beginning after December 15, 2010. Accordingly, we will adopt the new guidance in the first quarter of 2011. The adoption of this new guidance is not expected to have a material impact on our condensed consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.
     As of September 30, 2010, we held no derivative instruments.
Item 8. Financial Statements and Supplementary Data
     The financial statements required pursuant to this item are included in Part IV of this report and begin on page F-1. The supplementary financial information required by this item is included in “Item 6. Selected Financial Data.”
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our Chief Operating Officer and Interim-Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this Report, have concluded that as of the date, our disclosure controls and procedures were effective.
     As of September 30, 2010, the Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that the Company files with or submits to the Securities and Exchange Commission. Scott Eldredge, the principal executive officer and principal financial officer of the Company, reviewed and participated in this evaluation. Based on this evaluation, the Company made the determination that its disclosure controls were effective.
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
     Management has evaluated the effectiveness of internal control over financial reporting as of September 30, 2010, using criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.
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

Changes in Internal Control Over Financial Reporting
     During the Company’s fourth fiscal quarter ended September 30, 2010 and since the date of the evaluation noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     On January 8, 2011, two newly elected Tribal officials will be sworn into office, thereby becoming members of the IMG Resort and Casino’s Management Board. Ira Sago and Duane Duffy will be replacing Hazel Botella-Spottedbird and Oliver Enjady, respectively.
     Ira Sago was elected to serve his first term on the Mescalero Apache Tribal Council on November 4, 2010. He will begin his term on January 14, 2011. Mr. Sago has been employed as a gaming agent by the Mescalero Apache Gaming Commission since January 2005. He attended the University of Colorado at Boulder from 1990 to 1992. From 2001 to 2004 he continued his education in psychology at the same university. Mr. Sago is 40 years old.
     Duane Duffy was elected to serve his first term on the Mescalero Apache Tribal Council on November 4, 2010. He will begin his term on January 14, 2011. Mr. Duffy has been employed by the Mescalero Apache Fire Rescue as a structural firefighter and emergency medical services-first responder since August 2010. In 2006, he was employed by Ski Apache as the supervisor for security/surveillance. Mr. Duffy received a bachelor’s degree in political science from Fort Lewis College in Durango, CO in 2009. He is 26 years old.
     On October 1, 2010, Ben Martinez, our Chief Financial Officer and a member of our Management Board, resigned. In the interim, Scott Eldredge has assumed the role of Chief Financial Officer.
     On November 24, 2010, we commenced a private offer to exchange our outstanding 12% Senior Notes due 2010 for (1) new 8.750% Senior Notes due 2020, (2) new Senior PIK Notes due 2020 and (3) a pro rata amount of $18 million in cash. The exchange offer was scheduled to expire at 5:00 p.m., New York City time, on January 7, 2011. The exchange offer has been extended to expire at 5:00 p.m., New York City time, on January 21, 2011, unless extended further or terminated. The purpose of the extension is to allow sufficient time for the receipt of regulatory approvals necessary for the exchange offer.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
     The Tribe has established IMG Resort and Casino as an unincorporated enterprise of the Tribe to operate its gaming, hotel, resort and ski businesses. IMG Resort and Casino is governed by a Management Board comprised of between seven to nine members, including: the four members of the Executive Committee of the Tribe (including the President of the Tribe who serves as Chairperson, as well as the Vice President and Secretary of the Tribe); the Chief Operating Officer of IMG Resort and Casino, and at least one, and up to three, independent members. The Management Board designates officers to administer the economic and business affairs of IMG Resort and Casino.
     The following are our current officers and members of the Management Board of IMG Resort and Casino:

Name	Age	Position
Mark R. Chino	56	Management Board Member (Chairperson), President of the Tribe
Sandra Platero	54	Management Board Member, Vice President of the Tribe
Gregory Mendez	51	Management Board Member, Secretary of the Tribe
Pamela Cordova	63	Management Board Member
Randy Bell	45	Management Board Member
Kenny Blazer	52	Management Board Member
Pete Kazhe	66	Management Board Member
Oliver Enjady	58	Management Board Member
Hazel Botella-Spottedbird	53	Management Board Member
Manuel Lujan, Jr.	82	Management Board Member, Audit Committee Chair
Scott Eldredge	41	Chief Operating Officer of IMG Resort and Casino, Management Board Member and Interim-Chief Financial Officer of IMG Resort and Casino

     There are no management board members that are related.
     The Management Board met a total of 13 times during the fiscal year ended September 30, 2010. All members of the Management Board attended more than 90% of the time.
     Mark R. Chino has served as President of the Tribe since January 8, 2010. As President of the Tribe, Mr. Chino also serves as Chairman of the Management Board and Chief Executive Officer of the Company. Mr. Chino’s term will expire in January 2012. He previously served two consecutive two-year terms as President of the Tribe from 2004 to 2008 while at the same time serving as CEO of the Management Board. Prior to his terms as President of the Tribe, he held various law enforcement positions with the Bureau of Indian Affairs, Law Enforcement Services before retiring in 2004. He received his Bachelor of Police Science from New Mexico State University in 1977.
     Sandra Platero has served as Vice President of the Tribe since January 8, 2010. As Vice President of the Tribe, Ms Platero also serves as a member of the Management Board for a two-year term. Previously, she served on the Tribal Council from 2000 to 2004. In addition, she was the Project Manager at the Company from 2002 to 2004. Ms. Platero attended Southwestern Indian Polytechnic Institute and received a certificate in Secretarial/Business in 1992.
     Gregory Mendez has served his two-year term as a member of the Management Board since January 8, 2010. Mr. Mendez is also the Secretary of the Management Board and a member of the Tribal Council. Mr. Mendez served on the Tribal Council from 2000 to 2003 and has been on the Tribal Council since 2006. In a prior term, he served as Treasurer of the Tribe and currently serves as Secretary of the Tribe. Mr. Mendez is employed by the BIA as a Range Land Specialist, a position he has held for 20 years. He received a bachelor’s degree in range science from New Mexico State University in 1995.
     Pamela Cordova has served her two-year term as a member of the Management Board since January 8, 2010. Ms. Cordova is also a member of the Tribal Council. Ms. Cordova worked as a teacher and administrative assistant in the Tularosa School District and the Mescalero Apache Schools from the 1980s until May 2010. She received her Bachelor of Arts in Elementary Education in 1982 and a Master’s Degree in Elementary Education in 1986, each from New Mexico State University.
     Randy Bell has served his two-year term as a member of the Management Board since January 8, 2010. Mr. Bell is also a member of the Tribal Council. Mr. Bell was appointed to the Tribal Council in August 2008 and was elected to serve an additional two-year term starting in 2010. He is the owner and manager of Besh Din De Graphics, a print shop that since 2004 has catered primarily to Mescalero Apache artists. In addition, he is Chair of the Tribal Council Natural Resources Sub-Committee.
     Kenny Blazer has served his two-year term as a member of the Management Board since January 8, 2010. Mr. Blazer is also a member of the Tribal Council. Previously, he served on the Tribal Council from May 2008 through January 2009. He is the owner of Blazer Bus Co., which he has owned for 25 years. He also serves as the secretary of the Board of Directors of Otero County Electric Coop.
     Pete Kazhe has served his two-year term as a member of the Management Board since January 25, 2010. Mr. Kazhe is also a member of the Tribal Council. He worked for the Mescalero Apache Housing Authority (MAHA) until 2007 when he retired. He attended Ft. Lewis College in Durango, Colorado from 1964 to 1965.
     Oliver Enjady has served his two-year term as a member of the Management Board since January 2009. Mr. Enjady is also a member of the Tribal Council. Previously, he served as Vice President of the Tribe for a six-month period beginning in November 1998. In addition, he served as a member of the Tribal Council from 1996 to 1998, 2001 to 2001 and 2005 to 2006. He received his degree in art from the Institute of American Indian Arts in Santa Fe, New Mexico in 1991, and he currently works as a professional artist. Mr. Enjady will be replaced on January 14, 2011.

     Hazel Botella-Spottedbird has served as a member of the Management Board since January 2008. Ms. Botella-Spottedbird is also a member of the Tribal Council. She served as Treasurer of both the Tribal Council and the Management Board in 2009. She has been employed by the Company as the Accounts Receivable Coordinator since June 2005. She received a certificate from the International Business College for computer and accounting courses. Ms. Bottella-Spottedbird will be replaced on January 14, 2011.
     Manuel Lujan, Jr. has served as an independent member of the Management Board since January 2005. Mr. Lujan served as the U.S. Congressman representing the State of New Mexico from January 1969 to January 1989 and as Secretary of the Interior under the Bush Administration from 1989 to 1993. Since 1993 he has served as a lobbyist in Washington, D.C. through his company Manuel Lujan Associates, a consulting firm dealing with matters involving federal agencies. Mr. Lujan also currently serves on the board of directors of San Ildefonso Indian Pueblo Economic Development. He received a bachelor’s degree from the College of Sante Fe in 1950.
     Scott Eldredge has served as Chief Operating Officer of the Company since August 12, 2010. Mr. Eldredge has also assumed the role of Chief Financial Officer on an interim basis. From 2005 to 2010, Mr. Eldredge worked for the Santa Ana Star Casino, first as the Director of Marketing and Transportation and later as the General Manager. As General Manager, he managed a team of 800 employees and oversaw the business strategy for the property. From March 2010 until his appointment with the Company, Mr. Eldredge worked as Corporate Vice President of Marketing for Cherokee Nation Entertainment, where he developed and implemented their marketing strategy. Mr. Eldredge also completed the Casino Management Association certification program and the Maloof Hotels management trainee program. He graduated from New Mexico Highlands University with a Bachelor of Arts degree in business administration in 1991.
Management Board Independence
     The Tribe has established IMG Resort and Casino as an unincorporated enterprise of the Tribe to operate its gaming, hotel, resort and ski businesses. As such, the IMG Resort and Casino is governed by a Management Board comprised of between seven to nine members, including: the four members of the Executive Committee of the Tribe (including the President of the Tribe who serves as Chairperson, as well as the Vice President, Secretary and Treasurer of the Tribe); the Chief Operating Officer of IMG Resort and Casino, and at least one, and up to three, independent members. Currently, the Tribe has designated one individual, Mr. Lujan, Jr. to serve as the independent member of the Management Board.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Operating Officer, Chief Financial Officer, and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors upon written request. Any such request should be sent by mail to Inn of the Mountain Gods Resort and Casino, 287 Carrizo Canyon Road, Mescalero, New Mexico 88340, Attn: Chief Operating Officer or should be made by telephone by calling (575) 464-7777.
     We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics that apply to our Chief Operating Officer, Chief Financial Officer, and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Business Conduct and Ethics described in Item 406(b) of Regulation S-K.
Committees of the Board
     Audit Committee. On behalf of the Management Board, the Audit Committee is responsible for providing an independent, objective review of our auditing, accounting and financial reporting process, public reports and disclosures, and system of internal controls regarding financial accounting. Currently there are three members of the Audit Committee and Manuel Lujan, Jr. serves as the Audit Committee financial expert. The Management Board has determined that Mr. Lujan is independent.

     Compensation Committee. All members of our Management Board performed the responsibilities of the compensation committee, and participated in deliberations and made decisions concerning executive officer compensation during the course of regular board meetings or board activities conducted through unanimous consent board resolutions in lieu of meetings. Executive officers did not deliberate and vote on matters relating to their compensation as our executive officer. None of the members of the Management Board during the fiscal year ended September 30, 2010 served on the compensation committee of an entity whose executive officers served on the Management Board of the Company, and no executive officer of the Company during fiscal year 2010 served on the compensation committee or board of any company that employed any member of the Management Board.
     Disclosure Committee. The Disclosure Committee was established in 2004 and met one time during the fiscal year ended September 30, 2010. There are currently five members of the Disclosure Committee. There is no compensation for being on this committee.
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
     Our named executive officers consist of our Chief Operating Officer (“COO”) and our Chief Financial Officer (“CFO”). Compensation of officers is established after a review of data for executives in similar positions in comparable companies, mostly companies in the hospitality and gaming fields. When reviewing individual compensation levels, the Company considers individual and corporate performance, levels of responsibility, and competitive pay practices. These factors vary from individual to individual and other subjective features are also considered such as the individual’s experience.
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
Compensation Committee Report
     The Management Board has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the Board’s review and discussions with management, recommends that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2010.
Report Submitted by:
THE MANAGEMENT BOARD
Mark R. Chino, Chairman
Sandra Platero
Gregory Mendez
Pamela Cordova
Kenny Blazer
Randy Bell
Pete Kazhe
Oliver Enjady
Hazel Botella-Spottedbird
Manuel Lujan, Jr.
Scott Eldredge
Summary Compensation Table
     The following table sets forth, as to the Chief Operating Officer and Chief Financial Officer during fiscal year 2010 (referred to as the named executive officers); information concerning all compensation paid for services to us in all capacities for the fiscal year ended September 30, 2010 indicated below.

				All Other
				Compensation	Total
Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	($)	($)
Scott Eldredge Chief Operating Officer and Interim-Chief Financial Officer	2010	33,674	—	—	33,674

Elizabeth Foster-Anderson (2) Former — Chief Operating Officer	2010	198,480	—	21,155	219,635

Ben Martinez Former — Chief Financial Officer	2010	204,607	—	—	204,607

(1)	All of our officers receiving compensation in excess of $100,000 during the last fiscal year are listed above. No other officers other than the COO and CFO receive compensation in excess of $100,000.

(2)	Mrs. Foster-Anderson received severance pay.
DIRECTOR COMPENSATION

					Change in
					Pension
					Value and
					Non-qualified
				Non-Equity	Deferred
	Fees Earned or Paid			Incentive Plan	Compensation	All Other
	in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)
Mark R. Chino	4,200	—	—	—	—	—
Sandra Platero	4,200	—	—	—	—	—
Gregory Mendez	1,200	—	—	—	—	—
Pamela Cordova	1,400	—	—	—	—	—
Randy Bell	3,000	—	—	—	—	—
Kenny Blazer	1,400	—	—	—	—	—
Pete Kazhe	3,000	—	—	—	—	—
Oliver Enjady	2,800	—	—	—	—	—
Hazel Botella-Spottedbird	3,000	—	—	—	—	—
Manuel Lujan, Jr.	2,800	—	—	—	—	—
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence Related Party Transaction Approval Policy
     The Board recognizes that related party transactions can present conflicts of interest and questions as to whether the transactions are in the best interests of the Company. Accordingly, effective as of July 18, 2010, the Management Board adopted a written policy for the review, approval and ratification of transactions with related persons. For the purposes of the policy, a “related party transaction” is a transaction or relationship involving a member of the Management Board, executive officer or their immediate family members that is reportable under the SEC’s rules regarding such transactions. The policy requires for the Audit Committee to review and approve all related party transactions, other than transactions involving amounts less than $100,000 in aggregate. As the policy was not adopted until after the end of the fiscal year, only transactions on a going-forward basis will be reviewed and approved pursuant to the policy.

Distributions to the Tribe with Other Payments
     Distributions in the form of government service payments to the Tribe were $4.2 million during the fiscal year ended September 30, 2010. We make distributions to the Tribe under the terms of an annual Tribal budget resolution passed at the discretion of the Tribal Council. We intend to continue to make distributions to the Tribe subject to the restrictions set forth in the indenture governing our Senior Notes or any instrument replacing the indenture.
Tribal Taxes
     IMG Resort and Casino is subject to Mescalero Apache Tribal taxes which employs an alternative minimum tax system. Other than a portion of the operations at Ski Apache, IMG Resort and Casino’s operations are not subject to New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. Under the Tribe’s alternative minimum tax system, IMG Resort and Casino is assessed the greater of a fixed rate of $200,000 or the amount collected from sales taxes on a per month basis. Since November 2009, taxes have been collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are not included in net revenue. Excess tax amounts due under the alternative minimum tax system are expensed in the month they are due. In prior periods the taxes collected were included in net revenue and tax payments were expensed. Reclassifications have been made to the prior years presented to be consistent with the current fiscal year financial presentation. The tax payment is made at the beginning of the month in which the taxes are collected. As of September 30, 2010 and 2009, the Company had alternative minimum taxes payable of $196,877 and $88,122, respectively in connection with the taxes collected and not paid.
     The following chart highlights IMG Resort and Casino’s tribal tax activity for the fiscal year ended September 30, 2010, the five months ended September 30, 2009, and the fiscal years ended April 30, 2009 and 2008.

	For the fiscal year	For the five months	For the fiscal year	For the fiscal
	ended	ended	ended	year ended
	September 30, 2010	September 30, 2009	April 30, 2009	April 30, 2008
Alternative minimum tax paid/payable	$2,508,755	$1,088,122	$2,400,000	$2,400,000
Total taxes collected	(2,010,170)	(1,088,122)	(2,189,730)	(2,366,617)

Alternative minimum tax expense	$498,585	$—	$210,270	$33,383

Shared Services and Cost Allocations
     In 2003, IMG Resort and Casino and the Tribe entered into a service and cost allocation agreement, which provides that the Tribe or its enterprises will continue to provide IMG Resort and Casino and its resort enterprises the following services in accordance with past practice: (i) insurance; (ii) telecommunications; (iii) propane; and (iv) gaming regulation, and that IMG Resort and Casino and its resort enterprises will pay, on behalf of the Tribe, for (a) revenue sharing and regulatory fee obligations required under the 2001 Compact or any new compact, (b) federal regulatory fees required by IGRA, (c) an amount equal to the monthly payments required under the promissory note dated September 1, 1982, in favor of the Department of Interior, Bureau of Indian Affairs (See Note 5) and (d) amounts for certain other miscellaneous liabilities. IMG Resort and Casino reimburses the Tribe for its direct costs as billed by the third party.
Employee Benefits Cost Allocations
     In 2003, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement, which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, workers’ compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.
     The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $1.4 million, $1.2 million and $1.1 million for the five months ended September 30, 2008, 2009 and 2010, respectively. IMG Resort and Casino paid the Tribe approximately $3.5 million, $3.3 million and $2.7 million for the twelve months ended September 30, 2008 and 2009 and the fiscal year ended September 30, 2010, respectively.
Item 14. Principal Accounting Fees and Services
     Before our principal accountant is engaged by us to render audit or non-audit services, where required by the rules and regulations promulgated by the Securities and Exchange Commission, such engagement is approved by the Audit Committee.
     The following table sets forth the aggregate fees for professional service provided to IMG Resort and Casino for fiscal 2009 and 2010 by BDO USA, LLP:

	Fiscal year ended	Fiscal year ended
	September 30,	April 30,	Percentage of Services
	2010	2009	2010	2009
Audit Fees	$347,000	$370,000	91%	87%
Tax Fees	—	—	0%	0%
MICS Audit Fees and other	31,000	56,000	9%	13%

Total Fees	$378,000	$426,000	100%	100%

     “Audit Fees” billed during fiscal 2009 and 2010 were for professional services rendered for the audit of our financial statements quarterly reviews and services rendered in connection with regulatory filings for those fiscal years. “MICS Audit Fees” consists of fees related to agreed upon procedures applied to minimum internal control standards.
     The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for IMG Resort and Casino by its independent auditor. The Audit Committee has considered the role of BDO USA, LLP in providing audit and MICS services to IMG Resort and Casino and has concluded that such services are compatible role as IMG Resort and Casino’s independent auditor.
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

SIGNATURES
     Pursuant to the requirements of the Securities Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the Reservation of the Mescalero Apache Tribe, State of New Mexico, on January 7, 2011.

INN OF THE MOUNTAIN GODS RESORT AND CASINO

By:	/s/ Scott Eldredge Scott Eldredge
Its: Chief Operating Officer (Principal Executive Officer) and Interim-Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY
     Each person whose signature appears below constitutes and appoints Scott Eldredge, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her and his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark R. Chino Mark R. Chino	Chief Executive Officer Management Board Member (Chairperson)	January 7, 2011

/s/ Sandra Platero Sandra Platero	Vice Chairman, Management Board Management Board Member	January 7, 2011

/s/ Gregory Mendez Gregory Mendez	Secretary, Board Member Management Board Member	January 7, 2011

/s/ Manuel Lujan, Jr. Manuel Lujan, Jr.	Chairman, Audit Committee Management Board Member	January 7, 2011

/s/ Scott Eldredge Scott Eldredge	Chief Operating Officer Interim-Chief Financial Officer (Principal Financial Officer)	January 7, 2011

/s/ Pamela Cordova	Management Board Member	January 7, 2011
Pamela Cordova

/s/ Randy Bell	Management Board Member	January 7, 2011
Randy Bell

/s/ Kenny Blazer	Management Board Member	January 7, 2011
Kenny Blazer

/s/ Pete Kazhe	Management Board Member	January 7, 2011
Pete Kazhe

/s/ Oliver Enjady	Management Board Member	January 7, 2011
Oliver Enjady

/s/ Hazel Botella-Spottedbird	Management Board Member	January 7, 2011
Hazel Botella-Spottedbird

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
UNINCORPORATED BUSINESS ENTERPRISES OF THE MESCALERO APACHE TRIBE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Audited Financial Statements:
Consolidated Balance Sheets as of September 30, 2010 and September 30, 2009	F-2
Consolidated Statements of Operations for the Fiscal year ended September 30, 2010 the Five months ended September 30, 2009 and the Fiscal years ended April 30, 2009 and 2008	F-3
Consolidated Statements of Changes in Deficit for the Fiscal year ended September 30, 2010, the Five months ended September 30, 2009, and the Fiscal years ended April 30, 2009 and 2008	F-4
Consolidated Statements of Cash Flows for the Fiscal year ended September 30, 2010, the Five months ended September 30, 2009 and the Fiscal years ended April 30, 2009 and 2008	F-5
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
Management Board
Inn of the Mountain Gods Resort and Casino and subsidiaries
Mescalero, New Mexico
We have audited the accompanying consolidated balance sheets of Inn of the Mountain Gods Resort and Casino and subsidiaries (the “Company”), unincorporated enterprises of the Mescalero Apache Tribe, as of September 30, 2010 and 2009, and the related statements of operations, changes in deficit, and cash flows for the fiscal year ended September 30, 2010, the five months ended September 30, 2009 and the fiscal years ended April 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inn of the Mountain Gods Resort and Casino and subsidiaries as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the fiscal year ended September 30, 2010, the five months ended September 30, 2009 and the fiscal years ended April 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, negative cash flows, has negative working capital, accumulated deficits, and negative equity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Inn of the Mountain Gods Resort and Casino and subsidiaries are unincorporated enterprises of the Mescalero Apache Tribe and are not separate legal entities. These financial statements reflect the financial position of the Inn of the Mountain Gods Resort and Casino and subsidiaries and the results of their operation and their cash flows and do not purport to represent the financial position and activity of the Mescalero Apache Tribe as a whole.
/s/ BDO USA, LLP
Las Vegas, Nevada
January 7, 2011

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2010	2009
Current assets:
Cash and cash equivalents	$19,078,894	$5,528,820
Accounts receivable, net of allowance for doubtful accounts	615,860	718,049
Inventories	883,574	862,251
Prepaid expenses and other assets	1,327,904	1,321,812

Total current assets	21,906,232	8,430,932
Non-current assets:
Property, plant and equipment	312,376,013	308,443,306
Accumulated depreciation	(130,089,874)	(119,376,921)

Property, plant and equipment, net	182,286,139	189,066,385
Other assets	51,000	51,000
Deferred financing cost	296,859	2,078,017

Total assets	$204,540,230	$199,626,334

Liabilities and Deficit:
Current liabilities
Accounts payable	$2,113,414	$1,510,426
Accrued expenses	5,156,990	5,469,293
Accrued payroll and benefits	1,792,820	1,900,338
Accrued interest	51,845,000	22,386,667
Advance deposits	497,883	413,046
Current portion of long-term debt	200,008,912	202,924,922

Total current liabilities	261,415,019	234,604,692
Non-current liabilities:
Long-term debt, net of current portion	392,801	395,634

Total liabilities	261,807,820	235,000,326

Deficit
Distributions	(22,555,727)	(5,389,062)
Accumulated deficit	(34,711,863)	(29,984,930)

Total deficit	(57,267,590)	(35,373,992)

Total liabilities and deficit	$204,540,230	$199,626,334

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year
	ended	Five months ended
	September 30,	September 30,	Fiscal year ended April 30,
	2010	2009	2009	2008
Revenues:
Gaming	$74,721,871	$35,124,768	$74,383,388	$77,536,827
Hotel	10,046,611	5,429,623	11,421,683	12,157,187
Food and beverage	12,978,055	5,721,231	12,582,440	14,265,112
Recreation and other	18,390,098	5,455,183	16,812,405	20,216,187

Gross revenue	116,136,635	51,730,805	115,199,916	124,175,313

Less-promotional allowances	948,963	394,501	881,666	2,105,256

Net revenue	115,187,672	51,336,304	114,318,250	122,070,057

Operating Expenses:
Gaming	23,919,379	10,819,613	26,249,451	26,646,532
Hotel expenses	3,605,321	1,553,100	4,757,635	4,434,224
Food and beverage	13,275,308	5,298,491	13,546,888	15,348,515
Recreation and other	11,028,692	4,221,347	11,880,845	14,908,202
Marketing	8,512,629	3,892,640	8,343,783	10,004,622
General and administrative	15,531,274	6,194,328	16,886,659	14,593,965
Management fees	2,005,132	—	—	—
Refinance charges	1,420,212	—	—	—
Depreciation	11,399,788	5,072,973	12,162,079	16,061,087
Insurance reimbursement	(2,237,475)	(45,000)	(5,406,380)	—
Storm costs	221,346	20,558	376,700	—
(Gain) loss on disposal of assets	(25,280)	(15,000)	293,896	63,847

Total operating expenses	88,656,326	37,013,050	89,091,556	102,060,994

Operating Income	26,531,346	14,323,254	25,226,694	20,009,063

Other income:
Interest expense	(31,371,890)	(12,070,420)	(26,156,329)	(26,419,780)
Other income	113,611	25,364	72,731	236,917

Total other expense	(31,258,279)	(12,045,056)	(26,083,598)	(26,182,863)

Net (loss) income	$(4,726,933)	$2,278,198	$(856,904)	$(6,173,800)

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

Fiscal Year Ended September 30, 2010, Five Months Ended September 30, 2009, and Fiscal Years Ended
April 30, 2009 and 2008

	Contributed		Total
	Capital (Distributions)	Deficit	Equity (Deficit)
Balances, April 30, 2007	$29,652,939	$(25,232,424)	$4,420,515

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(8,004,000)	—	(8,004,000)
Net loss	—	(6,173,800)	(6,173,800)

Balances, April 30, 2008	21,648,939	(31,406,224)	(9,757,285)

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(8,004,000)	—	(8,004,000)
Net loss	—	(856,904)	(856,904)

Balances, April 30, 2009	13,644,939	(32,263,128)	(18,618,189)

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(19,034,001)	—	(19,034,001)
Net income	—	2,278,198	2,278,198

Balances, September 30, 2009	(5,389,062)	(29,984,930)	(35,373,992)

Distributions to Mescalero Apache Tribe:
Capital Distribution/Operating Transfers	(17,166,665)	—	(17,166,665)
Net loss	—	(4,726,933)	(4,726,933)

Balances, September 30, 2010	$(22,555,727)	$(34,711,863)	$(57,267,590)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended	Five months ended
	September 30,	September 30,	Fiscal year ended April 30,
	2010	2009	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,726,933)	$2,278,198	$(856,904)	$(6,173,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,180,946	5,815,121	13,761,455	17,664,576
Insurance reimbursement (paid directly to contractor)	—	—	(4,467,324)	—
(Gain) loss on disposal of assets	(25,280)	(15,000)	293,896	63,857
Changes in assets and liabilities:
Accounts receivable	102,189	(337,113)	186,300	(27,868)
Inventories	(21,323)	(72,687)	250,522	(273,428)
Prepaid expenses	(6,092)	(762,444)	406,386	(261,276)
Other long-term assets	—	—	(111,000)	62,500
Accounts payable	602,988	(612,277)	29,050	631,740
Accrued expenses, payroll and benefits	(419,821)	2,247,252	(754,485)	(308,072)
Accrued interest payable	29,458,333	11,186,667	—	—
Deposits and advanced payments	84,837	65,051	(9,653)	(81,011)

Net cash provided by operating activities	38,229,844	19,792,768	8,728,243	11,297,218

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,594,262)	(1,185,361)	(4,536,436)	(1,298,349)

Net cash used in investing activities	(4,594,262)	(1,185,361)	(4,536,436)	(1,298,349)

Cash flows from financing activities:
Principal payments on long-term debt	(2,918,843)	(1,601,321)	(3,606,165)	(3,949,406)
Distributions to Mescalero Apache Tribe	(17,166,665)	(19,034,001)	(8,004,000)	(8,004,000)

Net cash used in financing activities	(20,085,508)	(20,635,322)	(11,610,165)	(11,953,406)

Net increase (decrease) in cash and cash equivalents	13,550,074	(2,027,915)	(7,418,358)	(1,954,537)
Cash and cash equivalents, beginning of year	5,528,820	7,556,735	14,975,093	16,929,630

Cash and cash equivalents, end of year	$19,078,894	$5,528,820	$7,556,735	$14,975,093

Supplemental cash flow information:
Cash paid for interest	$95,906	$141,605	$24,531,805	$24,794,536

Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease	$—	$—	$354,624	$289,420

The accompanying notes are an integral part of these statements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Fiscal Year
On September 3, 2009, the Management Board (the “Board”) of IMG Resort and Casino resolved by unanimous consent to change the Company’s fiscal year, formerly ending April 30, to a fiscal year ending September 30, effective September 30, 2009. This change in fiscal year end makes the Company’s year end coincide with the Mescalero Apache Tribe’s fiscal year end.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred significant losses and did not generate sufficient cash to make the interest payments on its 12% Senior Notes due 2010 (the “Senior Notes”) since November 15, 2008. The Senior Notes matured on November 15, 2010. The company did not pay the principal due at maturity. This non-payment of interest and principal constitutes an event of default under the Indenture governing the Senior Notes and the trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes could declare all such notes immediately due and payable. The amount due in principal and interest is $251.8 million.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
As of September 30, 2010, the Company had negative working capital of approximately $239.5 million and a total deficit of approximately $57.3 million.
The event of default, along with the Company’s history of recurring losses, negative working capital and limited access to capital, has raised substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On November 24, 2010, the Company commenced a private offer to exchange its outstanding Senior Notes for (1) new 8.750% Senior Notes due 2020, (2) new Senior PIK Notes due 2020 and (3) a pro rata amount of $18 million in cash. The exchange offer was scheduled to expire at 5:00 p.m., New York City time, on January 7, 2011. The exchange offer has been extended to expire at 5:00 p.m., New York City time, on January 21, 2011, unless extended further or terminated. The purpose of the extension is to allow sufficient time for the receipt of regulatory approvals necessary for the exchange offer.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
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
Deferred Financing Costs
Debt issuance costs incurred in connection with the issuance of the Senior Notes were capitalized and are being amortized to interest expense using the straight-line method over the stated maturity of the debt, which approximates the effective interest method. Unamortized deferred financing costs were approximately $0.3 million and $2.1 million as of September 30, 2010 and September 30, 2009, respectively
Impairment of Long Lived Assets
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
For the fiscal year ended September 30, 2010, IMG Resort and Casino has incurred approximately $221,000, associated with the storm recovery and for the five months ended September 30, 2009, incurred approximately $21,000. For the fiscal year ended April 30, 2009, IMG Resort and Casino incurred approximately $377,000 and there was no cost incurred for the fiscal year ended April 30, 2008.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
Fair Value of Financial Instruments
Fair Value Disclosure. We adopted the new accounting guidance under generally accepted accounting principles relating to fair value measurements and disclosures effective October 1, 2009. The new guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.
The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.
•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•	Level 3 — Significant inputs to the valuation model are unobservable.
Due to their short-term nature, we estimate the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities by approximating their carrying values. We estimate, based on level 2 data, the fair value of our fixed-rate long-term debt to be approximately $74.0 million on the trade date closest to September 30, 2010, which was September 24, 2010. We estimate, based on level 2 data, the fair value of our fixed-rate long-term debt to be approximately $28.0 million on the trade date closest to September 30, 2009, which was September 15, 2009.
Contributed Capital
Contributed capital represents contributions from the Tribe and consists of (i) cash to fund certain construction and development of the IMG Resort and Casino, (ii) forgiveness of debt from the Inn to the Tribe and (iii) allocated costs related to the Mescalero Apache Tribe Defined Benefit Plan (see Note 7).
Revenues
In accordance with gaming industry practice, we recognize gaming revenues as the net win from gaming activities, which is the difference between gaming wins and losses. Gaming revenues are net of accruals for anticipated payouts of progressive slot jackpots and all other fees and table games. These anticipated jackpot payments are reflected as current liabilities on our balance sheets. The total accrual for jackpots and progressives was approximately $121,000 and $150,000 at September 30, 2010 and 2009, respectively. Net slot win represents all amounts played in the slot machines reduced by the winnings paid out and other fees. Table games net win represents the difference between table game wins and losses. The table games historical win percentage is reasonably predictable over time, but may vary considerably during shorter periods. Revenues from food, beverage, hotel, recreation, retail and other are recognized at the time the related service or sale is completed. Player reward redemptions for food and beverage, hotel rooms and other items are included in gross revenue at full retail value.
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
The total vouchers recognized by IMG Resort and Casino were approximately $949,000 for the fiscal year ended September 30, 2010 and approximately $395,000 for the five months ended September 30, 2009. The total vouchers recognized by IMG Resort and Casino were $882,000 and $2,105,000 for the fiscal years ended April 30, 2009 and 2008, respectively. The Apache Spirit Club liability is included in accrued expenses and was approximately $743,000 at September 30, 2010 and $885,000 at September 30, 2009.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
Emerging Issues Task Force (“EITF”) FASB ASC 605-50, Revenue Recognition, Customer payments and Incentives (prior authoritative literature: FASB EITF Issue No. 00-14, Accounting for Certain Sales Incentives (“FASB ASC 605-50 (FAS Issue No. 00-14)”), requires that discounts which result in a reduction in or refund of the selling price of a product or service in a single exchange transaction be recorded as a reduction of revenues. The Company adopted FASB ASC 605-50 (FAS Issue No. 00-14) on April 30, 2001. The Company’s accounting policy related to free or discounted food and beverage and other services already complies with FASB ASC 605-50 (FAS Issue No. 00-14), and those free or discounted services are generally deducted from gross revenues as “promotional allowances.” In January 2001, the EITF reached a consensus on certain issues related to Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Reproduces, or Services to be delivered in the future. Effective January 1, 2001, the Company through its wholly-owned subsidiaries adopted EITF 00-22, which requires that cash or equivalent amounts provided or returned to customers as part of a transaction not be shown as an expense, but instead as an offset to the related revenue.
The estimated cost of providing such complimentary allowances, as they relate to the all operations, was included in casino expenses as follows:

	For the fiscal year	For the five months	For the fiscal year	For the fiscal
	ended	ended	ended	year ended
	September 30, 2010	September 30, 2009	April 30, 2009	April 30, 2008
Hotel	$35,728	$17,702	$144,089	$1,597,405
Food and beverage	865,009	285,061	658,068	1,127,057

Total	$900,737	$302,763	$802,157	$2,724,462

Marketing
IMG Resort and Casino’s marketing costs to outside parties are expensed as incurred. For the fiscal year ended September 30, 2010 these costs were $8.5 million, for the five months ended September 30, 2009 these costs were $3.9 million and for the fiscal years ended April 30, 2009 and 2008 these costs were $8.3 million and $10.0 million, respectively.
Tribal Taxes
IMG Resort and Casino is subject to Mescalero Apache Tribal taxes which employs an alternative minimum tax system. Other than a portion of the operations at Ski Apache, IMG Resort and Casino’s operations are not subject to New Mexico State Gross Receipts Tax. A Tribal tax charge of 10.75% of room revenue, 6.75% of food and beverage revenue, and 6.5% of other revenue is charged at non-Ski Apache outlets. Under the tribe’s alternative minimum tax system, IMG Resort and Casino is assessed the greater of a fixed rate of $200,000 or the amount collected from sales taxes on a per month basis. Since November 2009, taxes have been collected and recorded as a liability on IMG Resort and Casino’s balance sheet and are not included in net revenue. Excess tax amounts due under the alternative minimum tax system are expensed in the month they are due. In prior periods the taxes collected were included in net revenue and tax payments were expensed. Reclassifications have been made to the prior years presented to be consistent with the current fiscal year financial presentation. The tax payment is made at the beginning of the month in which the taxes are collected. As of September 30, 2010 and 2009, the Company had alternative minimum taxes payable of $196,877 and $88,122, respectively in connection with the taxes collected and not paid.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
The following chart highlights IMG Resort and Casino’s tribal tax activity for the fiscal year ended September 30, 2010, five months ended September 30, 2009, and fiscal years ended April 30, 2009 and 2008.

	For the fiscal year	For the five months	For the fiscal year	For the fiscal
	ended	ended	ended	year ended
	September 30, 2010	September 30, 2009	April 30, 2009	April 30, 2008
Alternative minimum tax paid/payable	$2,508,755	$1,088,122	$2,400,000	$2,400,000
Total taxes collected	(2,010,170)	(1,088,122)	(2,189,730)	(2,366,617)

Alternative minimum tax expense	$498,585	$—	$210,270	$33,383

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
New Accounting Pronouncements
The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt FASB ASC 825-10 (SFAS 159) early must also adopt all of FASB ASC 825-10’s (SFAS 157) requirements at the early adoption date. The adoption of this standard did not have an effect on IMG Resort and Casino’s financial statements.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
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
The following chart highlights IMG Resort and Casino’s allowance for doubtful accounts for the fiscal year ended September 30, 2010, the five months ended September 30, 2009, and the fiscal years ended April 30, 2009 and 2008.

	For the fiscal year	For the five months	For the fiscal year	For the fiscal
	ended	ended	ended	year ended
	September 30, 2010	September 30, 2009	April 30, 2009	April 30, 2008
Allowance, beginning of year	$44,538	$37,104	$17,522	43,282
Bad debt expense	33,627	7,689	19,582	(23,252)
Write-offs	(1,170)	(255)	—	(2,508)

Allowance, end of year	$76,995	$44,538	$37,104	$17,522

NOTE 3 — INVENTORIES
Inventories consist of the following at September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Food and beverage	$235,617	$237,361
Golf and pro shop	68,763	65,853
Gift shops, fuel and other	579,194	559,037

Total inventories	$883,574	$862,251

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
NOTE 4 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment is summarized as follows at September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009
Land	$1,000,473	$1,000,473
Buildings	211,162,077	212,103,850
Lifts and Snowmaking equipment	10,993,143	6,394,905
Non-gaming equipment, furniture and other	53,105,375	52,482,422
Gaming equipment	23,701,858	22,470,190
Leasehold and land improvements, lake and golf course	11,075,633	11,075,633

Subtotal	311,038,559	305,527,473
Less accumulated depreciation and amortization	(130,089,874)	(119,376,921)

Property, plant and equipment, net	180,948,685	186,150,552
Construction in progress	1,337,454	2,915,833

Property, plant and equipment, net	$182,268,139	$189,066,385

NOTE 5 — LONG-TERM DEBT
On November 3, 2003, IMG Resort and Casino issued $200.0 million of its Senior Notes. The Senior Notes bear interest at 12% per year, payable on May 15 and November 15 of each year, beginning on May 15, 2004. The Senior Notes matured on November 15, 2010. The Senior Notes may be redeemed at any time on or after November 15, 2007 at fixed redemption prices plus accrued and unpaid interest, if any. If a change in control occurs, holders of the Senior Notes will have the right to require the repurchase of their Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. The Senior Notes are guaranteed by all of IMG Resort and Casino’s subsidiaries.
The Indenture governing the Senior Notes (the “Indenture”) contains covenants that limit, among other things, IMG Resort and Casino and the guarantors’ ability to pay dividends and make distributions to the Tribe; make investments; incur additional debt; create liens; sell equity interests in subsidiaries; enter into transactions with affiliates; enter into sale and leaseback transactions; engage in other businesses; transfer or sell assets; and merge or consolidate with or into other entities.
The Company has not made the scheduled $12.0 million interest payments on the Company’s Senior Notes since November 15, 2008. Under the terms of the Indenture, the Company had a 30 day grace period with respect to each interest payment but did not make these payments. Failure to make the May 15, 2009, November 15, 2009 and May 15, 2010 interest payments on or before June 15, 2009, December 15, 2009 and June 15, 2010, respectively, constituted separate events of default under the Indenture. Upon the occurrence of an event of default, the trustee or holders of at least 25% of the outstanding principal amount of the Senior Notes could declare all of the Senior Notes immediately due and payable.
Pursuant to the Indenture, the Company is obligated to pay penalty interest on overdue principal at the rate equal to 1% per annum in excess of the applicable interest rate on the Senior Notes (12%), and to pay interest on overdue installments of interest payable on the Senior Notes at the same rate. As of September 30, 2010, total accrued interest was $51.8 million, of which $6.9 million was penalty interest accrued.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
30, 2009 and 2008
The Tribe has engaged financial advisors, and negotiations between the Mescalero Apache Tribal Council and holders of the Senior Notes continue. If the Senior Notes are declared immediately due and payable, it would constitute a default under the terms of the Company’s furniture and equipment loan and the lenders thereunder could declare the outstanding loan to be immediately due and payable. Due to the events of default, the Senior Notes have been classified as current in the accompanying consolidated balance sheet.
On November 24, 2010, the Company announced that it has commenced a private offer to exchange its outstanding 12% Senior Notes due 2010 for (1) new 8.750% Senior Notes due 2020, (2) new Senior PIK Notes due 2020 and (3) a pro rata amount of $18 million in cash.
On June 15, 2004, IMG Resort and Casino entered into a $15.0 million fixed credit facility with an equipment finance company. The fixed credit facility is fully amortizable over five years and bears fixed interest rates ranging from 7.55% to 8.18%. Proceeds from the loan were used to fund furniture, fixtures and equipment for the Resort. As of September 30, 2010 and 2009, $8,912 and $2.5 million, respectively, remained outstanding on this facility.
Long-term debt at September 30, 2010 and 2010 is summarized as follows:

	September 30, 2010	September 30, 2009
Senior Notes, bearing interest at a fixed rate of 12%, maturing in 2010	$200,000,000	$200,000,000
Bureau of Indian Affairs (“BIA”), unsecured notes payable with payments of $27,100 per month, including interest at 8.5%, maturing in 2011	271,850	560,554
Capital Equipment Loans with Key Equipment, Five (5) year term, 7.65% interest	8,912	2,519,922
Xerox (3) year term	120,951	240,080

Total	200,401,713	203,320,556
Less current portion	(200,008,912)	(202,924,922)

Long-term portion	$392,801	$395,634

The maturities of long-term debt as of September 30, 2010 are as follows (in thousands):

2011		$200,008,912
2012		392,801

		$200,401,713

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
 30, 2009 and 2008
On June 22, 2004, the Department of the Interior approved the 2001 Compact. The 2001 Compact provides for a revenue sharing amount equal to 8% of “net win” from gaming machines, payable no later than 25 days after the last day of each calendar month and an annual regulatory fee of $100,000 paid in quarterly installments of $25,000. As of September 30, 2010 and September 30, 2009, the amount payable to the State was $1,597,491 and $1,546,113, respectively, for regulatory fees.
NOTE 7 — EMPLOYEE BENEFITS
In connection with the issuance of the Senior Notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement (see Note 10), which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, workers’ compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG Resort and Casino reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.
On May 1, 2009, the Tribe suspended the 4% matching contribution under our 401(k) plan as a cost saving measure. There was no match made by IMG Resort and Casino for the fiscal year ended September 30, 2010, and for the five months ended September 30, 2009. The total amount of match made by IMG Resort and Casino was $850,924 and $856,565 for the fiscal years ended April 30, 2009 and 2008, respectively. The IRS sets the maximum allowed matching contribution each year for qualified 401(k) plans. The maximum the IRS allows for an employee deferral amount for 2009 and 2010 is $15,500 for an employee who is under 50 years old and $20,500 for an employee who is 50 years or older.
NOTE 8 — RISK MANAGEMENT
IMG Resort and Casino manages the exposure to the risk of most losses through various commercial insurance policies. There have been no reductions in insurance coverage. Settlement amounts have not exceeded insurance coverage for the fiscal year ended September 30, 2010.
The Tribe is self-insured for employee health and accident insurance. IMG Resort and Casino’s employees are covered by the Tribe’s policy and remit amounts to the Tribe for their share of the self-insurance costs. The total amounts reimbursed to the Tribe were approximately $2,726,000 for the fiscal year ended September 30, 2010 and approximately $1,234,000 for the five months ended September 30, 2009. The total amounts reimbursed to the Tribe were approximately $3,548,000 and $3,370,000 for the fiscal years ended April 30, 2009 and 2008, respectively.
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
 30, 2009 and 2008
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Legal Matters
The IMG Resort and Casino and the Resorts are involved in various legal actions incident to their operations that, in the opinion of management, are not expected to materially affect the IMG Resort and Casino’s financial position or the results of its operations.
Occupancy Fee
A special use permit was obtained from the United States Department of Agriculture Forest Service for Ski Apache’s use of 80 acres of land in Lincoln National Forest. The permit is dated April 23, 1985, and has a term of 30 years with an annual occupancy fee based on revenue and gross fixed assets. Occupancy fee for the fiscal year ended September 30, 2010 was $61,000 and $17,000 for the five months ended September 30, 2009. Occupancy fee for the fiscal years ended April 30, 2009 and 2008 totaled $22,672 and $55,650, respectively
Employment Agreements
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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
 30, 2009 and 2008
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
Prior to January 6, 2010, IMG Resort and Casino had a consulting agreement (“Consulting Agreement”), with a subsidiary of Warner Gaming, LLC (“Consultant”). The Consulting Agreement provides that the Consultant will, over the three-year term of the Consulting Agreement, evaluate and make recommendations with respect to the following operations at the IMG Resort and Casino: gaming operations and related marketing, non-gaming marketing programs, hotel and other operations, food and beverage operations, human resources and finance and accounting. Warner Gaming was paid a consulting fee of $60,000 per month as well as reimbursable expenses.
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
The Tribe provides certain shared services which it administers for all of its enterprises. IMG Resort and Casino uses Mescalero Apache Telecommunications for some of its telecommunications related services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $208,000 for the fiscal year ended September 30, 2010 and $81,000 for the five months ended September 30, 2009, for such services. The IMG Resort and Casino paid Mescalero Apache Telecommunications approximately $191,000 and $197,000 for the fiscal years ended April 30, 2009 and 2008, respectively, for such services.
Shared Services and Cost Allocations
In connection with the issuance of the Senior Notes, IMG Resort and Casino and the Tribe entered into a service and cost allocation agreement, which provides that the Tribe or its enterprises will continue to provide IMG Resort and Casino and its resort enterprises the following services in accordance with past practice: (i) insurance; (ii) telecommunications; (iii) propane; and (iv) gaming regulation, and that IMG Resort and Casino and its resort enterprises will pay, on behalf of the Tribe, for (a) revenue sharing and regulatory fee obligations required under the 2001 Compact or any new compact, (b) federal regulatory fees required by IGRA, (c) an amount equal to the monthly payments required under the promissory note dated September 1, 1982, in favor of the Department of Interior, Bureau of Indian Affairs (See Note 5) and (d) amounts for certain other miscellaneous liabilities. IMG Resort and Casino reimburses the Tribe for its direct costs as billed by the third party.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years ended April
 30, 2009 and 2008
Employee Benefits Cost Allocations
In connection with the issuance of the Senior Notes, IMG Resort and Casino and the Tribe entered into an employee benefits cost allocation agreement, which provides that the Tribe will continue to provide IMG Resort and Casino and its resort enterprises with certain employee benefits in accordance with past practice, including group health benefits, workers’ compensation insurance, disability insurance, unemployment benefits and pension benefits. IMG reimburses the Tribe for its employees’ direct costs for coverage as billed by the third party.
The Tribe provides employee benefits to the IMG Resort and Casino, which reimburses the Tribe for all costs and expenses associated with this insurance. IMG Resort and Casino paid the Tribe approximately $2.7 million for the fiscal year ended September 30, 2010 and approximately $1.2 million for the five months ended September 30, 2009. IMG Resort and Casino paid the Tribe approximately $3.5 million and $3.3 million for the fiscal years ended April 30, 2009 and 2008, respectively.
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
For the fiscal year ended September 30, 2010, IMG Resort and Casino has incurred approximately $221,000 in costs associated with the storm recovery. For the five months ended September 30, 2009, IMG Resort and Casino has incurred approximately $21,000 in costs associated with storm recovery. For the fiscal year ended April 30, 2009, IMG Resort and Casino incurred approximately $376,700 in costs associated with storm recovery.
On the morning of November 7, 2008, Ski Apache experienced a fire. The fire was confined to a single metal building used largely for maintenance and repair parts for ski operations related equipment. The IMG Resort and Casino carries an insurance policy with a $100,000 deductible on all property losses. The actual insured value of the maintenance building was approximately $1,012,000. The contents had insured value of approximately $62,000. IMG Resort and Casino believes that the replacement costs for the damaged building, its contents, other large equipment, and vehicles affected are adequately insured to cover the replacement costs and/or actual cash value after the deductible is paid.
NOTE 12 — OPERATING SEGMENTS
The IMG Resort and Casino has four operating segments and a consolidating segment: Gaming at the IMG, Gaming at the Travel Center, Ski, and all other non-gaming. The Gaming segments include the activities of the two casinos. The Ski segment includes Ski lifts and Ski school at Ski Apache. The Non-Gaming segment includes the hotel, hunts, golf, food and beverage, banquets, conferences, retail shops, convenience store and truck stop fuel sales. As a result of realigning its operations, the resulting reporting of the segments has changed. The Company has reclassified prior years’ segment information to be consistent with the current reporting and operating structure in place today. Assets and liabilities have been consolidated under the non-segment group, and as a result, depreciation and interest expenses are not broken out separately by segment, which is consistent with the internal decision makers’ information requirements.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal year ended September 30, 2010, Five months ended September 30, 2009 and Fiscal years Ended April
 30, 2009 and 2008
SELECTED OPERATING SEGMENT FINANCIAL INFORMATION
These operating segments represent distinct business activities, which are managed separately from a profit and loss perspective, but jointly from a balance sheet perspective.
$(000s)

	Gaming	Gaming
	IMG	Travel Ctr	Ski	Non Gaming	Non Segment	Consolidated
Fiscal year ended:
September 30, 2010
Net revenue	$45,248	$29,103	$1,468	$32,047	$7,322	$115,188
Operating income (loss)	35,901	24,066	400	6,775	(40,611)	26,531
Depreciation expense	—	—	—	—	11,400	11,400
Interest expense	—	—	—	—	(31,372)	(31,372)
Interest income and other	—	—	—	—	(114)	(114)

Five months ended:
September 30, 2009
Net revenue	$22,005	$12,982	$4	$16,575	$(230)	$51,336
Operating income (loss)	17,980	10,671	5	6,569	(20,902)	14,323
Depreciation expense	—	—	—	—	5,073	5,073
Interest expense	—	—	—	—	(12,070)	(12,070)
Interest income and other	—	—	—	—	25	25

Fiscal year ended:
April 30, 2009
Net revenue	$44,281	$29,843	$923	$35,483	$3,788	$114,318
Operating income (loss)	33,514	23,668	5	9,296	(41,256)	25,227
Depreciation expense	—	—	—	—	12,162	12,162
Interest expense	—	—	—	—	(26,156)	(26,156)
Interest income and other	—	—	—	—	73	73

Fiscal year ended:
April 30, 2008
Net revenue	$46,644	$30,175	$(1,279)	$41,621	$4,909	$122,070
Operating income (loss)	36,232	24,205	25	10,236	(50,689)	20,009
Depreciation expense	—	—	—	—	16,061	16,061
Interest expense	—	—	—	—	(26,420)	(26,420)
Interest income and other	—	—	—	—	237	237
NOTE 13 — CONSOLIDATING INFORMATION
In connection with IMG Resort and Casino’s issuance in November 2003 of the Senior Notes, IMG Resort and Casino’s subsidiaries, Casino Apache, the Inn, the Travel Center and Ski Apache (“wholly-owned Guarantors”) have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. These guarantees were secured only until the completion of the Resort and thereafter unsecured.
Pursuant to Rule 3-10 of Regulation S-X, the following consolidating information is for IMG Resort and Casino and the wholly owned Guarantors of the Senior Notes. This consolidating financial information has been prepared from the books and records maintained by IMG Resort and Casino and the wholly-owned Guarantors. The consolidating financial information may not necessarily be indicative of results of operations or financial position had the wholly-owned Guarantors operated as independent entities. The separate financial statements of the wholly-owned Guarantors are not presented because management has determined they would not be material to investors.

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of September 30, 2010

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$13,301,087	$5,777,807	$—	$19,078,894
Accounts receivable	234,147	381,713	—	615,860
Inventories	205,174	678,400	—	883,574
Prepaid expenses	1,327,904	—	—	1,327,904

Total current assets	15,068,312	6,837,920	—	21,906,232
Fixed assets	—	312,376,013		312,376,013
Accumulated depreciation	—	(130,089,874)	—	(130,089,874)

Net fixed assets	—	182,286,139	—	182,286,139
Non-current
Other assets	51,000	—		51,000
Deferred financing costs	296,859	—	—	296,859
Advances to subsidiaries	7,337,608	30,161,767	(37,499,375)	—
Investment in subsidiaries	209,278,670	—	(209,278,670)	—

Total assets	$232,032,449	$219,285,826	$(246,778,045)	$204,540,230

Accounts payable	$2,113,414	$—	$—	$2,113,414
Accrued expenses	3,257,175	1,899,815	—	5,156,990
Accrued payroll and benefits	1,792,820	—	—	1,792,820
Accrued interest	51,845,000	—	—	51,845,000
Advanced deposits	—	497,883	—	497,883
Current portion of long-term debt	199,737,062	271,850	—	200,008,912

Total current liabilities	258,745,471	2,669,548	—	261,415,019

Advances from subsidiaries	30,161,767	7,337,608	(37,499,375)	—
Long-term debt, net of current portion	392,801	—	—	392,801

Total liabilities	289,300,039	10,007,156	(37,499,375)	261,807,820
Contributed capital	(22,555,727)	(6,012,897)	6,012,897	(22,555,727)
Retained earnings (accumulated deficit)	(34,711,863)	215,291,567	(215,291,567)	(34,711,863)

Total (deficit) equity	(57,267,590)	209,278,670	(209,278,670)	(57,267,590)

Total liabilities and (deficit) equity	$232,032,449	$219,285,826	$(246,778,045)	$204,540,230

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Fiscal Year Ended September 30, 2010

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$74,721,871	$—	$74,721,871
Hotel	—	10,046,611	—	10,046,611
Food and beverage	—	12,978,055	—	12,978,055
Recreation and other	—	18,390,098	—	18,390,098

Gross revenue	—	116,136,635	—	116,136,635
Less-promotional allowances	70,019	878,944	—	948,963

Net revenue	(70,019)	115,257,691	—	115,187,672

Operating expenses
Gaming	—	23,919,379	—	23,919,379
Hotel	—	3,605,321	—	3,605,321
Food and beverage	—	13,275,308	—	13,275,308
Recreation and other	—	11,028,692	—	11,028,692
Marketing	—	8,512,629	—	8,512,629
General and administrative	—	15,531,274	—	15,531,274
Management fees	2,005,132	—	—	2,005,132
Refinance fees	1,420,212	—	—	1,420,212
Depreciation	—	11,399,788	—	11,399,788
Insurance reimbursement (Note 11)	—	(2,237,475)	—	(2,237,475)
Storm costs (Note 11)	135,058	86,288	—	221,346
Gain on disposal of assets	—	(25,280)	—	(25,280)

Total operating expenses	3,560,402	85,095,924	—	88,656,326

Operating income (loss)	(3,630,421)	30,161,767	—	26,531,346

Other income (expense)
Interest (expense)	(31,371,890)	—	—	(31,371,890)
Income from subsidiaries	30,161,767	—	(30,161,767)	—
Other income	113,611	—	—	113,611

Total other expense	(1,096,512)	—	(30,161,767)	(31,258,279)

Net (loss) income	$(4,726,933)	$30,161,767	$(30,161,767)	$(4,726,933)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended September 30, 2010

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,726,933)	$30,161,767	$(30,161,767)	$(4,726,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,781,158	11,399,788	—	13,180,946
Loss on disposal of fixed assets	—	(25,280)	—	(25,280)
Changes in assets and liabilities:
Accounts receivable	(145,836)	248,025	—	102,189
Inventories	18,647	(39,970)	—	(21,323)
Prepaid expenses	(6,092)	—	—	(6,092)
Accounts payable	602,988	—	—	602,988
Accrued expenses, payroll and benefits	(436,727)	16,906	—	(419,821)
Accrued interest	29,458,333	—	—	29,458,333
Deposits and advance payments	—	84,837	—	84,837

Net cash provided by operating activities	26,545,538	41,846,073	(30,161,767)	38,229,884

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(4,549,262)	—	(4,549,262)
Investment in subsidiaries	(30,161,767)	—	30,161,767	—

Net cash used in investing activities	(30,161,767)	(4,549,262)	30,161,767	(4,549,262)

Cash flows from financing activities:
Advances from (to) affiliates	34,741,870	(34,741,870)	—	—
Principal payments on debt	(2,630,139)	(288,704)	—	(2,918,843)
Distributions to Mescalero Apache Tribe	(17,166,665)	—	—	(17,166,665)

Net cash provided by (used in) financing activities	14,945,066	(35,030,574)	—	(20,085,508)

Net increase in cash and cash equivalents	11,328,837	2,221,237	—	13,550,074
Cash and cash equivalents, beginning of period	1,972,250	3,556,570	—	5,528,820

Cash and cash equivalents, end of period	$13,301,087	$5,777,807	$—	$19,078,894

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of September 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,972,250	$3,556,570	$—	$5,528,820
Accounts receivable	88,311	629,738	—	718,049
Inventories	223,821	638,430	—	862,251
Prepaid expenses	1,321,812	—	—	1,321,812

Total current assets	3,606,194	4,824,738	—	8,430,932
Fixed Assets	—	308,443,306	—	308,443,306
Depreciation	—	(119,376,921)	—	(119,376,921)

Net fixed assets	—	189,066,385	—	189,066,385
Non current assets
Other assets	51,000	—	—	51,000
Deferred financing costs	2,078,017	—	—	2,078,017
Advances to subsidiaries	26,322,818	14,405,107	(40,727,925)	—
Investment in subsidiaries	179,116,903	—	(179,116,903)	—

Total Assets	$211,174,932	$208,296,230	$(219,844,828)	$199,626,334

Accounts Payable and other short term liabilities	$1,510,426	$—	$—	$1,510,426
Accrued expenses	3,586,384	1,882,909	—	5,469,293
Accrued payroll and benefits	1,900,338	—	—	1,900,338
Accrued interest	22,386,667	—	—	22,386,667
Advanced deposits	—	413,046	—	413,046
Current portion of long-term debt	202,630,139	294,783	—	202,924,922

Total current liabilities	232,013,954	2,590,738	—	234,604,692
Non current liabilities:

Advances from subsidiaries	14,405,107	26,322,818	(40,727,925)	—
Long-term debt, net of current portion	129,863	265,771	—	395,634

Total liabilities	246,548,924	29,179,327	(40,727,925)	235,000,326

Contributed capital	(5,389,062)	(6,012,897)	6,012,897	(5,389,062)
Retained earnings (deficit)	(29,984,930)	185,129,800	(185,129,800)	(29,984,930)

Total equity (deficit)	(35,373,992)	179,116,903	(179,116,903)	(35,373,992)

Total liabilities and equity (deficit)	$211,174,932	$208,296,230	$(219,844,828)	$199,626,334

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Five Months Ended September 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$35,124,768	$—	$35,124,768
Hotel	—	5,429,623	—	5,429,623
Food and beverage	—	5,721,231	—	5,721,231
Recreation and other	—	5,455,183	—	5,455,183

Gross revenue	—	51,730,805	—	51,730,805
Less -promotional allowances	34,915	359,586	—	394,501

Net revenue	(34,915)	51,371,219	—	51,336,304

Operating expenses
Gaming	—	10,819,613	—	10,819,613
Hotel	—	1,553,100	—	1,553,100
Food and beverage	—	5,298,491	—	5,298,491
Recreation and other	—	4,221,347	—	4,221,347
Marketing	—	3,892,640	—	3,892,640
General and administrative	—	6,194,328	—	6,194,328
Depreciation	—	5,072,973	—	5,072,973
Insurance reimbursement (Note 11)	—	(45,000)	—	(45,000)
Storm costs (Note 11)	—	20,558	—	20,558
Gain on disposal of assets	—	(15,000)	—	(15,000)

Total operating expenses	—	37,013,050	—	37,013,050

Operating (loss) income	(34,915)	14,358,169	—	14,323,254

Other income (expense)
Interest expense	(12,070,420)	—	—	(12,070,420)
Income from subsidiaries	14,358,169	—	(14,358,169)	—
Other income	25,364	—	—	25,364

Total other expense	2,313,113	—	(14,358,169)	(12,045,056)

Net income	$2,278,198	$14,358,169	$(14,358,169)	$2,278,198

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Five Months ended September 30, 2009
(unaudited)

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$2,278,198	$14,358,169	$(14,358,169)	$2,278,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	742,148	5,072,973	—	5,815,121
Gain on disposal of assets	—	(15,000)	—	(15,000)
Changes in assets and liabilities:
Accounts receivable	24,884	(361,997)	—	(337,113)
Inventories	(39,055)	(33,632)	—	(72,687)
Prepaid expenses	(762,444)	—	—	(762,444)
Accounts payable	(612,277)	—	—	(612,277)
Accrued expenses, payroll and benefits	1,279,531	967,721	—	2,247,252
Accrued interest	11,186,667	—	—	11,186,667
Deposits and advance payments	—	65,051	—	65,051

Net cash provided by operating activities	14,097,652	20,100,221	(14,358,169)	19,792,768

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(1,185,361)	—	(1,185,361)
Investment in subsidiaries	(14,358,169)	—	14,358,169	—

Net cash used in investing activities	(14,358,169)	(1,185,361)	14,358,169	(1,185,361)

Cash flows from financing activities:
Advances from (to) affiliates	18,234,925	(18,234,925)	—	—
Principal payments on debt	(1,488,370)	(112,951)	—	(1,601,321)
Distributions to Mescalero Apache Tribe	(19,034,001)	—	—	(19,034,001)

Net cash (used in) financing activities	(2,287,446)	(18,347,876)	—	(20,635,322)

Net increase in cash and cash equivalents	(2,547,963)	520,048		(2,027,915)
Cash and cash equivalents, beginning of period	4,520,213	3,036,522	—	7,556,735

Cash and cash equivalents, end of period	$1,972,250	$3,556,570	$—	$5,528,820

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

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Fiscal Year Ended April 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Revenues:
Gaming	$—	$74,383,388	$—	$74,383,388
Hotel	—	11,421,683	—	11,421,683
Food and beverage	—	12,582,440	—	12,582,440
Recreation and other	275,008	16,537,397	—	16,812,405

Gross revenue	275,008	114,924,908	—	115,199,916
Less-promotional allowances	77,010	804,656	—	881,666

Net revenue	197,998	114,120,252	—	114,318,250

Operating expenses
Gaming	—	26,249,451	—	26,249,451
Hotel	—	4,757,635	—	4,757,635
Food and beverage	—	13,546,888	—	13,546,888
Recreation and other	—	11,880,845	—	11,880,845
Marketing	—	8,343,783	—	8,343,783
General and administrative	—	16,886,659	—	16,886,659
Depreciation	—	12,162,079	—	12,162,079
Insurance reimbursement (Note 11)	(5,406,380)	—	—	(5,406,380)
Storm Costs (Note 11)	376,700	—	—	376,700
Loss on disposal of assets	—	293,896	—	293,896

Total operating expenses	(5,029,680)	94,121,236	—	89,091,556

Operating income	5,227,678	19,999,016	—	25,226,694

Other income (expense)
Interest income	41,795	—	—	41,795
Interest (expense)	(26,156,329)	—	—	(26,156,329)
Income from subsidiaries	19,999,016	—	(19,999,016)	—
Other income	30,936	—	—	30,936

Total other income (expense)	(6,084,582)	—	(19,999,016)	(26,083,598)

Net income (loss)	$(856,904)	$19,999,016	$(19,999,016)	$(856,904)

INN OF THE MOUNTAIN GODS RESORT AND CASINO AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Fiscal Year Ended April 30, 2009

		Guarantor
	IMGRC	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(856,904)	$19,999,016	$(19,999,016)	$(856,904)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,625,244	12,136,211	—	13,761,455
Insurance reimbursement (paid directly to contractor)	(4,467,324)	—		(4,467,324)
Loss on disposal of fixed assets	—	293,896	—	293,896
Changes in assets and liabilities:
Accounts receivable	(94,749)	281,049	—	186,300
Inventories	31,824	218,698	—	250,522
Prepaid expenses	233,036	173,350	—	406,386
Other long term assets	(161,000)	50,000	—	(111,000)
Accounts payable	29,050	—	—	29,050
Accrued expenses, payroll and benefits	(820,793)	66,308	—	(754,485)
Deposits and advance payments	—	(9,653)	—	(9,653)

Net cash provided by (used in) operating activities	(4,481,616)	33,208,875	(19,999,016)	8,728,243

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(4,536,436)	—	(4,536,436)
Investment in subsidiaries	(19,999,016)	—	19,999,016	—

Net cash used by investing activities	(19,999,016)	(4,536,436)	19,999,016	(4,536,436)

Cash flows from financing activities:
Advances to (from) affiliates	29,271,215	(29,271,215)	—	—
Principal payments on debt	(3,349,764)	(256,401)	—	(3,606,165)
Distributions to Mescalero Apache Tribe	(8,004,000)	—	—	(8,004,000)

Net cash provided by (used in) financing activities	17,917,451	(29,527,616)	—	(11,610,165)

Net decrease in cash and cash equivalents	(6,563,181)	(855,177)	—	(7,418,358)
Cash and cash equivalents, beginning of period	11,083,394	3,891,699	—	14,975,093

Cash and cash equivalents, end of period	$4,520,213	$3,036,522	$—	$7,556,735

INDEX TO EXHIBITS

Exhibit No.	Description
3.1*	Mescalero Apache Tribe Resolutions 03-05, 03-28 and 03-29 establishing and governing the Inn of the Mountain Gods Resort and Casino adopted and approved April 2, 2003, June 15, 2003 and June 15, 2003, respectively.

3.2*	Charter of the Management Board of IMG Resort and Casino.

4.1*	Indenture, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and U.S. Bank National Association, as Trustee, relating to the 12% Senior Notes due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.2*	Form of 12% Senior Note Due 2010 of the Inn of the Mountain Gods Resort and Casino.

4.3*	Registration Rights Agreement, dated as of November 3, 2003, among the Mescalero Apache Tribe, Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache and Citigroup Global Markets Inc, as the Initial Purchaser.

10.1*	2001 Compact between the Mescalero Apache Tribe and the State of New Mexico, entered into June 1, 2004.

10.3*	Second Amended Design/Build Construction Contract, by and among Inn of the Mountain Gods Resort and Casino, Centex/Worth Group, LLC, as Design/Builder, and Rider Hunt Levett & Bailey, as Construction Manager, dated as of September 6, 2003, and Change Order No. 9 thereto, dated October 24, 2003.

10.4*	Cash Collateral and Disbursement Agreement, dated as of November 3, 2003, among Inn of the Mountain Gods Resort and Casino, Casino Apache, Inn of the Mountain Gods, Casino Apache Travel Center, Ski Apache, U.S. Bank National Association, as Disbursement Agent, Professional Associates Construction Services, Inc., as Independent Construction Consultant and U.S. Bank National Association, as Trustee.

10.5*	Ski Apache Special Use Permit received from the United States Department of Agriculture, Forest Service dated April 23, 1985.

10.6 ***	Amended and restated management agreement among the Inn of the Mountain Gods Resort and Casino, Casino Apache Travel Center, Ski Apache and WG-IMG, LLC, dated January 6, 2010.

12.1	Statement of Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

14.1**	Code of Business Conduct and Ethics of Inn of the Mountain Gods Resort and Casino.

14.2**	Code of Ethics for Principal Executive Officer and Senior Financial Officer.

21.1*	Subsidiaries of the Registrant.

24.1	Power of Attorney of Officers and Management Board Members of Inn of the Mountain Gods Resort and Casino (set forth on the signature page of this Report).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
31.2	Certification of Interim-Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Interim-Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to IMG Resort and Casino’s Registration Statement on Form S-4 filed with the SEC on February 27, 2004 (SEC File No. 333-113140).

**	Incorporated by reference to IMG Resort and Casino’s Annual Report on Form 10-K filed with the SEC on July 29, 2004.

***	Incorporated by reference to IMG Resort and Casino’s Quarterly Report on Form 10-Q filed with the SEC on February 16, 2010.